Form 10-Q
period 2021-09-30
Amplitude, Inc.
filed 2021-11-09
CIK 1866692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40817

AMPLITUDE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	45-3937349
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
201 Third Street, Suite 200 San Francisco, California	94103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 988-5131

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.00001 par value per share	AMPL	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 3, 2021, there were 53,879,646 shares of the registrant's Class A common stock and 55,015,748 shares of the registrant's Class B common stock, each with a $0.00001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements about:

•
the effects of the coronavirus ("COVID-19") pandemic, including as a result of the recent Delta variant and any new strains or variants of the virus, on our business and the global economy generally;
•
our expectations regarding our revenue, expenses, and other operating results;
•
our ability to acquire new customers;
•
our ability to increase usage of our Digital Optimization System and upsell and cross sell additional products;
•
our ability to achieve or sustain our profitability;
•
future investments in our business, our anticipated capital expenditures, and our estimates regarding our capital requirements;
•
the costs and success of our sales and marketing efforts, including our ability to grow and maintain our channel partners, and our ability to promote our brand;
•
our reliance on key personnel and our ability to identify, recruit and retain skilled personnel;
•
our ability to effectively manage our growth, including any international expansion;
•
our ability to protect our intellectual property rights and any costs associated therewith;
•
our ability to compete effectively with existing competitors and new market entrants; and
•
the increased expenses associated with being a public company.

We caution you that the foregoing list does not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made available. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Quarterly Report on Form 10-Q by these cautionary statements.

SUMMARY OF RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. The following is a summary of principal risks and uncertainties that could materially adversely affect our business, financial condition, and results of operations. This summary should be read in conjunction with the “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks and uncertainties facing our business.

•
We have a limited operating history and have been growing rapidly over the last several years, which makes it difficult to forecast our future results of operations and increases the risk of your investment.
•
We have a history of losses. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability.
•
Our business depends on our current customers renewing their subscriptions and purchasing additional subscriptions from us, as well as attracting new customers. Any decline in our customer retention or expansion of our commercial relationships with existing customers or an inability to attract new customers would materially adversely affect our business, financial condition, and results of operations.
•
We expect fluctuations in our financial results, making it difficult to project future results. If we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price could decline.
•
We expect to continue to focus on sales to larger organizations and may become more dependent on those relationships, which may increase the variability of our sales cycles and our results of operations.
•
We recognize revenue over the term of our customer contracts. Consequently, downturns or upturns in new sales may not be immediately reflected in our results of operations and may be difficult to discern.
•
Unfavorable conditions in our industry or the global economy, or reductions in information technology spending, could limit our ability to grow our business and materially adversely affect our business, financial condition, and results of operations.
•
If the market for SaaS applications develops more slowly than we expect or declines, our business would be adversely affected.
•
Our intellectual property rights may not protect our business or provide us with a competitive advantage, which could have a material adverse effect on our business, financial condition, and results of operations.
•
We are subject to government regulation, including import, export, economic sanctions, and anti-corruption laws and regulations, that may expose us to liability and increase our costs.
•
Complying with evolving privacy and other data-related laws as well as contractual and other requirements may be expensive and force us to make adverse changes to our business, and the failure or perceived failure to comply with such laws, contracts, and other requirements could result in adverse reputational and brand damage and significant fines and liability or otherwise materially adversely affect our business and growth prospects.
•
Our stock price may be volatile, and could decline significantly and rapidly.
•
Our principal stockholders have the ability to influence the outcome of director elections and other matters requiring stockholder approval.
•
The dual class structure of our common stock has the effect of concentrating voting control with our existing stockholders, executive officers, directors, and their affiliates, which limits your ability to influence the outcome of important transactions and to influence corporate governance matters, such as electing directors, and to approve material mergers, acquisitions, or other business combination transactions that may not be aligned with your interests.
•
None of our stockholders are party to any contractual lock-up agreement or other contractual restrictions on transfer. Sales of substantial amounts of our Class A common stock in the public markets, or the perception that sales might occur, could cause the trading price of our Class A common stock to decline.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AMPLITUDE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(unaudited)

	As of September 30, 2021	As of December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$317,763	$117,783
Restricted cash, current	1,081	1,080
Accounts receivable, net of allowance for doubtful accounts of $63 and $162 as of September 30, 2021 and December 31, 2020, respectively	22,834	17,396
Prepaid expenses and other current assets	18,826	6,857
Deferred commissions, current	7,427	5,563
Total current assets	367,931	148,679
Property and equipment, net	3,886	2,673
Intangible assets, net	4,054	1,955
Goodwill	4,073	1,000
Restricted cash, noncurrent	850	—
Deferred commissions, noncurrent	18,683	13,877
Other noncurrent assets	10,424	6,898
Total assets	$409,901	$175,082
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,218	$4,417
Accrued expenses	24,836	8,110
Deferred revenue	71,457	40,797
Total current liabilities	99,511	53,324
Noncurrent liabilities	2,142	1,067
Total liabilities	101,653	54,391
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock:
Redeemable convertible preferred stock, $0.00001 par value per share; zero and 61,740 shares authorized as of September 30, 2021 and December 31, 2020, respectively; zero and 61,717 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively; aggregate liquidation preference of zero and $192,074 as of September 30, 2021 and December 31, 2020, respectively	—	187,811
Stockholders' equity (deficit):
Preferred stock, $0.00001 par value per share; 20,000 and zero shares authorized as of September 30, 2021 and December 31, 2020, respectively; zero shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Class A common stock, $0.00001 par value per share; 600,000 and zero shares authorized as of September 30, 2021 and December 31, 2020, respectively; 51,669 and zero shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.00001 par value per share; 600,000 and 118,600 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 56,006 and 27,924 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1	—
Additional paid-in capital	466,152	37,704
Accumulated deficit	(157,905)	(104,824)
Total stockholders’ equity (deficit)	308,248	(67,120)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$409,901	$175,082

See accompanying notes to condensed consolidated financial statements.

AMPLITUDE, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$45,473	$26,366	$117,837	$72,388
Cost of revenue	13,982	7,765	36,372	21,281
Gross profit	31,491	18,601	81,465	51,107
Operating expenses:
Research and development	18,493	5,586	34,022	19,727
Sales and marketing	22,199	11,482	59,009	36,851
General and administrative	27,567	3,918	41,098	13,416
Total operating expenses	68,259	20,986	134,129	69,994
Other income (expense), net	123	18	143	245
Loss before provision for (benefit from) income taxes	(36,645)	(2,367)	(52,521)	(18,642)
Provision for (benefit from) income taxes	(86)	207	560	555
Net loss	$(36,559)	$(2,574)	$(53,081)	$(19,197)
Net loss per share attributable to Class A and Class B common stockholders:
Basic and diluted	(0.93)	(0.10)	(1.64)	(0.78)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders:
Basic and diluted	39,301	25,147	32,362	24,750

See accompanying notes to condensed consolidated financial statements.

AMPLITUDE, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands)

(unaudited)

	Redeemable convertible preferred stock		Class A and Class B common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)
Balance at December 31, 2019	56,480	$137,991	24,646	$-	$17,378	$(80,257)	$(62,879)
Issuance of redeemable convertible preferred stock, net of issuance costs of $0	23	200	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	1,091	-	1,091
Exercise of stock options	-	-	38	-	43	-	43
Vesting of early exercised stock options	-	-	-	-	7	-	7
Donation of common stock and repurchase of unvested stock options	-	-	(188)	-	(2)	-	(2)
Net loss	-	-		-		(4,908)	(4,908)
Balance at March 31, 2020	56,503	$138,191	24,496	$-	$18,517	$(85,165)	$(66,648)
Issuance of redeemable convertible preferred stock, net of issuance costs of $169	5,214	49,620	-	-		-	-
Stock-based compensation expense	-	-	-	-	9,395	-	9,395
Exercise of stock options	-	-	812	-	1,020	-	1,020
Vesting of early exercised stock options	-	-	-	-	5	-	5
Donation of common stock and repurchase of unvested stock options	-	-	(182)	-	-	-	-
Net loss	-	-	-			(11,715)	(11,715)
Balance at June 30, 2020	61,717	$187,811	25,126	$-	$28,937	$(96,880)	$(67,943)
Stock-based compensation expense	-	-	-	-	1,437	-	1,437
Exercise of stock options	-	-	532	-	310	-	310
Vesting of early exercised stock options	-	-		-	75	-	75
Net loss	-	-	-	-	-	(2,574)	(2,574)
Balance at September 30, 2020	61,717	$187,811	25,658	$-	$30,759	$(99,454)	$(68,695)

See accompanying notes to condensed consolidated financial statements.

AMPLITUDE, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands)

(unaudited)

	Redeemable convertible preferred stock		Class A and Class B common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)
Balance at December 31, 2020	61,717	$187,811	27,924	$-	$37,704	$(104,824)	$(67,120)
Stock-based compensation expense	-	-	-	-	2,628	-	2,628
Exercise of stock options	-	-	1,226	-	1,488	-	1,488
Vesting of early exercised stock options	-	-	-	-	179	-	179
Net loss	-	-	-	-	-	(6,439)	(6,439)
Balance at March 31, 2021	61,717	$187,811	29,150	$-	$41,999	$(111,263)	$(69,264)
Issuance of redeemable convertible preferred stock, net of issuance costs of $198	5,419	173,302	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	3,085	-	3,085
Exercise of stock options	-	-	1,690	-	2,691	-	2,691
Vesting of early exercised stock options	-	-	-	-	480	-	480
Issuance of common stock in connection with an acquisition	-	-	1,070	-	7,402	-	7,402
Net loss	-	-	-	-	-	(10,083)	(10,083)
Balance at June 30, 2021	67,136	$361,113	31,910	$-	$55,657	$(121,346)	$(65,689)
Issuance of redeemable convertible preferred stock, net of issuance costs of $0	828	26,500	-	-	-	-	-
Conversion of redeemable convertible preferred stock to common stock upon direct listing	(67,964)	(387,613)	67,964	1	387,612	-	387,613
Stock-based compensation expense	-	-	-	-	14,613	-	14,613
Exercise of stock options	-	-	5,221	-	7,758	-	7,758
Vesting of restricted stock units	-	-	2,580	-	-	-	-
Vesting of early exercised stock options	-	-	-	-	512	-	512
Net loss	-	-	-	-	-	(36,559)	(36,559)
Balance at September 30, 2021	-	$-	107,675	$1	$466,152	$(157,905)	$308,248

See accompanying notes to condensed consolidated financial statements.

AMPLITUDE, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(53,081)	$(19,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,210	1,141
Stock-based compensation expense	20,137	11,923
Allowance for doubtful accounts, net of recoveries	(34)	126
Other	(377)	-
Changes in operating assets and liabilities:
Accounts receivable	(5,389)	(3,886)
Prepaid expenses and other current assets	(11,931)	1,634
Deferred commissions	(6,671)	(3,788)
Other noncurrent assets	(3,526)	(2,227)
Accounts payable	(1,200)	357
Accrued expenses	7,546	(140)
Deferred revenue	30,633	6,531
Noncurrent liabilities	1,074	125
Net cash used in operating activities	(20,609)	(7,401)
Cash flows from investing activities:
Purchase of property and equipment	(957)	(478)
Cash paid for acquisitions, net of cash acquired	1,724	(3,700)
Capitalization of internal-use software costs	(1,125)	(924)
Net cash used in investing activities	(358)	(5,102)
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net	199,802	49,820
Proceeds from the exercise of stock options	16,634	1,374
Cash received for tax withholding obligations on equity award settlements	106,919	401
Cash paid for tax withholding obligations on equity award settlements	(101,556)	(401)
Repurchase of unvested stock options	(1)	(2)
Net cash provided by financing activities	221,798	51,192
Net increase in cash, cash equivalents, and restricted cash	200,831	38,689
Cash, cash equivalents, and restricted cash at beginning of the period	118,863	80,918
Cash, cash equivalents, and restricted cash at end of the period	$319,694	$119,607
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$170	$134
Non-cash investing and financing activities:
Purchases of property and equipment included in liabilities	$-	$87
Vesting of early exercised options	$1,171	$87

See accompanying notes to condensed consolidated financial statements.

AMPLITUDE, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)
Summary of Business and Significant Accounting Policies

Description of Business

Amplitude, Inc. (the “Company”) was incorporated in the state of Delaware in 2011 and is headquartered in San Francisco, California. The Company provides a Digital Optimization System that helps companies analyze their customer behavior within digital products. The Company also offers customer support related to initial implementation setup, ongoing support services, and application training.

Segment Information

The Company has a single operating and reportable segment. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. Long-lived assets outside of the United States are immaterial. For information regarding the Company’s revenue by geographic area, see Note 2 below.

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP" or "GAAP") and include the accounts of Amplitude, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The reporting currency of the Company is the United States dollar. The functional currency of the Company’s foreign subsidiaries is also the United States dollar.

The unaudited condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including certain notes required by U.S. GAAP on an annual reporting basis. In management's opinion, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to state fairly the balance sheet, statements of operations, statements of redeemable convertible preferred stock and stockholders' equity (deficit), and statements of cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s final prospectus related to the direct listing of the Company’s Class A common stock on the Nasdaq Capital Market (the “Direct Listing”) filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on September 28, 2021.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period condensed consolidated financial statements.

Direct Listing

On September 21, 2021, the Company’s registration statement related to the Direct Listing (the "Registration Statement") was declared effective by the SEC, and on September 28, 2021, the Direct Listing was completed and the Company’s Class A common stock commenced trading. The Company incurred fees related to financial advisory service, audit, and legal expenses in connection with the Direct Listing and recorded general and administrative expenses of $16.1 million and $18.2 million for the three and nine months ended September 30, 2021, respectively.

Prior to the Direct Listing, on August 30, 2021, an amended and restated certificate of incorporation of the Company was filed with the Secretary of State of the State of Delaware, which resulted in the creation of Class A common stock and Class B common stock. All existing shares of common stock issued and outstanding were reclassified into shares of Class B common stock.

Upon the effectiveness of the Registration Statement, all 68.0 million outstanding shares of redeemable convertible preferred stock were converted into an equivalent number of shares of Class B common stock.

On September 21, 2021, an amended and restated certificate of incorporation of the Company was filed with the Secretary of State of the State of Delaware, authorizing an aggregate of 1,220,000,000 shares of capital stock of the Company, including 600,000,000 shares of Class A common stock, 600,000,000 shares of Class B common stock, and 20,000,000 shares of preferred stock.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. These estimates are based on information available as of the date of the financial statements and may involve subjective or significant judgment by the Company; therefore, actual results could differ from the Company’s estimates. Items subject to such estimates and assumptions include, but are not limited to the:

•
expected period of benefit for deferred commissions;
•
useful lives of long-lived assets;
•
valuation of the Company’s common stock and stock-based awards;
•
valuation of goodwill and intangible assets; and
•
the recognition, measurement, and valuation of deferred tax assets and income tax uncertainties.

Risks and Uncertainties

While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions, it has already had an adverse effect on the global economy and the lasting effects of the pandemic continue to be unknown. The Company may experience customer losses, including due to bankruptcy or customers ceasing operations, which may result in delays in collections or an inability to collect accounts receivable from these customers. The extent to which COVID-19 may continue to impact the Company’s financial condition, results of operations, or liquidity continues to remain uncertain, and as of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or an adjustment to the carrying value of the Company’s assets or liabilities. These estimates may change, as new events occur and additional information is obtained, which will be recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates, and any such differences may be material to the Company’s financial statements.

Concentration of Risk and Significant Customers

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, and accounts receivable. Although the Company deposits its cash with high-quality, credit-rated financial institutions, the deposits, at times, may exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

No customer accounted for 10% or more of total revenue for the three and nine months ended September 30, 2021 and September 30, 2020. As of the quarter ended September 30, 2021, one customer represented 20% of accounts receivable. As of the year ended December 31, 2020, two customers represented 14% and 13% of accounts receivable, respectively.

Recently Issued Accounting Pronouncements

Leases: In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires companies to recognize lease liabilities and corresponding right-of-use leased assets on the balance sheets and to disclose key information about leasing arrangements. Qualitative and quantitative disclosures will be enhanced to better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2021, with early adoption permitted. Based on the Company’s initial assessment of its current and future leases, the Company anticipates the adoption of this guidance will have a material impact on its financial position as the Company will be required to recognize a right-of-use asset and corresponding liability related to its operating leases on its consolidated balance sheets.

Additionally, in 2018 and 2019, the FASB issued the following Topic 842–related ASUs:

•
2018-01, Land Easement Practical Expedient for Transition to Topic 842, which clarifies the applicability of Topic 842 to land easements and provides an optional transition practical expedient for existing land easements;
•
2018-10, Codification Improvements to Topic 842, Leases, which makes certain technical corrections to Topic 842;
•
2018-11, Leases (Topic 842): Targeted Improvements, which allows companies to adopt Topic 842 without revising comparative period reporting or disclosures and provides an optional practical expedient to lessors to not separate lease and non-lease components of a contract if certain criteria are met; and

•
2019-01, Leases (Topic 842): Codification Improvements, which provides guidance for certain lessors on determining the fair value of an underlying asset in a lease and on the cash flow statement presentation of lease payments received; ASU No. 2019-01 also clarifies disclosures required in interim periods after adoption of ASU No. 2016-02 in the year of adoption.

Financial Instruments - Credit Losses: In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments (Topic 326). This standard revises current U.S. GAAP methodology by requiring measurement and immediate recognition of expected credit losses on in-scope financial instruments, including trade receivables. ASU No. 2016-13 is effective for annual periods beginning after December 15, 2022, with early adoption permitted in fiscal years beginning after December 31, 2018. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

Intangibles – Goodwill: In January 2017, the FASB issued No. ASU 2017-04, Intangibles—Goodwill and Other (Topic 350), which eliminates Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on today’s Step 1). This update is effective for annual and interim impairment tests performed in periods beginning after December 15, 2022. Early adoption of the standard is permitted. The Company is currently evaluating the new guidance and assessing the potential impact on its consolidated financial statements.

(2)
Revenue from Contracts with Customers

Deferred Revenue and Remaining Performance Obligations

The amount of revenue recognized in the nine months ended September 30, 2021 that was included in deferred revenue as of December 31, 2020 was $36.9 million.

As of September 30, 2021 and December 31, 2020, unrecognized transaction price related to remaining performance obligations was $152.0 million and $95.6 million, respectively. The Company’s remaining performance obligations as of September 30, 2021 and December 31, 2020 are expected to be recognized as follows (in thousands):

	As of September 30, 2021	As of December 31, 2020
Less than or equal to 12 months	$125,946	$85,706
Greater than 12 months	26,061	9,931
Total remaining performance obligations	$152,007	$95,637

Disaggregation of Revenue

The following table shows the Company’s disaggregation of revenue by geographic areas, as determined based on the billing address of its customers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$29,582	16,914	75,942	46,292
International	15,891	9,452	41,895	26,096
Total revenue	$45,473	$26,366	$117,837	$72,388

Deferred Commissions

Commissions paid upon the initial acquisition of a contract are deferred and then amortized on a straight-line basis over a period of benefit, determined to be five years. The following table represents a rollforward of the Company’s deferred commissions for the three and nine months ended September 30, 2021 and September 30, 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$24,957	14,146	19,440	12,260
Additions to deferred commissions	3,002	2,943	11,506	6,605
Amortization of deferred commissions	(1,849)	(1,042)	(4,836)	(2,818)
Ending balance	26,110	16,047	26,110	16,047
Deferred commissions, current portion	7,427	4,641	7,427	4,641
Deferred commissions, net of current portion	18,683	11,406	18,683	11,406
Total deferred commissions	$26,110	$16,047	$26,110	$16,047

(3)
Balance Sheet Components

The following tables show the Company’s financial statement details as of September 30, 2021 and December 31, 2020.

Cash, Cash Equivalents and Restricted Cash

The following table represents the Company's cash, cash equivalents, and restricted cash at each period end (in thousands):

	As of September 30,		As of December 31,
	2021	2020	2020	2019
Cash and cash equivalents	$317,763	$118,527	$117,783	$79,839
Restricted cash, current	1,081	1,080	1,080	-
Restricted cash, noncurrent	850	-	-	1,079
Total cash, cash equivalents, and restricted cash	$319,694	$119,607	$118,863	$80,918

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of September 30, 2021	As of December 31, 2020

Prepaid hosting	$8,357	$4,677
Other prepaid expenses and other assets	10,469	2,180
Total prepaid expense and other current assets	$18,826	$6,857

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of September 30, 2021	As of December 31, 2020

Accrued commission	$3,559	$3,273
Accrued payroll and employee related taxes	6,515	1,123
Accrued sales tax	951	256
Liability from early exercised stock options	4,420	894
Other accrued liabilities	9,391	2,564
Total accrued expenses	$24,836	$8,110

(4)
Acquisitions, Intangible Assets, and Goodwill

Acquisitions

During the nine months ended September 30, 2021, the Company completed an acquisition of a privately-held company for an aggregate of $9.5 million, consisting of $2.1 million of cash and $7.4 million of equity consideration through the issuance of 0.7 million shares of its common stock. The Company has accounted for this transaction as a business combination. In allocating the aggregate purchase price based on the estimated fair values, the Company recorded $3.8 million of cash, $2.85 million as a developed technology intangible asset, and $0.4 million as a customer related intangible asset, both of which are to be amortized over estimated useful lives of three years. The excess of purchase consideration over the fair value of net assets acquired was recorded as goodwill in the amount of $3.1 million after measurement period and working capital adjustments. As part of the acquisition, the Company also agreed to retention agreements with key employees in which 0.4 million shares of common stock are restricted and vest over a service period of four years. As of September 30, 2021, total unrecognized stock-based compensation expense related to these restricted shares was $3.8 million, which is expected to be recognized over the weighted average remaining vesting period of 3.6 years. The Company believes the goodwill balances associated with these acquisitions represent the synergies expected from expanded market opportunities when integrating the acquired developed technologies with the Company’s offerings as well as acquiring an assembled workforce. Related goodwill is deductible for income tax purposes.

Aggregate acquisition-related costs associated with this business combination was not material for all periods presented and were included in general and administrative expenses in the condensed consolidated statements of operations. The results of operations of this business combination has been included in the Company’s condensed consolidated financial statements from the acquisition date. This business combination did not have a material impact on the Company’s condensed consolidated financial statements. Therefore, historical results of operations prior to the acquisition dates and pro forma results of operations have not been presented.

Intangible Assets Other Than Goodwill

Intangible assets, net consisted of the following (in thousands):

	As of September 30, 2021			As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology	$5,550	$(1,837)	$3,713	$2,700	$(745)	$1,955
Customer related	400	(59)	341	—	—	—
Intangible assets, net	$5,950	$(1,896)	$4,054	$2,700	$(745)	$1,955

Amortization expense of intangible assets was $0.5 million and $1.2 million for the three and nine months ended September 30, 2021, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2020, respectively.

As of September 30, 2021, future amortization expense is expected to be as follows (in thousands):

Amount
Remainder of 2021	$500
2022	1,983
2023	1,239
2024	332
2025	-
Total	$4,054

(5)
Redeemable Convertible Preferred Stock

During the nine months ended September 30, 2021, the Company issued 6,246,111 shares of Series F redeemable convertible preferred stock.

Upon the effectiveness of the Registration Statement in connection with the Direct Listing, all shares of the Company's redeemable convertible preferred stock converted to Class B common stock on a one-to-one basis. The table below summarizes the Company's redeemable convertible preferred stock immediately prior to conversion (in thousands, except share data):

		Shares issued	Carrying
	Shares	and	value,	Liquidation
	authorized	outstanding	net of costs	preference
Series A (1)	24,504,272	24,504,272	$11,363	15,166
Series B	14,334,638	14,334,638	15,809	15,900
Series C	8,351,370	8,351,370	31,344	31,420
Series D	9,313,611	9,313,611	79,675	79,800
Series E	5,213,607	5,213,607	49,620	49,789
Series F	6,246,111	6,246,111	199,802	200,000
	67,963,609	67,963,609	$387,613	392,074

(1)
Includes the conversion of convertible notes with underlying principal and accrued interest of $2.1 million into 8,341,090 shares of Series A redeemable convertible preferred stock.

As of September 30, 2021, there were no shares of redeemable convertible preferred stock issued and outstanding.

(6)
Stockholders’ Equity (Deficit) and Equity Incentive Plans

Preferred stock

In connection with the Direct Listing, on September 21, 2021, an amended and restated certificate of incorporation of the Company was filed with the Secretary of State of the State of Delaware, which authorized the issuance of 20 million shares of undesignated preferred stock with a par value of $0.00001 per share and rights and preferences, including voting rights, designated from time to time by the board of directors.

Common Stock

The Company has two classes of common stock: Class A common stock and Class B common stock. The Company's amended and restated certificate of incorporation authorizes the issuance of 600 million shares of Class A common stock and 600 million shares of Class B common stock. The shares of Class A common stock and Class B common stock are identical, except with respect to voting, conversion, and transfer rights. Each share of Class A common stock is entitled to one vote. Each share of Class B common stock is entitled to five votes. Class A and Class B common stock each have a par value of $0.00001 per share, and are referred to as common stock throughout the notes to the condensed consolidated financial statements, unless otherwise noted. Holders of common stock are entitled to receive any dividends whenever funds are legally available and if declared by the board of directors.

Shares of Class B common stock may be converted to Class A common stock at any time at the option of the stockholder. Shares of Class B common stock will also automatically convert into one share of Class A common stock upon any transfer, except for certain permitted transfers described in the Company's amended and restated certificate of incorporation. In addition, each share of Class B common stock held by the Company's three cofounders (or any of such founder’s affiliates) will convert automatically into one share of Class A common stock on the earlier of: (i) the death or incapacity of such founder or (ii) the date that is six months following the date on which such founder is no longer an employee or director of the Company (unless such founder has rejoined the Company during such six-month period). Each outstanding share of the Company's Class B common stock will also convert automatically into one share of Class A common stock on the date that is six months following the date on which no founder is an employee or director of the Company (unless a founder has rejoined the Company during such six-month period). In addition, any transfer by a founder (or such founder’s affiliates) to one or more of the other founders (or such founders’ affiliates) will not result in the automatic conversion of such shares of Class B common stock to Class A common stock. Once converted into Class A common stock, the Class B common stock may not be reissued.

The Company has reserved shares of its common stock as follows:

	As of September 30, 2021	As of December 31, 2020
Redeemable convertible preferred stock	—	61,717,498
Warrants	—	7,000
Non-plan stock options	—	36,062
Amended and Restated 2014 Stock
Option and Grant Plan:
Equity plan stock options outstanding	23,613,293	28,445,269
RSUs outstanding	1,231,873	2,571,430
Shares available for future issuance	—	1,151,100
2021 Incentive Award Plan:
Shares available for future issuance	19,290,929	—
2021 Employee Stock Purchase Plan:
Shares available for future issuance	2,663,371	—
Total reserved shares	46,799,466	93,928,359

Equity Incentive Plans

In December 2014, the Company adopted its 2014 Stock Option and Grant Plan (as amended, the “2014 Plan”), pursuant to which shares of the Company’s common stock were reserved for the issuance of stock options (incentive and non-statutory), restricted stock units ("RSUs"), and restricted stock to employees, directors, and consultants under terms and provisions established by the board of directors and approved by the Company’s stockholders. The 2014 Plan was terminated in September 2021 in connection with the Direct Listing but continues to govern the terms of outstanding awards that were granted prior to the termination of the 2014 Plan. No further equity awards will be granted under the 2014 Plan. With the establishment of the 2021 Incentive Award Plan (the "2021 Plan") as further discussed below, upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class A common stock underlying outstanding stock-based awards granted under the 2014 Plan, an equal number of shares of Class A common stock will become available for grant under the 2021 Plan.

2021 Incentive Award Plan

In August 2021, the Company's board of directors adopted, and its stockholders approved, the 2021 Plan, which became effective in connection with the Direct Listing. The 2021 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSU awards, performance bonus awards, performance stock units, dividend equivalent awards and other forms of equity compensation (collectively, "equity awards"). A total of 18,643,596 shares of the Company's Class A common stock have been reserved for issuance under the 2021 Plan in addition to (i) any shares available for issuance under the 2014 Plan as of the effective date of the 2021 Plan, (ii) the number of shares represented by awards outstanding under the Company's 2014 Plan (“Prior Plan Awards”) that become available upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class A common stock underlying outstanding stock awards granted under the 2014 Plan, and (iii) an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (A) 5% of the shares of the Company's common stock outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the Company's board of directors; provided, however, that no more than 88,000,000 shares of stock may be issued upon the exercise of incentive stock options.

2021 Employee Stock Purchase Plan

In August 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (the "2021 ESPP"), which became effective in connection with the Direct Listing. The 2021 ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. A total of 2,663,371 shares of the Company’s Class A common stock have been reserved for future issuance under the 2021 ESPP, in addition to any annual automatic evergreen increases in the number of shares of Class A common stock reserved for future issuance under the 2021 ESPP. The 2021 ESPP offers employees the option to purchase shares through a series of consecutive 12 month offering periods on each May 15th and November 15th (with two six-month purchase periods during each offering period). The initial offering period under the 2021 ESPP will be longer than 12 months, commencing on September 28, 2021 and ending on November 14, 2022, with the first purchase period commencing on September 28, 2021 and ending on May 14, 2022. The price at which Class A common stock is purchased under the 2021 ESPP is equal to the lower of (i) 85% of the closing trading price per share of the Company's Class A common stock on the first trading date of an offering period in which a participant is enrolled or (ii) 85% of the closing trading price per share on the purchase date, which will occur on the last trading day of each purchase period, or such other price designated by the administrator.

Stock Option Awards

Stock options granted under the 2014 Plan and the 2021 Plan generally vest based on continued service over four years. As of September 30, 2021 and December 31, 2020, no awards were issued pursuant to the 2021 Plan. Options issued outside of the 2014 Plan were immaterial and therefore not discussed further below.

A summary of the stock option activity under the 2014 Plan for the nine months ended September 30, 2021 is as follows.

			Weighted
		Weighted	average	Aggregate
	Outstanding	average	remaining	intrinsic
	stock	exercise	contractual	value
	options	price	life (years)	(in thousands)
Balances as of December 31, 2020	28,445,269	$2.56	8.50	$78,450
Granted	4,661,590	8.61
Exercised	(8,049,249)	2.05
Cancelled/forfeited	(1,444,317)	3.14
Balances as of September 30, 2021(2)	23,613,293	$3.85	8.30	$1,192,235
Exercisable as of September 30, 2021(3)	14,640,193	$2.60	7.75	$757,484

(2)
As no forfeitures are estimated due to the Company's adoption of ASU No. 2016-09, all options are vested or expected to vest. As of September 30, 2021, no options were outstanding that were subject to a future performance condition
(3)
Exercisable shares include vested options as well as unvested shares that can be early exercised

During December 2020, the Company granted 1,756,545 stock options to two executives which contain both a service condition and a performance condition. Based on the terms of the options, the vesting commencement date is defined as the date in which a Form S-1 filed with the SEC becomes effective (a “QPO Event”). In conjunction with the Direct Listing, a QPO Event occurred and therefore the options began to vest 1/24th each month subsequent to September 21, 2021. During the three and nine months ended September 30, 2021, the Company recognized $1.3 million in expense related to these awards using the accelerated attribution method. The unrecognized stock-based compensation expense was $3.4 million and $4.7 million as of September 30, 2021 and December 31, 2020, respectively.

The aggregate intrinsic values of options are calculated as the difference between the exercise price of the options and the market price for shares of the Company’s common stock as of each period-end. The total intrinsic value of options exercised for the nine months ended September 30, 2021 and 2020 was $420.9 million and $4.5 million, respectively.

Stock options granted during the nine months ended September 30, 2021 and 2020 had a weighted average grant date fair value of $5.67 and $1.75 per share, respectively. With the exception of the performance options detailed above, the fair value is being expensed over the vesting period of the options on a straight-line basis as the services are being provided. The total fair value of shares vested during the nine months ended September 30, 2021 and 2020 was $220.0 million and $13.6 million, respectively. No tax benefits were realized from options during the periods.

As of September 30, 2021, total unrecognized stock-based compensation expense related to 2014 Plan options was $45.5 million. This unrecognized expense as of September 30, 2021 is expected to be recognized over the weighted average remaining vesting period of 3.07 years. As of September 30, 2021, the Company had 654,728 shares of non-employee stock options outstanding under the 2014 Plan.

Based on the nature of the underlying option, the fair value of each option granted to employees under the 2014 Plan is estimated on the date of grant using the Monte Carlo simulation model that incorporates various assumptions, including the fair value of common stock, expected stock price volatility, contractual term, risk-free interest rates, and dividend yield. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has never declared or paid any cash dividends.

The following range of assumptions and data inputs were used in the Monte Carlo simulation model to estimate the fair value of the options:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fair value of common stock	$30.52	$4.19	$7.48-30.52	$3.16-4.19
Expected dividend yield	—	—	—	—
Risk-free interest rate	1.30%	0.70%	1.30% - 1.70%	0.70%
Expected volatility	60.0%	70.0%	60.0% - 70.0%	70.0% - 75.0%
Contractual term (years)	10.0	10.0	10.0	10.0

Restricted Stock Units

RSUs granted pursuant to the 2014 Plan vest according to a service condition as well as a performance condition, through a liquidity event, including (i) a change in control of the Company or (ii) the initial public offering of the Company’s equity securities, following which the securities shall be publicly-traded, which includes a direct listing. As a result of the Direct Listing, the performance condition for all RSUs granted pursuant to the 2014 Plan has been met. During the three and nine months ended September 30, 2021, the Company recorded $7.2 million in expense related to RSUs using the accelerated attribution method.

No RSUs were granted during the three and nine months ended September 30, 2020 and no stock-based compensation expense had been recognized during these periods as the Company evaluated the performance condition being met as not probable as of September 30, 2020.

As of September 30, 2021, total unrecognized stock-based compensation expense related to 2014 Plan RSUs was $31.9 million. This unrecognized expense as of September 30, 2021 is expected to be recognized over the weighted average remaining vesting period of 2.09 years. As of September 30, 2021, the Company had 242,188 shares of non-employee RSUs outstanding under the 2014 Plan.

RSU activity during the nine months ended September 30, 2021 was as follows:

	Restricted stock units	Weighted-average grant date fair value per share
Balance as of December 31, 2020	2,571,430	$1.42
Granted	1,259,238	28.47
Vested	(2,579,526)	1.48
Cancelled/forfeited	(19,269)	21.59
Balance as of September 30, 2021	1,231,873	$28.62

Stock-based compensation expense, net of actual forfeitures is reflected in the condensed consolidated statement of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$425	$167	$909	$411
Research and development	7,390	513	9,454	4,498
Sales and marketing	2,312	495	4,001	4,199
General and administrative	4,412	263	5,773	2,815
Total stock-based compensation expense	$14,539	$1,438	$20,137	$11,923

During the three and nine months ended September 30, 2021, the Company recorded $1.1 million stock-based compensation expense, related to secondary transactions with select executives in which common stock was sold above fair value.

During the three and nine months ended September 30, 2020, the Company recorded zero and $8.1 million stock-based compensation expense, respectively, related to secondary transactions with select executives in which common stock was sold above fair value.

(7)
Income Taxes

The Company had an effective tax rate of 0.2% and (1.1)% for the three and nine months ended September 30, 2021, respectively, and (8.7)% and (3.0)% for the three and nine months ended September 30, 2020, respectively. The Company continues to incur U.S. operating losses and has minimal profits in its foreign jurisdictions.

During the three and nine months ended September 30, 2021 and 2020, the Company has evaluated all available evidence, both positive and negative, including historical levels of income, and expectations and risks associated with estimates of future taxable income, and has determined that it is more likely than not that its net deferred tax assets will not be realized in the United States. Due to uncertainties surrounding the realization of the deferred tax assets, the Company continues to maintain a full valuation allowance against its net deferred tax assets within the United States.

(8)
Commitments and Contingencies

Operating Leases

In May 2021, the Company entered into a new sublease agreement for its principal executive office located in San Francisco.

Future minimum annual lease payments under the non-cancellable operating lease agreements as of September 30, 2021 are as follows (in thousands):

As of September 30, 2021
Year ending December 31:
Remainder of 2021	$91
2022	3,068
2023	3,883
2024	3,988
2025 and thereafter	3,670
Total minimum lease payments	$14,700

The Company recognizes minimum rental expenses on a straight-line basis over the term of the lease. Rent expense for the three and nine months ended September 30, 2021 was $0.9 million and $3.0 million, respectively. Rent expense for the three and nine months ended September 30, 2020 was $1.0 million and $3.1 million, respectively.

Legal Matters

The Company is involved in various legal and regulatory matters arising from the normal course of business activities. The Company records litigation accruals for legal matters, which are both probable and estimable. For legal proceedings for which there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable), the

Company has determined that it does not have material exposure, or it is unable to develop a range of reasonably possible losses. Although no assurance may be given, the Company believes that it is not presently a party to any litigation of which the outcome, if determined adversely, would individually or in the aggregate be reasonably expected to have a material and adverse effect on the business, operating results, cash flows, or financial position. Legal fees are expensed in the period in which they are incurred.

(9)
Net Loss Per Share

Basic net loss per share attributable to the Company’s common stockholders is computed in conformity with the two-class method required for participating securities. Prior to the automatic conversion of all of its redeemable convertible preferred stock outstanding into Class B common stock concurrent with the Direct Listing, the Company considered all series of its redeemable convertible preferred stock to be participating securities as holders of such stock had the right to receive nonforfeitable dividends on a ratable basis in the event that a dividend was paid on common stock. Under the two-class method, the net loss attributable to common stockholders was not allocated to the redeemable convertible preferred stock as the preferred stockholders did not have a contractual obligation to share in the Company's losses.

Basic net loss per share is computed by dividing the net loss attributable to the Company’s common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is the same as basic net loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss position in each period presented.

The rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock are identical, except with respect to voting, conversion, and transfer rights. As the liquidation and dividend rights are identical, all undistributed earnings are allocated on a proportionate basis to each class of common stock and the resulting basic and diluted net loss per share attributable to common stockholders are, therefore, the same for both Class A and Class B common stock on both an individual and a combined basis.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss attributable to Class A and Class B common stockholders	$(36,559)	$(2,574)	$(53,081)	$(19,197)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	39,301	25,147	32,362	24,750
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.93)	$(0.10)	$(1.64)	$(0.78)

The following potential common shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	As of September 30,
	2021	2020
Redeemable convertible preferred stock	-	61,717
Warrants	-	7
Non-plan stock options	-	36
Equity plan stock options outstanding	23,613	23,288
Equity plan stock options early exercised	1,054	72
RSUs outstanding	1,232	2,571
Restricted shares	352	-
Total	26,251	87,691

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes appearing in our final prospectus related to the direct listing of the our Class A common stock on the Nasdaq Capital Market filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on September 28, 2021 (the “Prospectus”). As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Unless the context otherwise requires, all references in this report to "Amplitude," the "Company," "we," "our," "us," or similar terms refer to Amplitude, Inc. and its subsidiaries.

Overview

We have built the first unified system that empowers teams to understand how digital products drive their business, thereby unleashing the full potential of product-led growth for businesses of every size, industry, and stage in their digital maturity. Our Digital Optimization System brings an entirely new depth of customer understanding with the speed of action to optimize digital experiences in the moment. We power the teams behind many of the most-beloved digital products to make the right bets, drive innovation, and maximize business outcomes.

At the core of our Digital Optimization System is our Behavioral Graph, a proprietary, purpose-built behavioral database that is the largest of its kind. Our Behavioral Graph instantly finds patterns, makes recommendations, and connects customer actions along their journeys to outcomes that drive engagement, growth, and loyalty. We have architected our Behavioral Graph to power numerous products linking data to insight to action, beginning first with our #1 ranked product analytics solution (according to G2, a top independent software review site). We have since expanded our Digital Optimization System to include products that enable cross-functional teams to personalize the digital product experiences of their customers, including our Recommend and Experiment offerings, which were both released in 2021.

We have experienced significant growth in recent years driven by the rapid adoption of our Digital Optimization System by our diversified base of over 1,400 paying customers globally. Our customers span across industries and sizes, from the leading digital innovators to those looking to transform and adapt their business in the new digital age.

Key Factors Affecting Our Performance

We believe that the growth and future success of our business depends on many factors. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to sustain our growth and improve our results of operations.

Customer Acquisition and Expansion

We believe that our Digital Optimization System can help businesses across industries, company size, and stages of digital maturity drive better business outcomes through optimizing the digital product experience of their customers. We are focused on continuing to acquire new customers and expanding our relationships with our existing installed base to support our long-term growth. We have invested, and expect to continue to invest, in our sales and marketing efforts to drive customer acquisition.

As of September 30, 2021 and 2020, we had over 1,400 and 900 paying customers, respectively, representing an increase of 54% year-over-year. Our relationship with some of the world’s most beloved product-led companies has resulted in increased brand credibility and access to many attractive growth opportunities.

We have been successful at efficiently growing our customer spend over time as evidenced by our dollar-based net retention rates. As of September 30, 2021 and 2020, our dollar-based net retention rate was 121% and 119%, respectively, for paying customers. We continue to increase the number of customers who have entered and grown into larger subscriptions with us.

Investments in Platform

We believe that our customers will demand additional features and capabilities beyond our current platform offerings to assist them in optimizing their digital products. We have a history of, and will continue to invest significantly in, developing and delivering innovative products, features, and functionality targeted at our core customer base. For example, in 2021, we announced the launch of our Recommend and Experiment products, and we are encouraged by early adoption by our customers. Furthermore, we may choose to add new products and offerings or enhance our platform capabilities through acquisitions. In 2020, we acquired ClearBrain to bolster our predictive analytics capabilities, and in 2021, we acquired Iteratively, a software company that bolsters our ability to empower developers to more quickly, easily, and accurately instrument data into our platform. Going forward, we may pursue both strategic partnerships and acquisitions that we believe will be complementary to our business, accelerate customer acquisition, increase usage of our platform, and/or expand our product offerings in our core markets.

Investing for Growth

Our investment for growth encompasses multiple critical areas, including product expansion, our sales force, sales support, partner ecosystem, and our international presence. We continue to evolve our technology to ensure that we are best serving our customers’ needs. We believe this will lead to continued increased retention and positive customer referrals that will continue to generate expansion opportunities within our existing installed base and from new customers. We plan to continue to invest in our research and development organization to maintain and strengthen our market leadership position, and we believe that attracting the best engineering talent will continue to be critical to our long-term success. As we continue to invest in our platform, we expect our research and development expenses to continue to increase in dollar amount, and although we believe these expenses as a percentage of revenue will decrease over the longer term, we expect that these expenses as a percentage of revenue will increase in the short term as we invest in product innovation.

We will continue to invest in expanding our sales force and associated sales support to pursue attractive growth opportunities and ensure customer success, particularly with larger enterprises where we have experienced significant traction to date. We also plan to invest in our channel partners, such as independent software vendors, and resellers, to extend our reach faster than we could do on our own. As we continue to invest in our sales efforts, we expect our sales and marketing expenses to continue to increase in dollar amount, and although we believe these expenses as a percentage of revenue will decrease over the longer term, we expect these expenses as a percentage of revenue will increase in the short term as we invest in sales growth.

Finally, we see opportunities to expand offices and headcount internationally to better service targeted international markets where we believe we have significant opportunity to accelerate existing traction and success. For the three and nine months ended September 30, 2021, 35% and 36% of our revenue was generated outside the United States, respectively.

Key Business Metrics

We review a number of operating and financial metrics, including the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. We are not aware of any uniform standards for calculating these key metrics, which may hinder comparability with other companies who may calculate similarly-titled metrics in a different way.

	As of September 30,
	2021	2020	YoY Growth
Paying Customers	1,417	921	54%
Dollar-Based Net Retention Rate	121%	119%

Paying Customers

We believe our ability to grow the number of paying customers on our platform provides a key indicator of the demand for our platform, growth of our business, and our future business opportunities. Increasing awareness of our platform and its broad range of capabilities, coupled with the mainstream adoption of cloud-based technology, has expanded the diversity of our customer base to include organizations of different sizes across virtually all industries.

For purposes of customer count, a customer is defined as an entity that has a unique Dunn & Bradstreet Global Ultimate (“GULT”) Data Universal Numbering System (“DUNS”) number and an active subscription contract as of the measurement date. The DUNS number is a global standard for business identification and tracking. We make exceptions for holding companies, government entities, and other organizations for which the GULT, in our judgment, does not accurately represent the Amplitude customer or the DUNS does not exist.

Dollar-Based Net Retention Rate

We calculate our dollar-based net retention rate to measure our ability to retain and expand Annual Recurring Revenue ("ARR") from our customers and believe it is an indicator of the value our platform delivers to customers and our future business opportunities. Our dollar-based net retention rate compares our ARR from the same set of customers across comparable periods and reflects customer renewals, expansion, contraction, and attrition.

We calculate dollar-based net retention rate as of a period-end by starting with the ARR from the cohort of all customers as of 12 months prior to such period-end (the “Prior Period ARR”). We then calculate the ARR from these same customers as of the current period-end (the “Current Period ARR”). Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months, but excludes ARR from new customers as well as any overage charges in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate. We then calculate the weighted average of the trailing 12-month point-in-time dollar-based net retention rates, to arrive at the dollar-based net retention rate.

Response to COVID-19

The COVID-19 pandemic has had an adverse effect on the global economy, including the businesses of many of our customers and prospective customers and did, in the early stages of the pandemic, result in increased attrition from our smaller customers and those customers in the most impacted industries such as travel and entertainment. Overall, however, the COVID-19 pandemic has resulted in favorable trends for our business and the businesses of those customers who have been able to leverage digital optimization of their products as sales increasingly shifted online. For example, during the second quarter of fiscal year 2020, the average customer’s event utilization rate, which is the percent of contracted event volume a customer consumes, increased to over 100%, signaling early upsell opportunities.

Although we believe the COVID-19 pandemic has largely resulted in favorable trends for our business to date, we have experienced business disruptions, particularly at our San Francisco headquarters due to shelter-in-place orders and restrictions on our ability to travel to customers. Moreover, our existing and prospective customers have experienced and may continue to experience slowdowns in their businesses, including due to ongoing worldwide supply chain disruptions, which in turn has and may result in reduced demand for our platform, lengthening of sales cycles, loss of customers, and difficulties in collections. In addition, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which could limit our or our customers' ability to access capital on favorable terms or at all. The ongoing impact of the pandemic on our future business, financial condition, and results of operations depends on the pandemic’s duration and severity, which are difficult to assess or predict. See “Risk Factors” included under Part II, Item 1A of this Quarterly Report on Form 10-Q for further discussion of the impact of the COVID-19 pandemic on our business.

Non-GAAP Financial Measures

The following table presents certain non-GAAP financial measures, along with the most directly comparable U.S. GAAP measure, for each period presented below. In addition to our results determined in accordance with U.S. GAAP, we believe these non-GAAP financial measures are useful in evaluating our operating performance. See below for a description of the non-GAAP financial measures and their limitations as an analytical tool. A reconciliation is also provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with U.S. GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gross Profit	$31,491	$18,601	$81,465	$51,107
Non-GAAP Gross Profit	$32,417	$18,768	$83,525	$51,517

Gross Margin	69%	71%	69%	71%
Non-GAAP Gross Margin	71%	71%	71%	71%

Loss from Operations	$(36,768)	$(2,385)	$(52,664)	$(18,887)
Non-GAAP Loss from Operations	$(2,285)	$(695)	$(9,677)	$(6,399)

Loss from Operations Margin	(81)%	(9)%	(45)%	(26)%
Non-GAAP Loss from Operations Margin	(5)%	(3)%	(8)%	(9)%

Net Cash Provided by (Used in) Operating Activities	$(15,086)	$2,541	$(20,609)	$(7,401)
Free Cash Flow	$(15,782)	$1,868	$(22,691)	$(8,803)

Net Cash Provided by (Used in) Operating Activities Margin	(33)%	10%	(17)%	(10)%
Free Cash Flow Margin	(35)%	7%	(19)%	(12)%

Non-GAAP Gross Margin and Non-GAAP Operating Margin

We define non-GAAP gross profit and non-GAAP gross margin as U.S. GAAP gross profit and U.S. GAAP gross margin, respectively, excluding stock-based compensation expense and related employer payroll taxes, amortization of acquired intangible assets, and non-recurring costs, which currently consist exclusively of direct listing costs.

We define non-GAAP loss from operations and non-GAAP operating margin as U.S. GAAP loss from operations and U.S. GAAP operating margin, respectively, excluding stock-based compensation expense and related employer payroll taxes, amortization of acquired intangible assets, and non-recurring costs, such as direct listing costs.

We exclude stock-based compensation expense and related employer payroll taxes, which is a non-cash expense, from certain of our non-GAAP financial measures because we believe that excluding this item provides meaningful supplemental information regarding operational performance. We exclude amortization of intangible assets, which is a non-cash expense, related to business combinations from certain of our non-GAAP financial measures because such expenses are related to business combinations and have no direct correlation to the operation of our business. Although we exclude these expenses from certain non-GAAP financial measures, the revenue from acquired companies subsequent to the date of acquisition is reflected in these measures and the acquired intangible assets contribute to our revenue generation. We exclude non-recurring costs from certain of our non-GAAP financial measures because such expenses do not repeat period over period and are not reflective of the ongoing operation of our business.

We use non-GAAP gross margin and non-GAAP operating margin in conjunction with traditional U.S. GAAP measures to evaluate our financial performance. We believe that non-GAAP gross margin and non-GAAP operating margin provide our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations.

Free Cash Flow and Margin

We define free cash flow as net cash used in operating activities, less cash used for purchases of property and equipment and capitalized internal-use software costs. Free cash flow margin is calculated as free cash flow divided by total revenue. We believe that free cash flow and free cash flow margin are useful indicators of liquidity that provide information to management and investors, even if negative, about the amount of cash used in our operations other than that used for investments in property and equipment and capitalized internal-use software costs.

Limitations and Reconciliations of Non-GAAP Financial Measures

Non-GAAP financial measures are presented for supplemental informational purposes only. Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as substitutes for financial information presented under U.S. GAAP. There are a number of limitations related to the use of non-GAAP financial measures versus comparable financial measures determined under U.S. GAAP. For example, other companies in our industry may calculate these non-GAAP financial measures differently or may use other measures to evaluate their performance. In addition, free cash flow does not reflect our future contractual commitments and the total increase or decrease of our cash balance for a given period. All of these limitations could reduce the usefulness of these non-GAAP financial measures as analytical tools. Investors are encouraged to review the related U.S. GAAP financial measures and the reconciliations of these non-GAAP financial measures to their most directly comparable U.S. GAAP financial measures and to not rely on any single financial measure to evaluate our business.

The following tables reconcile the most directly comparable U.S. GAAP financial measure to each of these non-GAAP financial measures.

Non-GAAP Gross Profit and Gross Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gross profit	$31,491	$18,601	$81,465	$51,107
Add:
Stock-based compensation expense(1)	$426	$167	$909	$410
Acquired intangible assets amortization	$500	$—	$1,151	$—
Non-GAAP Gross Profit	$32,417	$18,768	$83,525	$51,517
Non-GAAP Gross Margin	71%	71%	71%	71%

(1)
Stock-based compensation expense-related charges include employer payroll tax-related expenses on employee stock transactions.

Non-GAAP Loss From Operations and Loss From Operations Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Loss from operations	$(36,768)	$(2,385)	$(52,664)	$(18,887)
Add:
Stock-based compensation expense(1)	$17,931	$1,463	$23,645	$11,970
Acquired intangible assets amortization	$500	$227	$1,151	$518
Direct listing expenses	$16,052	$—	$18,191	—
Non-GAAP Loss from Operations	$(2,285)	$(695)	$(9,677)	$(6,399)
Non-GAAP Loss from Operations Margin	(5)%	(3)%	(8)%	(9)%

(1)
Stock-based compensation expense-related charges include employer payroll tax-related expenses on employee stock transactions.

Free Cash Flow and Free Cash Flow Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net cash used in investing activities	$(697)	$(673)	$(358)	$(5,102)
Net cash provided by financing activities	$42,485	$307	$221,798	$51,192
Net cash provided by (used in) operating activities	$(15,086)	$2,541	$(20,609)	$(7,401)
Less:
Purchase of property and equipment	$(302)	$(216)	$(957)	$(478)
Capitalization of internal-use software costs	$(394)	$(457)	$(1,125)	$(924)
Free Cash Flow	$(15,782)	$1,868	$(22,691)	$(8,803)
Free Cash Flow Margin	(35)%	7%	(19)%	(12)%

Components of Results of Operations

Revenue

We generate revenue primarily from sales of subscription services for customers to access our platform. Revenue is driven primarily by the number of paying customers and the level of subscription plan. We generally recognize revenue ratably over the related contractual term beginning on the date that the platform is made available to a customer. Revenue from professional services have primarily been attributed to implementation and training services. We recognize professional services revenue as services are delivered.

Cost of Revenue

Cost of revenue consists primarily of the cost of providing our platform to our customers and consists of third-party hosting fees, personnel-related expenses for our operations and support personnel, and amortization of our capitalized internal-use software and acquired developed software. As we acquire new customers and existing customers increase their use of our platform, we expect that our cost of revenue will continue to increase in dollar amount.

Gross Profit and Gross Margin

Gross profit, or revenue less cost of revenue, and gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by various factors, including the timing of our acquisition of new customers, renewals of, and follow-on sales to, existing customers, costs associated with operating our platform, and the extent to which we expand our operations and customer support organizations. In the long term, we expect our gross profit to increase in dollar amount and our gross margin to improve as we optimize our system performance and leverage ingested data for new products.

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel-related expenses are the most significant component of operating expenses and consist of salaries, benefits, stock-based compensation expense, and, in the case of sales and marketing expenses, sales commissions. Operating expenses also include an allocation of overhead costs for facilities and shared IT-related expenses. As we continue to invest in our business, we expect our operating expenses to continue to increase in dollar amount, and although we believe our operating expenses as a percentage of revenue will decrease over the longer term, we expect operating expenses as a percentage of revenue will increase in the short term as we invest in product innovation and sales growth and incur additional professional services and compliance costs as we operate as a public company.

Research and Development

Research and development expenses consist primarily of personnel-related expenses. These expenses also include product design costs prior to the application development stage, third-party services and consulting expenses, software subscriptions, and allocated overhead costs for overhead used in research and development activities. A substantial portion of our research and development efforts are focused on enhancing our software, including researching ways to add new features and functionality to our platform. We anticipate continuing to invest in innovation and technology development, and as a result, we expect research and development expenses to continue to increase in dollar amount but to decrease as a percentage of revenue over the longer term, although the percentage may fluctuate from quarter to quarter depending on the extent and timing of product development initiatives. In the short term, we expect research and development costs to increase as a percentage of revenue as we invest in product innovation. In addition, we incurred additional research and development expenses during the three and nine months ended September 30, 2021, when we completed our Direct Listing, as a result of the stock-based compensation expenses associated with our RSUs. We also anticipate additional stock-based compensation expense in future periods due to an increase in the fair value of our common stock in connection with our Direct Listing.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel-related expenses and expenses for performance marketing and lead generation, and brand marketing. These expenses also include allocated overhead costs and travel-related expenses. Sales commissions earned by our sales force that are considered incremental and recoverable costs of obtaining a subscription with a customer are deferred and amortized on a straight-line basis over the expected period of benefit of five years.

We continue to make investments in our sales and marketing organization, and we expect sales and marketing expenses to remain our largest operating expense in dollar amount. We expect our sales and marketing expenses to continue to increase in dollar amount but to decrease as a percentage of revenue over the longer term, although the percentage may fluctuate from quarter to quarter depending on the extent and timing of our marketing initiatives. In the short term, we expect sales and marketing costs to increase as a percentage of revenue as we invest in product sales growth. In addition, we incurred additional sales and marketing expenses during the three and nine months ended September 30, 2021, when we completed our Direct Listing as a result of the stock-based compensation expenses associated with our RSUs. We also anticipate additional stock-based compensation expense in future periods due to an increase in the fair value of our common stock in connection with our Direct Listing.

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses for our finance, human resources, information technology, and legal organizations. These expenses also include non-personnel costs, such as outside legal, accounting, and other professional fees, software subscriptions, as well as certain tax, license, and insurance-related expenses, and allocated overhead costs.

We have also incurred certain expenses as part of operating as a publicly-traded company, including professional fees and other expenses. We expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a U.S. securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC. In addition, as a public company, we incur additional costs associated with accounting, compliance, insurance, and investor relations. As a result, we expect our general and administrative expenses to continue to increase in dollar amount for the foreseeable future but to generally decrease as a percentage of our revenue over the longer term, although the percentage may fluctuate from period to period depending on the timing and amount of our general and administrative expenses, including in the short term as we expect to incur increased compliance and professional service costs. In addition, we incurred additional general and administrative expenses during the three and nine months ended September 30, 2021, when we completed our Direct Listing as a result of the stock-based compensation expenses associated with our RSUs. We also anticipate additional stock-based compensation expense in future periods due to an increase in the fair value of our common stock in connection with our Direct Listing.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income on our cash holdings offset by foreign currency transaction gains and losses.

Provision for (Benefit From) Income Taxes

Provision for (benefit from) income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business. To date, we have not recorded any U.S. federal income tax expense, and our state and foreign income tax expenses have not been material. We have recorded deferred tax assets for U.S. federal income taxes for which we provide a full valuation allowance. These deferred tax assets primarily include net operating loss carryforwards of $93.2 million and tax credit carryforwards of $2.8 million, net of reserves as of December 31, 2020, which begin expiring in 2032 and 2033, respectively. We expect to maintain this full valuation allowance in U.S. jurisdictions for the foreseeable future as it is not more likely than not the deferred tax assets will be realized based on our history of losses.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Revenue	$45,473	$26,366	$117,837	$72,388
Cost of revenue(1)	13,982	7,765	36,372	21,281
Gross profit	31,491	18,601	81,465	51,107
Operating expenses:
Research and development(1)	18,493	5,586	34,022	19,727
Sales and marketing(1)	22,199	11,482	59,009	36,851
General and administrative(1)	27,567	3,918	41,098	13,416
Total operating expenses	68,259	20,986	134,129	69,994
Loss from operations	(36,768)	(2,385)	(52,664)	(18,887)
Other income (expense), net	123	18	143	245
Loss before provision for (benefit from) income taxes	(36,645)	(2,367)	(52,521)	(18,642)
Provision for (benefit from) income taxes	(86)	207	560	555
Net loss	$(36,559)	$(2,574)	$(53,081)	$(19,197)

(1)
Amounts include stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue	$425	$167	$909	$411
Research and development	7,390	513	9,454	4,498
Sales and marketing	2,312	495	4,001	4,199
General and administrative	4,412	263	5,773	2,815
Total stock-based compensation expense	$14,539	$1,438	$20,137	$11,923

Stock-based compensation expense for the three and nine months ended September 30, 2021 and the three and nine months ended September 30, 2020 includes $1.1 million, $1.1 million, zero, and $8.1 million, respectively, of compensation expense related to common stock sales by select executives, which sales were made above fair value and were facilitated by us. For more information, refer to Note 6 of our condensed consolidated financial statements.

The following table sets forth the components of our condensed consolidated statements of operations data, for each of the periods presented, as a percentage of revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	100%	100%	100%	100%
Cost of revenue	31%	29%	31%	29%
Gross margin	69%	71%	69%	71%
Operating expenses:
Research and development	41%	21%	29%	27%
Sales and marketing	49%	44%	50%	51%
General and administrative	61%	15%	35%	19%
Total operating expenses	150%	80%	114%	97%
Loss from operations	(81)%	(9)%	(45)%	(26)%
Other income (expense), net	*	*	*	*
Loss before provision for (benefit from) income taxes	(81)%	(9)%	(45)%	(26)%
Provision for (benefit from) income taxes	*	1%	*	1%
Net loss	(80)%	(10)%	(45)%	(27)%

* less than 1%

Note: Certain figures may not sum due to rounding

Comparison of Three Months Ended September 30, 2021 to Three Months Ended September 30, 2020

Revenue

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Revenue	$45,473	$26,366	$19,107	72%

Revenue increased $19.1 million, or 72%, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in revenue was primarily due to growth of our paying customer base of 54% and revenue generated from our existing paying customers as reflected by our dollar-based net retention of 121% as of September 30, 2021.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$13,982	$7,765	$6,217	80%
Gross margin	69%	71%	N/A	N/A

Cost of revenue increased $6.2 million, or 80%, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily due to an increase of $3.9 million in third-party hosting costs as we increased capacity to support paying customer usage and growth of our paying customer base and $1.7 million in personnel and related expenses directly associated with an increase in headcount, including an increase in allocated overhead costs.

Our gross margin decreased during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 mainly due to increases in amortization of acquired intangible assets and stock-based compensation expenses.

Operating Expenses

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Research and development	$18,493	$5,586	$12,907	231%
Sales and marketing	22,199	11,482	10,717	93%
General and administrative	27,567	3,918	23,649	604%
Total operating expenses	$68,259	$20,986	$47,273	225%

Research and Development

Research and development expenses increased $12.9 million, or 231%, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily due to an increase of $9.5 million in stock-based compensation expenses and related payroll taxes as a result of increased headcount, increased value of stock-based awards, and additional expense due to the satisfaction of the performance-based vesting condition of certain equity awards upon the Direct Listing. This increase also was attributable to $3.2 million in personnel and related expenses directly associated with an increase in headcount, including an increase in allocated overhead costs.

Sales and Marketing

Sales and marketing expenses increased $10.7 million, or 93%, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily due to an increase of $7.2 million in personnel and related expenses directly associated with an increase in headcount, including an increase in allocated overhead costs. This increase also was attributable to $2.3 million in stock-based compensation expenses and related payroll taxes as a result of increased headcount, increased value of stock-based awards, and additional expense due to the satisfaction of the performance-based vesting condition of certain equity awards upon the Direct Listing. This increase was also attributable to an increase of $1.2 million related to expenses to support our marketing, lead generation and advertising programs.

General and Administrative

General and administrative expenses increased $23.6 million, or 604%, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily due to an increase of $16.8 million in fees for professional services incurred in connection with our Direct Listing and in preparation for operating as a public company. The increase was also attributable to a $4.5 million in stock-based compensation expenses and related payroll taxes as a result of increased headcount, increased value of stock-based awards, and additional expense due to the satisfaction of the performance-based vesting condition of certain equity awards upon the Direct Listing. This increase also was attributable to $2.4 million in personnel and related expenses directly associated with an increase in headcount, including an increase in allocated overhead costs.

Other Income (Expense), net

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Other income (expense), net	$123	$18	$105	583%

Other income (expense), net increased $0.1 million, or 583%, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily related to a $0.1 million increase in interest income resulting from a higher average cash and cash equivalents balance during the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Provision for (Benefit From) Income Taxes

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(86)	$207	$(293)	(142%)

Provision for income taxes decreased $0.3 million, or 142%, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 mainly due to a one-time benefit related to deferred taxes acquired as part of a business combination of a privately-held company.

Comparison of Nine Months Ended September 30, 2021 to Nine Months Ended September 30, 2020

Revenue

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Revenue	$117,837	$72,388	$45,449	63%

Revenue increased $45.4 million, or 63%, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in revenue was primarily due to growth of our paying customer base of 54% and revenue generated from our existing paying customers as reflected by our dollar-based net retention of 121% as of September 30, 2021.

Cost of Revenue and Gross Margin

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$36,372	$21,281	$15,091	71%
Gross margin	69%	71%	N/A	N/A

Cost of revenue increased $15.1 million, or 71%, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to an increase of $9.3 million in third-party hosting costs as we increased capacity to support paying customer usage and growth of our paying customer base and $4.2 million in personnel and related expenses directly associated with an increase in headcount, including an increase in allocated overhead costs. Additionally, cost of revenue increased by $1.5 million due to the amortization of acquired intangibles assets related to our business combinations.

Our gross margin decreased during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 mainly due to increases in amortization of acquired intangible assets and stock-based compensation expenses.

Operating Expenses

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Research and development	$34,022	$19,727	$14,295	72%
Sales and marketing	$59,009	$36,851	22,158	60%
General and administrative	$41,098	$13,416	27,682	206%
Total operating expenses	$134,129	$69,994	$64,135	92%

Research and Development

Research and development expenses increased $14.3 million, or 72%, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to $7.5 million in stock-based compensation expenses and related payroll taxes as a result of increased headcount, increased value of stock-based awards, and additional expense due to the satisfaction of the performance-based vesting condition of certain equity awards upon the Direct Listing. This increase also was attributable to an increase of $6.8 million in personnel and related expenses directly associated with an increase in headcount, including an increase in allocated overhead costs.

Sales and Marketing

Sales and marketing expenses increased $22.2 million, or 60%, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to an increase of $16.5 million in personnel and related expenses directly associated with an increase in headcount, including an increase in allocated overhead costs. This increase was also attributable to an increase of $5.3 million related to expenses to support our marketing, lead generation and advertising programs.

General and Administrative

General and administrative expenses increased $27.7 million, or 206%, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to an increase of $20.7 million in fees for professional services incurred in connection with our Direct Listing and in preparation for operating as a public company. This increase also was attributable to $3.7 million in personnel and related expenses directly associated with an increase in headcount, including an increase in allocated overhead costs. The increase was also attributable to a $3.3 million in stock-based compensation expenses and related payroll taxes as a result of increased headcount, increased value of stock-based awards, and additional expense due to the satisfaction of the performance-based vesting condition of certain equity awards upon the Direct Listing.

Other Income (Expense), net

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Other income (expense), net	$143	$245	$(102)	(42%)

Other income (expense), net decreased $0.1 million, or 42%, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease is related to a $0.1 million decrease in interest income resulting from lower average interest rate on our cash and cash equivalents for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Provision for Income Taxes

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$560	$555	$5	1%

Provision for income taxes increased approximately 1% during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to increased foreign taxes resulting from increased foreign income.

Liquidity and Capital Resources

Since inception, we have financed operations primarily through the net proceeds we have received from the sales of our preferred stock and common stock as well as cash generated from the sale of subscriptions to our platform. We have generated losses from our operations as reflected in our accumulated deficit of $157.9 million as of September 30, 2021 and negative cash flows from operating activities for the nine months ended September 30, 2021 and 2020. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support our platform, including growth in our customer base and customer usage, increased research and development expenses to support the growth of our business and related infrastructure, and increased general and administrative expenses to support being a publicly-traded company.

As of September 30, 2021, our principal sources of liquidity were cash and cash equivalents of $317.8 million and restricted cash of $1.9 million. Additionally, a substantial source of our cash provided by operating activities is our deferred revenue, which is included on our condensed consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the term of the subscription agreement. As of September 30, 2021, we had $71.5 million of deferred revenue, all of which was recorded as a current liability. This deferred revenue will be recognized as revenue when or as the related performance obligations are met.

We assess our liquidity primarily through our cash on hand as well as the projected timing of billings under contract with our paying customers and related collection cycles. We believe our current cash and cash equivalents on hand will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. In the event that additional financing is required from outside sources, we may seek to raise additional funds at any time through equity, equity-linked arrangements, and debt. If we are unable to raise additional funds when desired and at reasonable rates, our business, results of operations, and financial condition would be adversely affected. See “Risk Factors—Risks Related to Our Business and Industry—We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all.”

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(20,609)	$(7,401)
Net cash used in investing activities	$(358)	$(5,102)
Net cash provided by financing activities	$221,798	$51,192

Operating Activities

Our largest source of operating cash is cash collection from sales of subscriptions to our paying customers. Our primary uses of cash from operating activities are for personnel-related expenses, marketing expenses, and third-party hosting-related and software expenses. In the last several years, we have generated negative cash flows from operating activities and have supplemented working capital requirements through net proceeds from the sale of preferred stock and common stock.

Net cash used in operating activities of $20.6 million for the nine months ended September 30, 2021 reflects our net loss of $53.1 million, adjusted by non-cash items such as stock-based compensation expense of $20.1 million and depreciation and amortization of $2.2 million as well as net cash provided by changes in our operating assets and liabilities of $10.5 million. The net cash provided by changes in operating assets and liabilities primarily consisted of a $30.6 million increase in deferred revenue, resulting from increased billings for subscriptions, and a $6.3 million increase in accrued expenses and accounts payable, resulting primarily from increases in accrued professional services, marketing, accrued payroll, and benefits due to an increase in the size of our operations. These increases were partially offset by a $15.5 million increase in prepaid expenses and other current and noncurrent assets related to an increase in prepayments made in advance for future services, an increase in deferred commissions of $6.7 million, and a $5.4 million increase in accounts receivable due to higher customer billings.

Net cash used in operating activities of $7.4 million for the nine months ended September 30, 2020 reflects our net loss of $19.2 million, adjusted by non-cash items such as stock-based compensation expense of $11.9 million and depreciation and amortization of $1.1 million as well as net cash used from changes in our operating assets and liabilities of $1.4 million. The net cash used from changes in operating assets and liabilities primarily consisted of an increase in deferred commissions of $3.8 million, a $3.9 million increase in accounts receivable due to higher customer billings, as well as a $0.6 million increase in prepaid expenses and other current and noncurrent assets related to an increase in prepayments made in advance for future services. These decreases were partially offset by a $6.5 million increase in deferred revenue, resulting from increased billings for subscriptions.

Investing Activities

Net cash used in investing activities of $0.4 million for the nine months ended September 30, 2021 consisted of $1.1 million of capitalized internal-use software development costs and $1.0 million in purchases of property and equipment. These decreases were partially offset by $1.7 million in net cash acquired upon the acquisition of a privately-held company.

Net cash used in investing activities of $5.1 million for the nine months ended September 30, 2020 consisted of $3.7 million in cash paid for an acquisition, $0.9 million of capitalized internal-use software development costs, and $0.5 million in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities of $221.8 million for the nine months ended September 30, 2021 primarily consisted of $199.8 million in net proceeds from the sale and issuance of Series F preferred stock, $16.6 million in proceeds from the exercise of stock options, and $5.4 million of net cash provided through sales of common stock to cover tax-related amounts that had not yet been remitted to the respective taxing jurisdictions. It is expected that this $5.4 million net cash received will be paid in subsequent periods and will be recorded as a financing cash outflow at such time.

Net cash provided by financing activities of $51.2 million for the nine months ended September 30, 2020 primarily consisted of $49.6 million in net proceeds from the sale and issuance of Series E preferred stock, $0.2 million in net proceeds from the sale and issuance of Series D preferred stock, and $1.4 million in proceeds from the exercise of stock options.

Remaining Performance Obligations

Remaining performance obligations (“RPO”) as of September 30, 2021 and 2020, including the expected timing of recognition is as follows:

	As of September 30,
	2021	2020	% Change
Less than or equal to 12 months	$125,946	$75,652	66%
Greater than 12 months	26,061	9,187	184%
Total remaining performance obligations	$152,007	$84,839	79%

Our RPO represents the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancellable contracted amounts that will be invoiced and recognized as revenue in future periods. RPO excludes performance obligations from overages. RPO is influenced by a number of factors, including the timing of renewals, the timing of purchases, average contract terms, and seasonality. Due to these factors, it is important to review RPO in conjunction with product revenue and other financial metrics disclosed elsewhere in this Quarterly Report on Form 10-Q.

Contractual Obligations and Commitments

During the nine months ended September 30, 2021, there were no material changes in our contractual obligations and other commitments outside of those disclosed in the Prospectus. For further information on our commitments and contingencies, refer to Note 9 in the consolidated financial statements contained within the Prospectus.

Indemnification Agreements

In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. Additionally, in connection with the listing of our Class A common stock, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands have been made upon us to provide indemnification under such agreements, and there are no claims that we are aware of that could reasonably be expected to have a material effect on our financial position, results of operations, or cash flows.

Off-Balance Sheet Arrangements

For all periods presented in this Quarterly Report on Form 10-Q, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. There have been no changes to our critical accounting policies and estimates during the nine months ended September 30, 2021 as compared to those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Prospectus.

Recent Accounting Pronouncements

See Note 1 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents consist of cash on hand. As of September 30, 2021, we had cash and cash equivalents of $317.8 million. We do not have any marketable securities and we do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income on cash and cash equivalents. However, an immediate 10% increase or decrease in interest rates would not have a material effect on the fair value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Foreign Currency Risk

The vast majority of our subscription agreements are denominated in U.S. dollars, with a small number of subscription agreements denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies, and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound, Canadian Dollar, Singapore Dollar, and Japanese Yen. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our condensed consolidated statements of operations. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have a material effect on our operating results.

Inflation Risk

We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations, or financial condition.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and our principal financial officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See “Legal Matters” in Note 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

Risk Factors

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently believe are not material may also impair our business, financial condition, results of operations, and growth prospects.

Risks Related to Our Business and Industry

We have a limited operating history and have been growing rapidly over the last several years, which makes it difficult to forecast our future results of operations and increases the risk of your investment.

Our revenue was $102.5 million for the fiscal year ended December 31, 2020 and $72.4 million and $117.8 million for the nine months ended September 30, 2020 and 2021, respectively. However, you should not rely on our historical revenue growth as an indication of our future performance.

As a result of our limited operating history and our rapid growth over the last several years, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to effectively plan for and model future growth.

Our revenue growth rate may decline over time. In future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our Digital Optimization System, increased competition, changes to technology, a decrease in the growth of our overall market, or our failure, for any reason, to manage our growth effectively or continue to take advantage of growth opportunities. We have also encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described in this Quarterly Report on Form 10-Q. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks successfully, our financial condition and results of operations could differ materially from our expectations, and our business could be materially adversely affected.

We have a history of losses. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability.

We have experienced net losses in each period since inception. We generated net losses of $24.6 million for the fiscal year ended December 31, 2020 and $19.2 million and $53.1 million for the nine months ended September 30, 2020 and 2021, respectively. As of September 30, 2021 and December 31, 2020, we had an accumulated deficit of $157.9 million and 104.8 million, respectively. We expect our costs and expenses to increase in future periods. In particular, we intend to continue to invest significant resources in:

• development of our Digital Optimization System, including investments in our research and development team, the development or acquisition of new products, features, and functionality, and improvements to the scalability, availability, and security of our platform;

• our technology infrastructure, including expansion of our activities in third-party data centers that we may lease, enhancements to our network operations and infrastructure, and hiring of additional employees;

• sales and marketing;

• additional international expansion, in an effort to increase our customer base and sales; and

• general administration, including legal, accounting, and other expenses.

In addition, part of our business strategy is to focus on our long-term growth. As a result, our profitability may be lower in the near-term than it would be if our strategy were to maximize short-term profitability. Significant expenditures on sales and marketing efforts, expanding our platform, products, features, and functionality, and expanding our research and development, each of which we intend to continue to invest in, may not ultimately grow our business or cause long-term profitability. If we are ultimately unable to achieve profitability at the level anticipated by industry or financial analysts and our stockholders, our stock price may decline.

Our efforts to grow our business may be costlier than we expect, or our revenue growth rate may be slower than we expect, and we may not be able to increase our revenue enough to offset the increase in operating expenses resulting from these investments. If we are unable to continue to grow our revenue, the value of our business and Class A common stock may significantly decrease.

Our business depends on our current customers renewing their subscriptions and purchasing additional subscriptions from us as well as attracting new customers. Any decline in our customer retention or expansion of our commercial relationships with existing customers or an inability to attract new customers would materially adversely affect our business, financial condition, and results of operations.

In order for us to maintain or improve our revenue growth and our results of operations, it is important that our customers renew their subscriptions when existing contract terms expire and that we expand our commercial relationships with our existing customers and attract new customers. We also seek to convert customers on our free-tier, self-service option to paid subscription contracts. Our customers have no obligation to renew their subscriptions, and our customers may not renew subscriptions with similar contract periods or at all. Some of our customers have elected not to renew their agreements with us, and it is difficult to accurately predict long-term customer retention. In addition, our ability to attract new customers will depend on market acceptance of our Digital Optimization System and the successful implementation of our marketing strategy.

Our customer retention and expansion and the rate at which we attract new customers may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our Digital Optimization System; our support capabilities; our prices and pricing plans; the prices and value of competing products; reductions in our customers’ spending levels; new product releases; mergers and acquisitions affecting our customer base; or the effects of global economic conditions. We may be unable to timely address any retention issues with specific customers, which could materially adversely affect our results of operations. If our customers do not purchase additional subscriptions or renew their subscriptions, or if they renew on less favorable terms, or if we are unable to attract new customers, our revenue may decline or grow less quickly, which would materially adversely affect our business, financial condition, and results of operations.

We expect fluctuations in our financial results, making it difficult to project future results. If we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price could decline.

Our results of operations have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance. In addition to the other risks described herein, other factors that may cause our results of operations to fluctuate include:

• fluctuations in demand for, or pricing of, our Digital Optimization System, including as a result of our introduction of new products, features, and functionality;

• fluctuations in usage of our Digital Optimization System;

• our ability to attract new customers;

• our ability to retain existing customers;

• customer expansion rates;

• investments in new products, features, and functionality;

• the timing of our customers’ purchases;

• the speed with which customers are able to migrate data onto our platform after purchasing capacity;

• awareness of our brand on a global basis;

• fluctuations or delays in purchasing decisions in anticipation of new products, features, or functionality developed or acquired by us or our competitors;

• changes in customers’ budgets and in the timing of their budget cycles and purchasing decisions;

• our ability to control costs, including our operating expenses;

• the amount and timing of costs associated with our cloud computing infrastructure, particularly the cloud services provided by Amazon Web Services (“AWS”);

• the amount and timing of payment for operating expenses, particularly research and development and sales and marketing expenses;

• the amount and timing of non-cash expenses, including stock-based compensation, goodwill impairments, and other non-cash charges;

• the amount and timing of costs associated with recruiting, training, and integrating new employees and retaining and motivating existing employees;

• the effects of mergers, acquisitions or strategic partnerships, and their integration;

• the ability to identify and complete merger, acquisition or strategic partnership opportunities;

• general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate, and related difficulties in collections;

• health epidemics or pandemics, such as the coronavirus ("COVID-19") pandemic;

• the impact of new accounting pronouncements;

• changes in regulatory or legal environments that may cause us to incur, among other things, expenses associated with compliance, particularly with respect to compliance with evolving privacy and data protection laws and regulations;

• the overall tax rate for our business, which may be affected by the mix of income we earn in the United States and in jurisdictions with comparatively lower tax rates, the effects of stock-based compensation, and the effects of changes in our business;

• the impact of changes in tax laws or judicial or regulatory interpretations of tax laws, which are recorded in the period such laws are enacted or interpretations are issued and may significantly affect the effective tax rate of that period;

• fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;

• changes in the competitive dynamics of our market, including consolidation among competitors or customers; and

• significant security breaches of, technical difficulties with, or interruptions to, the delivery and use of our platform.

Any of these and other factors, or the cumulative effect of some of these factors, may cause our results of operations to vary significantly. If our quarterly results of operations fall below the expectations of investors and securities analysts who follow our stock, the price of our Class A common stock could decline substantially, and we could face costly lawsuits, including securities class action litigation.

We expect to continue to focus on sales to larger organizations and may become more dependent on those relationships, which may increase the variability of our sales cycles and our results of operations.

As we continue to focus on, and may become more dependent on, sales to larger organizations, we expect our sales cycles to lengthen and become less predictable. We plan our expenses based on certain assumptions about the length and variability of our sales cycle. These assumptions are based upon historical trends for sales cycles and conversion rates associated with our existing customers. Any shift in sales cycle may adversely affect our financial results. Factors that may influence the length and variability of our sales cycle include:

• the need to educate prospective customers about the uses and benefits of our Digital Optimization System;

• the discretionary nature of purchasing and budget cycles and decisions;

• the competitive nature of evaluation and purchasing processes;

• evolving functionality demands;

• announcements or planned introductions of new products, features, or functionality by us or our competitors; and

• lengthy purchasing approval processes.

Our increasing dependence on sales to larger organizations may increase the variability of our financial results. If we are unable to close one or more expected significant transactions with these customers in a particular period, or if an expected transaction is delayed until a subsequent period, our results of operations for that period, and for any future periods in which revenue from such transaction would otherwise have been recognized, may be adversely affected.

We recognize revenue over the term of our customer contracts. Consequently, downturns or upturns in new sales may not be immediately reflected in our results of operations and may be difficult to discern.

We generally recognize subscription revenue from customers ratably over the contracted period. As a result, a portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in a given quarter may have a small impact on our revenue results for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our Digital Optimization System and potential changes in our pricing policies or rate of expansion or retention, may not be fully reflected in our results of operations until future periods. We may also be unable to reduce our cost structure in line with a significant deterioration in sales. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the contracted period of the agreement with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

Unfavorable conditions in our industry or the global economy, or reductions in software spending, could limit our ability to grow our business and materially adversely affect our business, financial condition, and results of operations.

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers or potential customers. Our ability to grow revenue and the profitability of our business depend on demand for software applications generally. Historically, during economic downturns there have been reductions in spending on software applications and services generally as well as pressure for extended billing terms and other financial concessions. If economic conditions deteriorate, our customers and prospective customers may go out of business or elect to decrease their budgets, which would limit our ability to grow our business and materially adversely affect our financial condition and results of operations. In addition, our competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers, and they may be less dependent on key industry events to generate sales for their products.

If the market for SaaS applications develops more slowly than we expect or declines, our business would be adversely affected.

Our success will depend to a substantial extent on the widespread adoption of SaaS applications in general, and of SaaS applications that look to solve aspects of digital optimization. Many organizations have invested substantial personnel and financial resources to integrate traditional on-premise business software applications into their businesses, and therefore may be reluctant or unwilling to migrate to SaaS applications. It is difficult to predict customer adoption rates and demand for our Digital Optimization System, the future growth rate and size of the SaaS applications market, or the entry of competitive applications. The expansion of the SaaS applications market depends on a number of factors, including the cost, performance, and perceived value associated with SaaS, as well as the ability of SaaS providers to address data security and privacy concerns. Additionally, government agencies have adopted, or may adopt, laws and regulations, and companies have adopted and may adopt policies regarding the collection and use of personal information obtained from consumers and other individuals, or may seek to access information on our platform, either of which may reduce the overall demand for our Digital Optimization System. If we or other SaaS providers experience data security incidents, loss of customer data, disruptions in delivery, or other problems, the market for SaaS applications, including our Digital Optimization System, may be negatively affected. If SaaS applications do not continue to achieve market acceptance, or there is a reduction in demand for SaaS applications caused by a lack of customer acceptance, technological challenges, weakening economic conditions, data security or privacy concerns, governmental regulation, competing technologies and products, or decreases in spending on SaaS applications, it would result in decreased revenue and our business, financial condition, and results of operations would be materially adversely affected.

The market in which we operate is highly competitive, and if we do not compete effectively, our business, financial condition, and results of operations could be materially adversely affected.

The market for applications that looks to address digital optimization is fragmented, rapidly evolving, and highly competitive, with relatively low barriers to entry. As this market continues to mature and new technologies and competitors enter the market, we expect competition to intensify. We face competition from:

• large companies that have greater name recognition, much longer operating histories, more established customer relationships, larger marketing budgets, and significantly greater resources than we do;

• in-house software systems;

• large integrated systems vendors;

• smaller companies offering alternative SaaS applications; and

• new or emerging entrants seeking to develop competing technologies.

Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. With the introduction of new technologies, the evolution of our Digital Optimization System, and new market entrants, we expect competition to intensify in the future. Pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses, or the failure of our Digital Optimization System to achieve or maintain more widespread market acceptance, any of which could harm our business.

Our competitors vary in size and in the breadth and scope of the products and services they offer. Further, other established SaaS providers not currently focused on digital optimization may expand their services to compete with us. Many of our current and potential competitors have established marketing relationships, access to larger customer bases, pre-existing customer relationships, and major distribution agreements with consultants, system integrators, and resellers. Certain of our competitors have partnered with, or have acquired, and may in the future partner with or acquire, other competitors to offer services, leveraging their collective competitive positions, which makes, or would make, it more difficult to compete with them. For all of these reasons, we may not be able to compete successfully against our current and future competitors, which would harm our business. For more information about the competitive landscape in which we operate, see "Business—Competition" in our Prospectus.

If we fail to innovate in response to changing customer needs and technology developments and other market requirements, our business, financial condition, and results of operations would be materially adversely affected.

Our ability to attract new customers and retain and increase revenue from existing customers depends in large part on our ability to enhance and improve our Digital Optimization System and to introduce new products, features, and functionality. In order to grow our business, we must develop products, features, and functionality that reflect the changing needs of customers, and we believe that the pace of innovation will continue to accelerate. The success of any enhancement to our Digital Optimization System depends on several factors, including timely completion, adequate quality testing, and market acceptance. Any new product, feature, or functionality that we develop may not be introduced in a timely or cost-effective manner, may contain defects, or may not achieve the market acceptance necessary to generate sufficient revenue. If we are unable to successfully develop new products, features or functionality, enhance our Digital Optimization System to meet customer requirements, or otherwise gain market acceptance, our business, financial condition, and results of operations could be materially adversely affected.

Because our Digital Optimization System is available over the internet, we need to continuously modify and enhance it to keep pace with changes in internet-related hardware, software, analytics, and database technologies and standards. In addition, we need to continue to invest in technologies, services and partnerships that increase the types of data processed on our platform and the ease with which customers can send data into our platform. We must also continue to enhance our data sharing and data exchange capabilities so customers can share their data with internal business units, customers, and other third parties. In addition, our platform requires third-party public cloud infrastructure to operate. We must continue to innovate to optimize our offerings for these and other public clouds that our customers require, particularly as we expand internationally. Further, the markets in which we compete are subject to evolving industry standards and regulations, resulting in increasing data governance and compliance requirements for us and our customers. To the extent we expand into the public sector and other highly regulated industries, our Digital Optimization System may need to address additional requirements specific to those industries.

If we are unable to enhance our Digital Optimization System to keep pace with these rapidly evolving customer requirements, or if new technologies emerge that are able to deliver competitive products at lower prices, more efficiently, more conveniently, or more securely than our platform, our business, financial condition, and results of operations would be materially adversely affected.

If we fail to effectively manage our growth and changes to our business over time, our business, financial condition, and results of operations would be materially adversely affected.

We have experienced and expect to continue to experience rapid growth, which has placed, and may continue to place, significant demands on our management, operational and financial resources. We intend to continue to invest to expand our business, which may cause our margins to decline, and any investments we make will occur in advance of experiencing the benefits from such investments, making it difficult to determine in a timely manner if we are efficiently allocating our resources. As usage of our Digital Optimization System grows, we will need to devote additional resources to improving our platform’s features and functionality, developing or acquiring new products, and maintaining infrastructure performance. Even if we are able to upgrade our systems and expand our personnel, any such expansion will be expensive and complex, requiring management’s time and attention. We could also face inefficiencies or operational failures as a result of our efforts to scale our infrastructure. Moreover, there are inherent risks associated with upgrading, improving, and expanding our information technology systems. We cannot be sure that the expansion and improvements to our infrastructure and systems will be fully or effectively implemented on a timely basis, if at all. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support, to serve our growing customer base, particularly as our customer demographics change over time. Managing these changes will require significant expenditures and allocation of valuable management resources. If we fail to successfully manage our anticipated growth and change, the quality of our products may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers. As we continue to grow, we may need to implement more complex organizational management structures or adapt our corporate culture and work environments to changing circumstances, which could have an adverse impact on our corporate culture. Any failure to preserve our culture could harm our business, including our ability to retain and recruit personnel, innovate and operate effectively, and execute on our business strategy.

The COVID-19 pandemic or similar outbreaks could have an adverse impact on our business and operations, and the markets and communities in which we, our partners and customers operate, and the impact of the pandemic is difficult to assess or predict.

The continued impact and ultimate duration of the COVID-19 pandemic (including the recent Delta variant and any new strains or variants of the virus) on the global economy and our business are difficult to assess or predict. Actual and potential impacts include:

• Our customer prospects and our existing customers may experience slowdowns in their businesses, which in turn may result in reduced demand for our Digital Optimization System, lengthening of sales cycles, loss of customers, and difficulties in collections.

• Our employees are working from home significantly more frequently than they have historically, which may result in decreased employee productivity and morale with increased unwanted employee attrition.

• We continue to incur fixed costs, particularly for real estate, and are deriving reduced or no benefit from those costs.

• We may continue to experience disruptions to our growth planning, such as for facilities and international expansion.

• We anticipate incurring costs in returning to work from our facilities around the world, including changes to the workplace, such as space planning, food service, and amenities.

• We may be subject to legal liability for safe workplace claims.

• Our critical vendors could go out of business.

• Our in-person marketing events, including customer user conferences, have been cancelled, and we may continue to experience prolonged delays in our ability to reschedule or conduct in-person marketing events and other sales and marketing activities.

• We may be required to continue to conduct or from time to time return to conducting our business on a fully virtual basis, as opposed to the mix of virtual and in-person interactions with customers and partners that our marketing, sales, professional services, and support organizations were accustomed to prior to the COVID-19 pandemic.

As global economic conditions improve with the rollout of vaccines, business activity may not recover as quickly as anticipated. Conditions may vary between countries and regions and will be subject to the effectiveness of government policies, vaccine administration rates, and other factors that may not be foreseeable. In addition, in September 2021, the Biden administration announced plans to require employers with 100 or more employees to mandate that their personnel be vaccinated or undergo weekly testing. We currently require employees in North America to be fully vaccinated to utilize our office space or attend in-person company events and have implemented other health and safety protocols. It is not possible to predict with any certainty the impact that our current policies and protocols could have on our company, our workforce, and our operations. In addition, we cannot predict what policies we may determine to, or be required to, implement in the future, or the effect thereof on our business, including whether the imposition of certain policies could cause us to lose, or experience difficulties hiring, qualified personnel. It is not possible at this time to predict the duration and extent of the impact that COVID-19 could have on worldwide economic activity and our business in particular. In addition, as stay-at-home orders and other quarantine and isolation measures are lifted, the amount of time that consumers spend interacting with digital products may normalize or decline, which could slow customer demand for our Digital Optimization System. Moreover, to the extent the COVID-19 pandemic materially adversely affects our business, financial condition, and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including, but not limited to, those related to our ability to expand within our existing customer base, acquire new customers, develop and expand our sales and marketing capabilities, and expand internationally.

If our security measures are breached or there is otherwise unauthorized disclosure of or access to customer data, our data, or our platform, our platform may be perceived as insecure, we may lose customers or fail to attract new customers, our reputation and brand may be harmed, and we may incur significant liabilities.

Use of our platform involves the storage, transmission, and processing of our customers’ proprietary data, including personal or identifying information of their customers or employees. Unauthorized disclosure of or access to or security breaches of our platform could result in the loss of data, loss of business, severe reputational damage adversely affecting customer or investor confidence, damage to our brand, diversion of management’s attention, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, and significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, and other liabilities. We have incurred and expect to continue to incur significant expenses to prevent security breaches, including deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants. Even though we do not control the security measures of third parties who may have access to our customer data, our data or our platform, we may be responsible for any breach of such measures or suffer reputational harm even where we do not have recourse to the third party that caused the breach. In addition, any failure by our vendors to comply with applicable law or regulations could result in proceedings against us by governmental entities or others.

Cyberattacks, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, and social engineering (including phishing) are prevalent in our industry and our customers’ industries. In addition, we may experience attacks, unavailable systems, unauthorized access to systems or data or disclosure due to employee theft or misuse, denial-of-service attacks, sophisticated nation-state and nation-state supported actors, and advanced persistent threat intrusions. Electronic security attacks designed to gain access to personal, sensitive, or confidential data are constantly evolving, and such attacks continue to grow in sophistication. The techniques used to sabotage or to obtain unauthorized access to our platform, systems, networks, or physical facilities in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. We have previously been, and may in the future become, the target of cyberattacks by third parties seeking unauthorized access to our or our customers’ data or to disrupt our operations or ability to provide our services.

We have contractual and legal obligations to notify relevant stakeholders of security breaches. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security incidents or data breaches involving certain types of data. In addition, our agreements with certain customers may require us to notify them in the event of a security incident or data breach. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures, and require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security incident or data breach and otherwise comply with the multitude of foreign, federal, state, and local laws and regulations relating to the unauthorized access to, or use or disclosure of, personal information. Additionally, as a result of a breach or other security incident, we could be subject to demands, claims, and litigation by private parties and investigations, related actions, and penalties by regulatory authorities.

A security breach may cause us to breach customer contracts. Our agreements with certain customers may require us to use industry-standard or reasonable measures to safeguard personal information or confidential information. A security breach could lead to claims by our customers, their end-users, or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or our customers could end their relationships with us. There can be no assurance that any limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages.

Because data security is a critical competitive factor in our industry, we make numerous statements in our customer contracts, privacy policies, terms of service, and marketing materials, providing assurances about the security of our platform including detailed descriptions of security measures we employ. Should any of these statements be untrue or become untrue, even in circumstances beyond our reasonable control, we may face claims of misrepresentation or deceptiveness by the U.S. Federal Trade Commission, state, federal and foreign regulators, and private litigants.

If we fail to detect or remediate a security breach in a timely manner, or a breach otherwise affects a large amount of data of one or more customers, or if we suffer a cyberattack that impacts our ability to operate our platform, we may suffer damage to our reputation and our brand, and our business, financial condition, and results of operations may be materially adversely affected. Further, although we maintain insurance coverage, our insurance coverage may not be adequate for data security breaches, indemnification obligations, or other liabilities. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim. Our risks are likely to increase as we continue to expand our platform, grow our customer base, and process, store, and transmit increasingly large amounts of proprietary and sensitive data.

We could suffer disruptions, outages, defects, and other performance and quality problems with our platform or with the public cloud and internet infrastructure on which it relies, which may materially adversely affect our business, financial condition, and results of operations.

Our business and continued growth depend in part on the ability of our existing and potential customers to access our platform at any time and within an acceptable amount of time. Our agreements with customers typically provide for service level commitments. If we are unable to meet these commitments or if we suffer unexcused periods of downtime for our platform, we may be contractually obligated to provide financial credits or extend the term of the subscription for the period of unexcused downtime, or our customers may be entitled to terminate their agreements and obtain a pro rata refund. We have in the past provided, and may in the future be required to provide, financial credits and pro rata refunds as a result of not being able to meet these commitments. We have experienced, and may in the future experience, disruptions, outages, defects, and other performance and quality problems with our platform. We have also experienced, and may in the future experience, disruptions, outages, defects, and other performance and quality problems with the public cloud and internet infrastructure on which our platform relies. These problems can be caused by a variety of factors, including infrastructure changes, introductions of new functionality, vulnerabilities and defects in proprietary and open-source software, human error or misconduct, capacity constraints due to an overwhelming number of users accessing our platform simultaneously, design limitations, or denial of service attacks or other security-related incidents. The performance and availability of the cloud computing infrastructure that we use to host our platform and many of the internal tools we use to operate our business is outside our control; therefore, we are not in full control of whether we meet the service level commitments under our customer agreements. As a result, our business, financial condition, and results of operations could be materially adversely affected if we suffer unscheduled downtime that exceeds the service level commitments we have made to our customers. Any extended service outages could materially adversely affect our business and reputation.

Our Digital Optimization System is proprietary, and we rely on the expertise of members of our engineering, operations, product, and software development teams for their continued performance. It may become increasingly difficult and costly to maintain and improve our performance, especially during peak usage times and as our platform becomes more complex and our user traffic increases. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, financial condition, and results of operations may be materially adversely affected.

We depend and rely on third-party hosted cloud services and internet infrastructure in order to operate critical functions of our business. For example, our platform and internal tools use computing, storage capabilities, bandwidth, and other services provided by AWS. If these services become unavailable due to extended outages, interruptions, or because they are no longer available on commercially reasonable terms, our expenses could increase, our ability to manage our business could be interrupted, and our processes for managing sales of and delivering our Digital Optimization System could be impaired until we are able to identify, obtain, and implement equivalent services, if we are able to do so at all. Any of these circumstances could materially adversely affect our business, financial condition, and results of operations.

Any disruptions, outages, defects, and other performance and quality problems with our platform or with the public cloud and internet infrastructure on which it relies, or any material change in our contractual and other business relationships with any public cloud providers we contract with, could result in reduced use of our platform, increased expenses, including service credit obligations, and harm to our brand and reputation, any of which could have a material adverse effect on our business, financial condition, and results of operations.

Real or perceived errors, failures, or bugs in our platform could materially adversely affect our business and growth prospects.

Because our platform is complex, undetected errors, failures, vulnerabilities, or bugs may occur, especially when updates are deployed. We have discovered and expect we will continue to discover software errors, failures, vulnerabilities, and bugs in our platform and anticipate that certain of these errors, failures, vulnerabilities, and bugs will only be discovered and remediated after deployment to customers. Software errors, failures, vulnerabilities, and bugs in our platform could materially adversely affect our business and growth prospects.

Any failure to offer high-quality product support may adversely affect our relationships with our customers, our reputation, and our business, financial condition, and results of operations.

In using our Digital Optimization System, our customers depend on our product support team to resolve complex technical and operational issues. We may be unable to respond quickly enough to accommodate short-, medium-, and long-term increases in customer demand for product support. We also may be unable to modify the nature, scope, and delivery of our product support to compete with changes in product support services provided by our competitors. Increased customer demand for product support, without corresponding revenue, could increase costs and materially adversely affect our results of operations. Our sales are highly dependent on our business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality product support, or a market perception that we do not maintain high-quality product support, could materially adversely affect our reputation, our ability to sell our Digital Optimization System to existing and prospective customers, our business, financial condition, and results of operations.

Incorrect or improper implementation or use of our Digital Optimization System could result in customer dissatisfaction and materially adversely affect our business, financial condition, and results of operations.

We often assist our customers in implementing our Digital Optimization System (whether through us directly or a third-party implementation partner), and they may need training in the proper use of our Digital Optimization System to maximize its potential and avoid inadequate performance. If we or our implementation partners fail to train customers on how to efficiently and effectively use our Digital Optimization System or we fail to provide adequate product support to our customers, we may lose opportunities for additional subscriptions, customers may choose not to renew or expand the use of our Digital Optimization System, we may experience negative publicity or legal claims against us, and our reputation and brand may suffer. Any of these circumstances could materially adversely affect our business, financial condition, and results of operations.

If we fail to integrate our platform with a variety of operating systems, software applications, and platforms that are developed by others, our platform may become less marketable, less competitive, or obsolete, and our business, financial condition, results of operations, and growth prospects could be materially adversely affected.

Our customers and prospective customers expect our Digital Optimization System to integrate with a variety of software platforms, and we need to continuously modify and enhance our platform to adapt to changes in software, browser, and database technologies. We have developed our platform to be able to integrate with third-party SaaS applications through the interaction of application programming interfaces (“APIs”). In general, we rely on the fact that the providers of such software systems continue to allow us access to their APIs to enable these custom integrations. We are subject to the standard terms and conditions of such providers, or other agreements we may have with them, which govern the distribution, operation, and fees of such software systems, and which may be subject to change by such providers. As a result of limits or prohibitions by other parties, unacceptable terms, technical difficulties, our failure to recognize demand, or for other reasons, we may not successfully build, deploy, or offer the integrations needed. If we fail to offer a variety of integrations or the integrations that our customers and prospective customers expect and demand, then our Digital Optimization System may become less marketable, less competitive, or obsolete, and our business, financial condition, results of operations, and growth prospects could be materially adversely affected.

We do not have the history with our subscription or pricing models necessary to accurately predict optimal pricing necessary to attract new customers and retain existing customers.

We have limited experience with respect to determining the optimal prices for our Digital Optimization System and, as a result, we have in the past and expect in the future that we will need to change our pricing model from time to time. As the market for our Digital Optimization System matures, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing models as we have used historically. Pricing decisions may also impact the mix of adoption among our subscription plans and negatively impact our overall revenue. Although we occasionally upsell within contract terms based on customer needs, substantially all of our customer contracts have a subscription period of one year or longer, for which we primarily bill annually in advance with no obligation to renew. As a result, potential changes in our pricing policies, or our rate of customer expansion or retention, may not be fully reflected in our results of operations until future periods. Moreover, larger organizations may demand price concessions. As a result, in the future we may be required to reduce our prices, which could materially adversely affect our business, financial condition, and results of operations.

Failure to effectively develop and expand our sales and marketing capabilities, including our relationships with channel partners, could harm our ability to increase our customer base and achieve broader market acceptance of our products and platform.

In order to increase our sales to new and existing customers, we must expand our sales and marketing operations, including our sales force and third-party channel partners, and continue to dedicate significant resources to inbound sales and marketing programs, both domestically and internationally. Our ability to increase our customer base and achieve broader market acceptance of our products will depend, in part, on our ability to effectively organize, focus, and train our sales and marketing personnel. If we are unable to increase adoption of our Digital Optimization System by new and existing customers, especially enterprise customers, our business, financial condition, and results of operations may be materially adversely affected.

Our efforts to develop and expand our sales and marketing capabilities will require us to invest significant financial and other resources, including in industries and sales channels in which we have limited experience to date. We may not achieve anticipated revenue growth from expanding our sales and marketing capabilities, and our business, financial condition, results of operations, and growth prospects may be materially adversely affected, if we are unable to hire, develop, integrate, and retain talented and effective sales personnel and global systems integrators, consultancies, and digital agencies; if our new and existing sales personnel are unable to achieve desired productivity levels in a reasonable period of time; or if our sales and marketing programs are not effective.

We may be unable to build and maintain successful relationships with our channel partners or such channel partners may fail to perform, which could materially adversely affect our business, financial condition, results of operations, and growth prospects.

We employ a go-to-market business model whereby a portion of our revenue is generated by sales through our channel partners, such as independent software vendors and resellers, that further expand the reach of our direct sales force into additional geographies, sectors, and industries. In particular, we have entered, and intend to continue to enter, into strategic sales distributor and reseller relationships in certain international markets where we do not have a local presence. We provide certain of our channel partners with specific training and programs to assist them in selling access to our Digital Optimization System, but there can be no assurance that these steps will be effective, and restrictions on travel and other limitations as a result of the COVID-19 pandemic undermine our efforts to provide training and build relationships. In addition, if our channel partners are unsuccessful in marketing and selling access to our Digital Optimization System, it would limit our expansion into certain geographies, sectors, and industries. If we are unable to develop and maintain effective sales incentive programs for our channel partners, we may not be able to incentivize these partners to sell access to our Digital Optimization System to customers.

Some of these partners may also market, sell, and support offerings that are competitive with ours, may devote more resources to the marketing, sales, and support of such competitive offerings, may have incentives to promote our competitors’ offerings to the detriment of our own, or may cease selling access to our Digital Optimization System altogether. Our channel partners could subject us to lawsuits, potential liability, and reputational harm if, for example, any of our channel partners misrepresents the functionality of our Digital Optimization System to customers or violates laws or our or their corporate policies. Our ability to achieve revenue growth in the future will depend, in part, on our success in maintaining successful relationships with our channel partners, identifying additional channel partners, including in new markets, and training our channel partners to independently sell access to our Digital Optimization System. If our channel partners are unsuccessful in selling access to our Digital Optimization System, or if we are unable to enter into arrangements with or retain a sufficient number of high-quality channel partners in each of the regions in which we sell access to our Digital Optimization System and keep them motivated to sell access to our Digital Optimization System, our business, financial condition, results of operations, and growth prospects could be adversely affected.

If our marketing strategies are not effective in attracting new and retaining existing customers, our business and ability to grow our revenues would be harmed.

We rely on our marketing strategies consisting of a combination of online and offline marketing programs such as online advertising, blogs, public relations, social media, user conferences, educational white papers and webinars, product demos, workshops, roundtables, and customer case studies, offering customers a free-tier, self-service option, and other inbound lead generation and outbound sales strategies to drive our sales and revenue. These strategies may not continue to generate the level of sales necessary to increase our revenue. If our outbound sales efforts are unsuccessful at attracting and retaining new and existing customers, we may be unable to grow our market share and revenue. If our customer base does not continue to grow through word-of-mouth marketing and viral adoption or outbound sales efforts, we may be required to incur significantly higher sales and marketing expenses in order to acquire new subscribers, which could materially adversely affect our business and results of operations. In addition, high levels of customer satisfaction and market adoption are central to our marketing model. Any decrease in our customers’ satisfaction with our products, including as a result of actions outside of our control, could harm word-of-mouth referrals and our brand.

Additionally, many customers never convert from our free-tier, self-service option to a paid subscription contract. Further, we often depend on individuals within an organization who initiate our free-tier, self-service option being able to convince decision-makers within their organization to convert to a subscription contract. Many of these organizations have complex and multi-layered purchasing requirements. To the extent that these free-tier customers do not become paying subscribers, we will not realize the intended benefits of this marketing strategy.

Sales efforts to larger organizations involve risks that may not be present or that are present to a lesser extent with respect to sales to smaller organizations.

We have experienced rapid growth in our customer base since our inception. Although our growth strategy includes acquiring new customers across industries, company size, and stages of digital maturity, we believe there is continued significant opportunity to continue to penetrate the largest global organizations. Sales to larger organizations involve risks that may not be present or that are present to a lesser extent with sales to smaller organizations, such as longer sales cycles, more complex customer requirements, substantial upfront sales costs, and less predictability in completing some of our sales. For example, enterprise customers, which we define as customers with more than 1,000 employees, may require considerable time to evaluate and test our Digital Optimization System prior to making a purchase decision and placing an order. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our Digital Optimization System, the discretionary nature of purchasing and budget cycles, and the competitive nature of evaluation and purchasing approval processes. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, may vary significantly from customer to customer, with sales to enterprises typically taking longer to complete. During the quarter ended September 30, 2021, the average length of our sales cycle to enterprises was four to six months, as compared to one to two months to non-enterprise customers. In addition, larger organizations may demand more features and integration services. Sales to larger organizations also may increase the variability of our financial results. If we are unable to close one or more expected significant transactions with these customers in a particular period, or if an expected transaction is delayed until a subsequent period, our results of operations for that period, and for any future periods in which revenue from such transaction would otherwise have been recognized, may be adversely affected. If we fail to effectively manage these risks associated with sales cycles and sales to larger organizations, our business, financial condition, and results of operations may be materially adversely affected.

If we are unable to maintain and enhance our brand, our business, financial condition, and results of operations may be materially adversely affected.

We believe that maintaining and enhancing our reputation as a differentiated and category-defining company in digital optimization is critical to our relationships with our existing customers and to our ability to attract new customers. The successful promotion of our brand attributes will depend on a number of factors, including our marketing efforts, our ability to ensure that our platform remains reliable and secure, our ability to continue to develop high-quality software, and our ability to successfully differentiate our Digital Optimization System from competitive products and services. In addition, independent industry analysts often provide reviews of our Digital Optimization System, as well as products and services offered by our competitors, and perception of our Digital Optimization System in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive as compared to those of our competitors’ products and services, our brand may be adversely affected. It may also be difficult to maintain and enhance our brand in connection with sales through channel or strategic partners.

The promotion of our brand requires us to make substantial expenditures, and we anticipate that the expenditures will increase as our market becomes more competitive, as we expand into new markets, and as more sales are generated through our channel partners. To the extent that these activities yield increased revenue, this revenue may not offset the increased expenses we incur. If we do not successfully maintain and enhance our brand, our business may not grow, we may have reduced pricing power relative to competitors, and we could lose customers or fail to attract potential customers, all of which would materially adversely affect our business, financial condition, and results of operations.

Our operations are international in scope, and we plan further geographic expansion, creating a variety of operational challenges.

For the year ended December 31, 2020 and the nine months ended September 30, 2021, 36% of our revenue was generated outside the United States. A component of our growth strategy involves the further expansion of our operations and customer base internationally, which will require significant dedication of management attention and financial resources. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. Our sales organization outside the United States is substantially smaller than our sales organization in the United States, and to date, only a very small portion of our sales has been driven by resellers or other channel partners. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity and limited channel partners, we may be unable to effectively grow in international markets.

Our current and future international business and operations involve a variety of risks, including:

• slower than anticipated public cloud adoption by international businesses;

• changes, which may be unexpected, in a specific country’s or region’s political, economic, or legal and regulatory environment, including Brexit, pandemics, terrorist activities, tariffs, trade wars, or long-term environmental risks;

• the need to adapt and localize our Digital Optimization System for specific countries;

• longer payment cycles and greater difficulty enforcing contracts, collecting accounts receivable, or satisfying revenue recognition criteria, especially in emerging markets;

• new, evolving, and more stringent regulations relating to privacy and data security and the unauthorized use of, or access to, commercial and personal information, particularly in Europe;

• differing and potentially more onerous labor regulations, especially in Europe, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;

• challenges inherent in efficiently managing, and the increased costs associated with, an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits, and compliance programs that are specific to each jurisdiction;

• difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems, and regulatory systems;

• increased travel, real estate, infrastructure, and legal compliance costs associated with international operations;

• currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions if we chose to do so in the future;

• limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;

• laws and business practices favoring local competitors or general market preferences for local vendors;

• limited or insufficient intellectual property protection or difficulties obtaining, maintaining, protecting, or enforcing our intellectual property rights, including our trademarks and patents;

• COVID-19 or other pandemics or epidemics that could decrease economic activity in certain markets, decrease use of our products and services, or decrease our ability to import, export, or sell our products and services to existing or new customers in international markets;

• exposure to liabilities under export control, economic and trade sanction, anti-corruption, and anti-money laundering laws, including the Export Administration Regulations, the OFAC regulations, the FCPA, U.S. bribery laws, the UK Bribery Act, and similar laws and regulations in other jurisdictions;

• increased financial accounting and reporting burdens and complexities;

• requirements or preferences for domestic products;

• differing technical standards, existing or future regulatory and certification requirements, and required features and functionality;

• burdens of complying with laws and regulations related to privacy and data security, including the EU GDPR and similar laws and regulations in other jurisdictions; and

• burdens of complying with laws and regulations related to taxation; and regulations, adverse tax burdens, and foreign exchange controls that could make it difficult to repatriate earnings and cash.

If we invest substantial time and resources to further expand our international operations and are unable to do so successfully and in a timely manner, our business, financial condition, and results of operations could be materially adversely affected.

We derive, and expect to continue for some time to derive, substantially all of our revenue from our Amplitude Analytics product.

Although we recently released our Amplitude Recommend and Amplitude Experiment products, we currently derive, and expect to continue for some time to derive, substantially all of our revenue from our Amplitude Analytics product. As such, the continued growth in demand for, and market acceptance, of Amplitude Analytics is critical to our success. Demand for Amplitude Analytics and our other products and platform functionality is affected by a number of factors, many of which are beyond our control, such as continued market acceptance of our products by customers for existing and new use cases, the timing of development and release of new products, features, and functionality that are lower cost alternatives introduced by us or our competitors, technological changes and developments within the markets we serve, and growth or contraction in our addressable markets. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our products, particularly our Amplitude Analytics product, our business, financial condition, and results of operations could be materially adversely affected.

We invest significantly in research and development, and to the extent our research and development investments do not translate into new products or material enhancements to our current products, or if we do not use those investments efficiently, our business, financial condition, and results of operations would be materially adversely affected.

For the year ended December 31, 2020 and the nine months ended September 30, 2020 and 2021, our research and development expenses were 25%, 27%, and 29% of our revenue, respectively. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our business may be harmed. Moreover, research and development projects can be technically challenging and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling products and generate revenue, if any, from such investment. Additionally, anticipated customer demand for a product or service we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such product or service. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of products that are competitive in our current or future markets, it would materially adversely affect our business, financial condition, and results of operations.

We agree to indemnify customers and other third parties, which exposes us to substantial potential liability.

Our contracts with customers and other third parties may include indemnification or other provisions under which we agree to indemnify or otherwise be liable to them for losses arising from alleged infringement, misappropriation, or other violation of intellectual property rights, data protection violations, breaches of representations and warranties, damage to property or persons, or other liabilities arising from our platform or such contracts. Although we attempt to limit our indemnity obligations, an event triggering our indemnity obligations could give rise to multiple claims involving multiple customers or other third parties. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers and other third parties, regardless of the merits of these claims. We may not have adequate or any insurance coverage and may be liable for up to the full amount of the indemnified claims, which could result in substantial liability or material disruption to our business or could negatively impact our relationships with customers or other third parties, reduce demand for our products, and materially adversely affect our business, financial condition, and results of operations.

We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all.

We do not know when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could materially adversely affect our business, financial condition, and results of operations. If we incur debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests.

Risks Related to Our Intellectual Property

Our intellectual property rights may not protect our business or provide us with a competitive advantage, which could have a material adverse effect on our business, financial condition, and results of operations.

To be successful, we must protect our technology and brand in the United States and other jurisdictions through trademarks, trade secrets, patents, copyrights, service marks, invention assignments, contractual restrictions, and other intellectual property rights and confidentiality procedures. Despite our efforts to implement these protections, these measures may not protect our business or provide us with a competitive advantage for a variety of reasons, including:

• our failure to obtain patents and other intellectual property rights for important innovations or maintain appropriate confidentiality and other protective measures to establish and maintain our trade secrets;

• uncertainty in, and evolution of, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights;

• potential invalidation of our intellectual property rights through administrative processes or litigation;

• any inability by us to detect infringement or other misappropriation of our intellectual property rights by third parties; and

• other practical, resource, or business limitations on our ability to enforce our rights.

Further, the laws of certain foreign countries, particularly certain developing countries, do not provide the same level of protection of corporate proprietary information and assets, such as intellectual property, trademarks, trade secrets, know-how, and records, as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property or proprietary rights in foreign jurisdictions. Additionally, we may also be exposed to material risks of theft or unauthorized reverse engineering of our proprietary information and other intellectual property, including technical data, data sets, or other sensitive information. Our efforts to enforce our intellectual property rights in such foreign countries may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop, which could have a material adverse effect on our business, financial condition, and results of operations.

We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have strategic relationships and business alliances. No assurance can be given that these agreements will be effective in controlling access to and distribution of our products and proprietary information. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our platform and offerings.

Further, litigation may be necessary to enforce our intellectual property or proprietary rights, protect our trade secrets, or determine the validity and scope of proprietary rights claimed by others. Any litigation, whether or not resolved in our favor, could result in significant expense to us, divert the efforts of our technical and management personnel, and result in counterclaims with respect to infringement of intellectual property rights by us. If we are unable to prevent third parties from infringing upon or misappropriating our intellectual property or are required to incur substantial expenses defending our intellectual property rights, our business, financial condition, and results of operations may be materially adversely affected.

We may become subject to intellectual property disputes, which are expensive to support, and if resolved adversely, may subject us to significant liability and increased costs of doing business, which could have a material adverse effect on us.

We compete in markets where there are a large number of patents, copyrights, trademarks, trade secrets, and other intellectual and proprietary rights, as well as disputes regarding infringement of these rights. Many of the holders of patents, copyrights, trademarks, trade secrets, and other intellectual and proprietary rights have extensive intellectual property portfolios and greater resources than we do to enforce their rights. As compared to our large competitors, our patent portfolio is relatively undeveloped and may not provide a material deterrent to such assertions or provide us with a strong basis to counterclaim or negotiate settlements. Further, to the extent assertions are made against us by entities that hold patents but are not operating companies, our patent portfolio may not provide deterrence because such entities are not concerned with counterclaims.

Any intellectual property litigation to which we become a party may require us to do one or more of the following:

• cease selling, licensing, or using products or features that incorporate the intellectual property rights that we allegedly infringe, misappropriate, or violate;

• make substantial payments for legal fees, settlement payments, subscription fee refunds, or other costs or damages, including indemnification of third parties;

• obtain a license or enter into a royalty agreement, either of which may not be available on reasonable terms or at all, in order to obtain the right to sell or use the relevant intellectual property; or

• redesign the allegedly infringing products to avoid infringement, misappropriation, or violation, which could be costly, time-consuming, or impossible.

Intellectual property litigation is typically complex, time consuming, and expensive to resolve and would divert the resources, time, and attention of our management and technical personnel, which might seriously harm our business, results of operations, and financial condition. We may be required to settle such litigation on terms that are unfavorable to us. For example, a settlement may require us to obtain a license to continue practices found to be in violation of a third party’s rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such practices may not be available to us at all. As a result, we may also be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative non-infringing technology or practices would require significant effort and expense. Similarly, if any litigation to which we may be a party fails to settle and we go to trial, we may be subject to an unfavorable judgment which may not be reversible upon appeal.

Further, such litigation may also result in adverse publicity, which could harm our reputation and ability to attract or retain customers. As we grow, we may experience a heightened risk of allegations of intellectual property infringement. An adverse result in any litigation claims against us could have a material adverse effect on our business, financial condition, and results of operations.

Our use of “open-source” software could negatively affect our ability to sell our platform and subject us to possible litigation.

We use software in our Digital Optimization System that is licensed from third parties pursuant to open-source licenses. Certain open-source software licenses require a user who distributes or otherwise makes available the open-source software in connection with the user’s proprietary software to disclose publicly part or all of the source code to the user’s proprietary software. The use and distribution of open-source software may entail greater risks than the use of third-party commercial software, as open-source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Additionally, certain open-source software licenses are difficult to interpret and require the user of such software to make the source code of any derivative works of the open-source code and certain related software available to third parties with few restrictions on the use or further distribution of such software by such third parties. As a result, we may face claims from others seeking to enforce the terms of an open-source license, including by demanding the release of derivative works of the open-source software and our proprietary source code that was developed or used in connection with such software. These claims could also result in litigation and require us to replace certain open-source software with proprietary software licensed under costly commercial licenses or require us to devote additional research and development resources to change our platform, any of which would have a material adverse effect on our business and results of operations. Although we have implemented policies to regulate the use and incorporation of open-source software into our platform, we cannot be certain that we have not incorporated open-source software in our platform in a manner that is inconsistent with such policies. Any use of open-source software inconsistent with our policies or licensing terms could materially adversely affect our business, financial condition, and results of operations.

Risks Related to Regulatory Compliance and Legal Matters

We are subject to government regulation, including import, export, economic sanctions, and anti-corruption laws and regulations, that may expose us to liability and increase our costs.

Our Digital Optimization System is subject to U.S. export controls, including the U.S. Department of Commerce’s Export Administration Regulations and economic and trade sanctions regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control. These regulations may limit the export of our products and provision of our services outside of the United States, or may require export authorizations, including by license, a license exception, or other appropriate government authorizations, including annual or semi-annual reporting and the filing of an encryption registration. Export control and economic sanctions laws may also include prohibitions on the sale or supply of certain of our products to embargoed or sanctioned countries, regions, governments, persons, and entities. In addition, various countries regulate the importation of certain products, through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products. The exportation, reexportation, and importation of our products and the provision of services, including by our partners, must comply with these laws or else we may be adversely affected, through reputational harm, government investigations, penalties, and a denial or curtailment of our ability to export our products or provide services. Complying with export control and sanctions laws may be time consuming and may result in the delay or loss of sales opportunities. Although we have controls designed to prevent our services from being used in violation of such laws, we are aware of a limited number of past occasions in which persons from U.S. sanctioned countries or regions appear to have accessed our platform. We have taken measures to prevent such situations from reoccurring, but there can be no guarantee that such measures will be successful in every case. If we are found to be in violation of U.S. sanctions or export control laws, it could result in substantial fines and penalties for us and for individuals working for us. Changes in export or import laws, or corresponding sanctions, may delay the introduction and sale of our services in international markets, or, in some cases, prevent the export or import of our services to certain countries, regions, governments, persons, or entities altogether, which could materially adversely affect our business, financial condition, and results of operations.

We are also subject to various domestic and international anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act (“FCPA”) and the UK Bribery Act, as well as other similar anti-bribery and anti-kickback laws and regulations. These laws and regulations generally prohibit companies and their employees and intermediaries from directly or indirectly authorizing, promising, offering, or providing payments or benefits to government officials and other recipients for improper purposes, such as to obtain or retain business improperly or secure an improper business advantage. We rely on certain third parties to support our sales and regulatory compliance efforts and can be held liable in certain cases for their corrupt or other illegal activities, even if we do not explicitly authorize such activities. The FCPA also requires that we keep accurate books and records and maintain a system of adequate internal controls. Although we take precautions to prevent violations of these laws, we cannot provide assurance that our internal controls and compliance systems will always prevent misconduct by our employees, agents, third parties, or business partners. Our exposure for violating these laws will increase as our international presence expands and as we increase sales and operations in foreign jurisdictions.

Violations of applicable anti-corruption laws could subject us to significant sanctions, including civil or criminal fines and penalties, disgorgement of profits, injunctions, and debarment from government contracts, as well as related stockholder lawsuits and other remedial measures, all of which could adversely affect our reputation, business, financial condition, and results of operations. Violations or allegations of violations could also result in whistleblower complaints, adverse media coverage, and investigations, any of which could have a material adverse effect on our reputation, business, and results of operations.

Complying with evolving privacy and other data-related laws as well as contractual and other requirements may be expensive and force us to make adverse changes to our business, and the failure or perceived failure to comply with such laws, contracts, and other requirements could result in adverse reputational and brand damage and significant fines and liability or otherwise materially adversely affect our business and growth prospects.

We are subject to numerous federal, state, local, and foreign privacy and data protection laws, regulations, policies, and contractual obligations that apply to the collection, transmission, storage, processing, sharing, disclosure, security, and use of personal information or personal data, which among other things, impose certain requirements relating to the privacy and security of personal information and other data. Laws and regulations governing privacy and data protection, the use of the internet as a commercial medium, the use of data in artificial intelligence and machine learning, and data sovereignty requirements are rapidly evolving, extensive, complex, and include inconsistencies and uncertainties and may conflict with other rules or our practices. Further, new laws, rules and regulations could be enacted with which we are not familiar or with which our practices do not comply.

We may incur significant expenses to comply with the laws, regulations and other obligations that apply to us. For example, the EU General Data Protection Regulation (the “GDPR”) imposes stringent data protection requirements for processing the personal data of individuals within the European Economic Area (the “EEA”). The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosure requirements, limitations on retention of personal data, mandatory data breach notification requirements, and additional obligations. Non-compliance with the GDPR can trigger fines of up to the greater of €20 million or 4% of our global annual turnover. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the E.U. and the United States remains uncertain. For example, in 2016, the E.U. and United States agreed to a transfer framework for data transferred from the E.U. to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union (“CJEU”). The CJEU also raised questions about whether the European Commission’s Standard Contractual Clauses, one of the primary mechanisms used by companies to transfer personal data out of the EEA, complies with the GDPR. While the CJEU upheld the validity of the Standard Contractual Clauses, the CJEU ruled that the underlying data transfers must be assessed on a case-by-case basis by the data controller to determine whether the personal data will be adequately protected. As a result, on June 4, 2021 the European Commission published a decision adopting an updated set of Standard Contractual Clauses designed to address issues identified by the CJEU. Use of the Standard Contractual Clauses will still need to be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. The exact scope and applicability of the new Standard Contractual Clauses is currently unclear, particularly regarding transfers to parties outside the EEA who are already subject to the GDPR. We are awaiting further clarification from the European Commission and therefore the full scope of application of the Standard Contractual Clauses remains subject to review and change as we get a better understanding from the European Commission and national regulators. As such, we will need to review existing transfers of personal data out of the EEA and put in place measures to implement the new Standard Contractual Clauses, subject to a transition period. Accordingly, unless we put in place such measures by the end of the applicable transition period, any transfers by us of personal data from Europe may not comply with European data protection laws and may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions. Loss of our ability to transfer personal data from Europe may also require us to increase our data processing capabilities in those jurisdictions at significant expense.

Further, from January 1, 2021, companies have had to comply with both the GDPR and the United Kingdom GDPR (“UK GDPR”), which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, imposing fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from E.U. member states to the United Kingdom without additional safeguards. However, the United Kingdom adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/extends that decision, and remains under review by the Commission during this period. The relationship between the United Kingdom and the E.U. in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term.

In addition to the E.U. and UK, a growing number of other global jurisdictions are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our platform, particularly as we expand our operations internationally. Some of these laws, such as the General Data Protection Law in Brazil, or the Act on the Protection of Personal Information in Japan, impose similar obligations as those under the GDPR. Others, such as those in Russia, India, and China, could potentially impose more stringent obligations, including data localization requirements. If we are unable to develop and offer features that meet legal requirements or help our customers meet their obligations under the laws or regulations relating to privacy, data protection, or information security, or if we violate or are perceived to violate any laws, regulations, or other obligations relating to privacy, data protection, or information security, we may experience reduced demand for our Digital Optimization System, harm to our reputation, and become subject to investigations, claims, and other remedies, which would expose us to significant fines, penalties, and other damages, all of which would harm our business. Further, given the breadth and depth of changes in global data protection obligations, compliance has caused us to expend significant resources, and such expenditures are likely to continue into the future as we continue our compliance efforts and respond to new interpretations and enforcement actions.

The data protection landscape is also rapidly growing and evolving in the United States. As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. For example, the California Consumer Privacy Act of 2018 (the “CCPA”) became effective on January 1, 2020. The CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use, and sharing practices, allows consumers to opt out of certain data sharing with third parties and exercise certain individual rights regarding their personal information, provides a new private right of action for data breaches, and provides for penalties for noncompliance of up to $7,500 per violation. Additionally, the California Privacy Rights Act (the “CPRA”) was recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the CPRA provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have been passed in Virginia and Colorado, and proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws may have potentially conflicting requirements that would make compliance challenging.

Furthermore, the Federal Trade Commission (the “FTC”) and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination, and security practices that appear to be unfair or deceptive. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. There are a number of legislative proposals in the United States, at both the federal and state level, and in the E.U. and more globally, that could impose new obligations in areas such as e-commerce and other related legislation or liability for copyright infringement by third parties. We cannot yet determine the impact that these future laws, regulations, and standards may have on our business.

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation and adversely affect our business and results of operations. In addition, if our practices are not consistent, or viewed as not consistent, with legal and regulatory requirements, including changes in laws, regulations and standards or new interpretations or applications of existing laws, regulations and standards, we may also become subject to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, criminal or civil sanctions, all of which may harm our business, financial condition and results of operations.

Any future litigation against us could be costly and time-consuming to defend.

We may become subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes or employment claims made by our current or former employees. Litigation might result in substantial costs and may divert management’s attention and resources, which might materially adversely affect our business, financial condition, and results of operations. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us (including premium increases or the imposition of large deductible or co-insurance requirements). A claim brought against us that is uninsured or underinsured could result in unanticipated costs, potentially having a material adverse effect on our business, financial condition, and results of operations. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

Risks Related to Tax and Accounting Matters

We face exposure to foreign currency exchange rate fluctuations.

We conduct transactions, particularly intercompany transactions, in currencies other than the U.S. dollar. While we have primarily transacted with customers and vendors in U.S. dollars, we have transacted in foreign currencies for subscriptions to our Digital Optimization System, and we expect to significantly expand the number of transactions with customers for our Digital Optimization System that are denominated in foreign currencies. We do not currently maintain a program to hedge transactional exposures in foreign currencies. However, in the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of these hedging instruments may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place and may introduce additional risks if they are not structured effectively.

In addition, our international subsidiaries maintain net assets denominated in currencies other than the functional operating currencies of these entities. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our revenue and results of operations due to transactional and translational remeasurements. As a result of these foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. To the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our Class A common stock could be adversely affected.

Our global operations and structure subject us to potentially adverse tax consequences.

We generally conduct our global operations through subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. A change in our global operations could result in higher effective tax rates, reduced cash flows, and lower overall profitability. In particular, our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant revenue and taxing authorities may disagree with positions we have taken generally, or our determinations as to the value of assets sold or acquired or income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations.

In addition, the Organization for Economic Co-operation and Development has initiated a base erosion and profit shifting project that seeks to establish certain international standards for taxing the worldwide income of multinational companies. As a result of these developments, the tax laws of certain countries in which we do business could change on a prospective or retroactive basis, and any such changes could increase our liabilities for taxes, interest, and penalties, and therefore could materially adversely affect our cash flows, financial condition, and results of operations.

Our ability to use our net operating loss carryforwards may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards (“NOLs”) to offset its post-change income or taxes may be limited. We have completed a Section 382 study and have determined that none of the operating losses will expire solely due to Section 382 limitations. However, we may experience ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. Such change could limit the amount of NOLs that we can utilize annually to offset future taxable income or tax liabilities. Subsequent ownership changes and changes to the U.S. tax rules in respect of the utilization of NOLs may further affect the limitation in future years. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Changes in our effective tax rate or tax liability may have a material adverse effect on our results of operations.

We are subject to income taxes in the United States and various foreign jurisdictions. The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are many transactions where the ultimate tax determination is uncertain. We believe that our provision for income taxes is reasonable, but the ultimate tax outcome may differ from the amounts recorded in our condensed consolidated financial statements and may materially affect our financial results in the period or periods in which such outcome is determined.

Our effective tax rate could increase due to several factors, including:

• changes in the relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;

• changes in tax laws, tax treaties, and regulations or the interpretation of them, including the Tax Act and the CARES Act;

• changes to our assessment about our ability to realize our deferred tax assets that are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies, and the economic and political environments in which we do business;

• the outcome of current and future tax audits, examinations, or administrative appeals; and

• the effects of acquisitions.

Any of these developments could materially adversely affect our results of operations.

In addition, we may be subject to income tax audits by many tax jurisdictions throughout the world, many of which have not established clear guidance on the tax treatment of SaaS-based companies. Although we believe our income tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, an adverse resolution of one or more uncertain tax positions in any period could have a material adverse effect on the results of operations for that period.

We could be required to collect additional sales or indirect taxes or be subject to other tax liabilities that may increase the costs our customers would have to pay for our products and materially adversely affect our results of operations.

We currently collect and remit applicable sales and indirect taxes and other applicable transfer taxes in jurisdictions where we, through our employees or economic activity, have a presence and where we have determined, based on applicable legal precedents, that sales or licensing of our products are classified as taxable. We do not currently collect and remit state and local excise, utility user and ad valorem taxes, fees, or surcharges in jurisdictions where we believe we do not have sufficient “nexus.” There is uncertainty as to what constitutes sufficient nexus for a state or local jurisdiction to levy taxes, fees, and surcharges for sales made over the internet, and there is also uncertainty as to whether our characterization of our products as not taxable in certain jurisdictions will be accepted by state and local tax authorities.

An increasing number of states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state companies. Additionally, the Supreme Court of the United States recently ruled in South Dakota v. Wayfair, Inc. et al (“Wayfair”), that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to Wayfair, or otherwise, states or local governments may adopt, or begin to enforce, laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. A successful assertion by one or more states requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments or local governments of sales tax collection obligations on out-of-state sellers could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors, and decrease our future sales, which could have a material adverse effect on our business and results of operations.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

U.S. GAAP is subject to interpretation by the FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions already completed before the announcement of a change.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be materially adversely affected.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” within this Quarterly Report on Form 10-Q. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve those related to revenue recognition, deferred commissions, valuation of our stock-based compensation awards, including the determination of fair value of our common stock, valuation of goodwill and intangible assets, accounting for income taxes, and useful lives of long-lived assets, among others. Our results of operations may be materially adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material adverse effect on our results of operations.

Risks Related to Ownership of Our Class A Common Stock

Our stock price may be volatile, and could decline significantly and rapidly.

The trading price of our Class A common stock may fluctuate substantially in response to numerous factors in addition to the ones described in the preceding risk factors, many of which are beyond our control, including:

• actual or anticipated fluctuations in our financial condition, results of operations, or operating metrics and those of our competitors;

• the number of shares of our Class A common stock made available for trading;

• failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or variance in our financial performance from expectations of securities analysts;

• changes in the pricing of our Digital Optimization System;

• changes in our projected operating and financial results;

• changes in laws or regulations applicable to our Digital Optimization System;

• announcements by us or our competitors of significant business developments, acquisitions, or new offerings;

• significant data breaches, disruptions to, or other incidents involving our platform;

• our involvement in litigation;

• future sales of our Class A common stock by us or our stockholders;

• changes in our board of directors, senior management, or key personnel;

• the trading volume of our Class A common stock;

• changes in the anticipated future size and growth rate of our market;

• general economic and market conditions;

• other events or factors, including those resulting from war, incidents of terrorism, pandemics (including the COVID-19 pandemic), elections, or responses to these events; and

• whether investors or securities analysts view our stock structure unfavorably, particularly our dual-class structure and the concentrated voting control of our executive officers, directors, and their affiliates.

In addition, stock markets with respect to newly public companies, particularly companies in the technology industry, have experienced significant price and volume fluctuations that have affected and continue to affect the stock prices of these companies. Stock prices of many companies, including technology companies, have fluctuated in a manner often unrelated to the operating performance of those companies. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial expenses and divert our management’s attention.

Our principal stockholders have the ability to influence the outcome of director elections and other matters requiring stockholder approval.

Our directors, executive officers, and holders of more than 5% of our capital stock and their affiliates collectively beneficially own, in the aggregate, shares representing a substantial majority of the voting power of our outstanding Class A and Class B common stock. These stockholders currently have, and likely will continue to have, considerable influence with respect to the election of our board of directors and approval or disapproval of all significant corporate actions. The concentrated voting power of these stockholders could have the effect of delaying or preventing a significant corporate transaction, such as a merger or other sale of our company or our assets. This concentration of ownership limits the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could be adverse to the interests of other stockholders.

The dual class structure of our common stock has the effect of concentrating voting control with our existing stockholders, executive officers, directors, and their affiliates, which limits your ability to influence the outcome of important transactions and to influence corporate governance matters, such as electing directors, and to approve material mergers, acquisitions, or other business combination transactions that may not be aligned with your interests.

Our Class B common stock has five votes per share, whereas our Class A common stock, which are listed on the Nasdaq Capital Market, has one vote per share. Because of the five-to-one voting ratio between our Class B common stock and our Class A common stock, the holders of our Class B common stock are able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock, until the date that is six months following the date on which no founder is an employee or director of our company (unless a founder has rejoined our company during such six-month period), when all outstanding shares of Class A common stock and Class B common stock will convert automatically into shares of a single class of common stock. This concentration of ownership limits the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our Class A common stock.

Further, future transfers by holders of our Class B common stock will generally result in those shares converting into shares of our Class A common stock, subject to limited exceptions, such as certain transfers effected for tax or estate planning purposes. The conversion of shares of our Class B common stock into shares of our Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. As a result, it is possible that one or more of the persons or entities holding our Class B common stock could gain significant voting control as other holders of Class B common stock sell or otherwise convert their shares into Class A common stock.

In addition, while we do not expect to issue any additional shares of Class B common stock, any future issuances of Class B common stock would be dilutive to holders of Class A common stock.

We cannot predict the impact our dual class structure may have on the market price of our Class A common stock.

We cannot predict whether our dual class structure, combined with the concentrated control of our stockholders who held our capital stock prior to the Direct Listing, including our executive officers, employees, and directors and their affiliates, will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple class share structures in certain of their indices. In July 2017, FTSE Russell and Standard & Poor’s announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Under the announced policies, our dual class capital structure would make us ineligible for inclusion in any of these indices. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

None of our stockholders are party to any contractual lock-up agreement or other contractual restrictions on transfer. Sales of substantial amounts of our Class A common stock in the public markets, or the perception that sales might occur, could cause the trading price of our Class A common stock to decline.

In addition to the supply and demand and volatility factors discussed above, sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur in large quantities, could cause the trading price of our Class A common stock to decline.

None of our securityholders are subject to any contractual lock-up or other contractual restriction on the transfer or sale of their shares.

Moreover, once we have been a reporting company subject to the reporting requirements of Section 13 or Section 15(d) of the Exchange Act for 90 days and assuming the availability of certain public information about us, (i) non-affiliates who have beneficially owned our common stock for at least six months may rely on Rule 144 to sell their shares of common stock, and (ii) our directors, executive officers, and other affiliates who have beneficially owned our common stock for at least six months, including certain of the shares of Class A common stock covered by our Prospectus, will be entitled to sell their shares of our Class A common stock subject to volume limitations under Rule 144 and various vesting agreements.

In addition, we filed a registration statement to register all shares subject to options and RSUs outstanding or reserved for future issuance under our equity compensation plans. As of September 30, 2021, we had 23,613,293 options outstanding that, if fully exercised, would result in the issuance of shares of Class A common stock, as well as 1,231,873 shares of Class A common stock subject to RSU awards.

Accordingly, these shares will be able to be freely sold in the public market upon issuance, subject to applicable vesting requirements and compliance by affiliates with Rule 144.

Further, certain of the holders of our common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of the Class A common stock issuable upon the conversion of shares of our Class B common stock into shares of our Class A common stock or to include such shares in registration statements that we may file for us or other stockholders. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the trading price of our Class A common stock to decline or be volatile.

Our issuance of additional capital stock in connection with financings, acquisitions, investments, our equity incentive plans, or otherwise will dilute all other stockholders.

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors, and consultants under our equity incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Class A common stock to decline.

We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our Class A common stock.

We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, you may need to rely on sales of our Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on your investment.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act ("Section 404"), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our condensed consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our Class A common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.

We will remain an emerging growth company until the earliest of: (1) the last day of the fiscal year following the fifth anniversary of the listing of our Class A common stock on the Nasdaq Capital Market; (2) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (4) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates.

We cannot predict if investors will find our Class A common stock less attractive if we choose to rely on these exemptions. For example, if we do not adopt a new or revised accounting standard, our future results of operations may not be comparable to the results of operations of certain other companies in our industry that adopted such standards. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock, and our stock price may be more volatile.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management, and limit the market price of our Class A common stock.

Provisions in our restated certificate of incorporation and amended and restated bylaws, may have the effect of delaying or preventing a change of control or changes in our management. Our restated certificate of incorporation and amended and restated bylaws include provisions that:

• authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our board of directors that may be senior to our Class A common stock;

• require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;

• specify that special meetings of our stockholders can be called only by our board of directors;

• establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;

• establish that our board of directors is divided into three classes, with each class serving three-year staggered terms;

• prohibit cumulative voting in the election of directors;

• provide that our directors may only be removed for cause;

• provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and

• require the approval of our board of directors or the holders of at least 66 2/3% of our outstanding shares of voting stock to amend our bylaws and certain provisions of our certificate of incorporation.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally, subject to certain exceptions, prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our Class A common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that you would receive a premium for your shares of our Class A common stock in an acquisition.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.

In addition, as permitted by Section 145 of the Delaware General Corporation Law, our amended and restated bylaws and indemnification agreements that we have entered into with our directors and officers provide that:

• we will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the corporation and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;

• we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;

• we are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;

• the rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees, and agents and to obtain insurance to indemnify such persons; and

• we may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees, and agents.

While we have procured directors’ and officers’ liability insurance policies, such insurance policies may not be available to us in the future at a reasonable rate, may not cover all potential claims for indemnification, and may not be adequate to indemnify us for all liability that may be imposed.

Our restated certificate of incorporation and amended and restated bylaws provide for an exclusive forum in the Court of Chancery of the State of Delaware for certain disputes between us and our stockholders, and that the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act.

Our restated certificate of incorporation and our amended and restated bylaws provide that: (i) unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for: (A) any derivative action or proceeding brought on our behalf, (B) any action asserting a claim for or based on a breach of a fiduciary duty owed by any of our current or former directors, officers, other employees, agents, or stockholders to us or our stockholders, including, without limitation, a claim alleging the aiding and abetting of such a breach of fiduciary duty, (C) any action asserting a claim against us or any of our current or former directors, officers, other employees, agents, or stockholders arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware, or (D) any action asserting a claim related to or involving us that is governed by the internal affairs doctrine; (ii) unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act and the rules and regulations promulgated thereunder; (iii) the exclusive forum provisions are intended to benefit and may be enforced by us, our officers and directors, the financial advisors to any offering giving rise to such complaint, and any other professional or entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering; and (iv) any person or entity purchasing or otherwise acquiring or holding any interest in our shares of capital stock will be deemed to have notice of and consented to these provisions. Nothing in our restated certificate of incorporation or amended and restated bylaws precludes stockholders that assert claims under the Exchange Act from bringing such claims in federal court, to the extent that the Exchange Act confers exclusive federal jurisdiction over such claims, subject to applicable law.

We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums, and protection against the burdens of multi-forum litigation. If a court were to find the choice of forum provision contained in our restated certificate of incorporation or our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition, and results of operations.

General Risk Factors

Our inability to attract and retain highly skilled employees could materially adversely affect our business.

In order to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel in the San Francisco Bay Area, where our headquarters is located, and in other locations where we engage in recruiting, is intense, especially for engineers experienced in designing and developing software and experienced sales professionals. We have, from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. The cost of living is high in the San Francisco Bay Area, which may make it harder for us to attract and retain highly skilled employees. Many of the companies with which we compete for experienced personnel may have greater resources than we have. As our company grows and evolves, we may need to implement more complex organizational management structures or adapt our corporate culture and work environments. These changes could have an adverse impact on our corporate culture, which could harm our ability to retain and recruit personnel. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and growth prospects could be materially adversely affected.

We depend on our executive officers and other key employees, and the loss of one or more of these employees could materially adversely affect our business.

Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team in the areas of research and development, operations, security, marketing, sales, support, general and administrative functions, and on individual contributors in our research and development and operations. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period; therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers, especially our Chief Executive Officer, or key employees could have an adverse effect on our business.

Changes in the business, regulatory, or political climate in the San Francisco Bay Area could adversely affect our operations.

Changes in the business, regulatory, or political climate in the San Francisco Bay Area, where our headquarters is located and most of our employees live, could affect our ability to expand or continue our operations there, which could have a material adverse impact on our business, financial condition, and results of operations. For example, if we were required to move our headquarters or downsize our operations in the San Francisco Bay Area due to material adverse changes in the business, regulatory, or political climate such as increases in local tax rates, we may lose key employees and incur significant costs of relocation.

Changes in laws and regulations related to the internet or changes in the internet infrastructure itself may diminish the demand for our Digital Optimization System, and could harm our business.

The future success of our business depends upon our customers’ and potential customers’ access to the internet. Federal, state, or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the internet. Changes in these laws or regulations could require us to modify our platform in order to comply with these changes. In addition, government agencies or private organizations may impose additional laws, regulations, standards, or protocols involving taxation, tariffs, privacy, data protection, information security, content, copyrights, distribution, electronic contracts and other communications, consumer protection, and the characteristics and quality of services, any of which could decrease the demand for our Digital Optimization System or result in reductions in the demand for internet-based platforms such as ours. In addition, the use of the internet as a business tool could be harmed due to delays in the development or adoption of new standards and protocols to handle increased demands of internet activity, security, reliability, cost, ease-of-use, accessibility, and quality of service. The performance of the internet and its acceptance as a business tool has been harmed by “viruses,” “worms,” and similar malicious programs, and the internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If the use of the internet is adversely affected by these issues, demand for our Digital Optimization System could decline.

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Market opportunity estimates and growth forecasts, including those we have generated ourselves, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of companies covered by our market opportunity estimates will purchase our Digital Optimization System or generate any particular level of revenue for us. Any expansion in our markets depends on a number of factors, including the cost, performance, and perceived value associated with our Digital Optimization System and the products of our competitors. Even if the markets in which we compete achieve the forecasted growth, our business could fail to grow at similar rates, if at all.

Acquisitions, mergers, strategic investments, partnerships, or alliances could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and materially adversely affect our business, financial condition, and results of operations.

We have in the past and intend in the future to seek to acquire or invest in businesses, joint ventures, and platform technologies that we believe could complement or expand our Digital Optimization System, enhance our technology, or otherwise offer growth opportunities. Any such acquisitions or investments may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, the acquired company’s software is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. Any such transactions that we are able to complete may not result in the synergies or other benefits we expect to achieve, which could result in substantial impairment charges. These transactions could also result in dilutive issuances of equity securities, the incurrence of debt or adverse tax consequences, which could materially adversely affect our business, financial condition, and results of operations.

Our business could be disrupted by catastrophic occurrences and similar events.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and could harm our business. We have a large employee presence in San Francisco, California. In the event of a major earthquake, fire, power loss, telecommunications failure, cyberattack, war, terrorist attack, sabotage, other intentional acts of vandalism or misconduct, geopolitical event, disease, or other catastrophic occurrence, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our products, breaches of data security, and loss of critical data, all of which could materially adversely affect our business, financial condition, and results of operations.

Additionally, we rely on our network and third-party infrastructure and applications, internal technology systems, and our websites for our development, marketing, operational support, hosted services, and sales activities. If these systems were to fail or be negatively impacted as a result of a natural disaster or other catastrophic event, our ability to deliver products to our customers would be impaired.

As we grow our business, the need for business continuity planning, incident response planning, and disaster recovery plans will grow in significance. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster, and successfully execute on those plans in the event of a disaster or emergency, our business and reputation would be harmed.

If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, the market price and trading volume of our Class A common stock could decline.

The market price and trading volume of our Class A common stock will be heavily influenced by the way analysts interpret our financial information and other disclosures. We do not have control over these analysts. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, our stock price would be negatively affected. If securities or industry analysts do not publish research or reports about our business, downgrade our Class A common stock, or publish negative reports about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our stock price to decline and could decrease the trading volume of our Class A common stock.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company, which we expect to further increase after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, Nasdaq rules, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.

As a result of being a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.

We will be required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis, beginning with our second annual report on Form 10-K. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company.” We have recently commenced the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion once initiated. Our compliance with Section 404 will require that we incur substantial expenses and expend significant management efforts. We have begun to establish a compliance and controls function and we will need to hire additional accounting and financial personnel with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth below is information regarding all securities issued by the Registrant without registration under the Securities Act during the period covered by this Quarterly Report on Form 10-Q.

Equity Plan-Related Issuances

From July 1, 2021 to September 30, 2021, we issued and sold to certain of our directors, officers, employees, consultants, and other service providers an aggregate of 2,837,184 shares of common stock upon the exercise of options under our Amended and Restated 2014 Stock Option and Grant Plan (the “2014 Plan”), for a weighted average exercise price of $2.31 per share and an aggregate purchase price of $6.6 million.

From July 1, 2021 to September 30, 2021, we issued and sold to an accredited investor an aggregate of 36,062 shares of Class B common stock upon the exercise of options granted outside our 2014 Plan, at a weighted average exercise price of $0.30 per share and an aggregate purchase price of $0.01 million.

From July 1, 2021 through September 30, 2021, we granted to our directors, officers, employees, consultants, and other service providers options to purchase an aggregate of 282,734 shares of our common stock under our 2014 Plan, at a weighted average exercise price of $24.56 per share.

From July 1, 2021 through September 30, 2021, we granted to our directors, officers, employees, consultants, and other service providers RSUs representing an aggregate of 779,757 shares of our common stock under our 2014 Plan.

From July 1, 2021 through September 30, 2021, we granted to our directors, officers, employees, consultants, and other service providers an aggregate of 46,875 shares of restricted common stock under our 2014 Plan.

Warrant-Related Issuances

In September 2021, we issued an aggregate of 6,822 shares of Class B common stock to an accredited investor upon the net exercise of warrants at a weighted average exercise price of $1.39 per share and an aggregate purchase price of $0.01 million.

Sale of Redeemable Convertible Preferred Stock

In July and August 2021, we issued and sold an aggregate of 827,609 shares of Series F redeemable convertible preferred stock at a purchase price of $32.0199 per share to 11 accredited investors, for an aggregate purchase price of $26.5 million.

Unless otherwise stated, the issuances of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. Individuals who purchased securities as described above represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates issued in such transactions.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant.	8-K	001-40817	3.1	9/21/2021
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-40817	3.2	9/21/2021
4.1	Specimen Stock Certificate evidencing the shares of Class A Common Stock.	S-1	333-259168	4.2	8/30/2021
4.2	Specimen Stock Certificate evidencing the shares of Class B Common Stock.	S-8	333-259698	4.4	9/21/2021
4.3	Amended and Restated Investors’ Rights Agreement, dated as of May 28, 2021, as amended, by and among the Registrant and certain of its stockholders.	S-1	333-259168	4.3	8/30/2021
10.1	Sublease, dated May 13, 2021, by and between the Registrant and Postmates, LLC.	S-1	333-259168	10.1	8/30/2021
10.2(a)#	Amended and Restated 2014 Stock Option and Grant Plan, as amended.	S-1	333-259168	10.2(a)	8/30/2021
10.2(b)#	Form Agreements under Amended and Restated 2014 Stock Option and Grant Plan, as amended.	S-1	333-259168	10.2(b)	8/30/2021
10.3(a)#	2021 Incentive Award Plan.	S-1	333-259168	10.3(a)	8/30/2021
10.3(b)#	Form Agreements under 2021 Incentive Award Plan.	S-1	333-259168	10.3(b)	8/30/2021
10.4#	2021 Employee Stock Purchase Plan.	S-1	333-259168	10.4	8/30/2021
10.5#	Form of Indemnification Agreement between the Registrant and each of its Directors and Executive Officers.	S-1	333-259168	10.5	8/30/2021
10.6#	Non-Employee Director Compensation Program.	S-1	333-259168	10.6	8/30/2021
10.7#	Form of Executive Employment Agreement between the Registrant and each of its Executive Officers.	S-1	333-259168	10.7	8/30/2021
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

# Indicates management contract or compensatory plan

* The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Amplitude, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amplitude, Inc.

Date: November 9, 2021	By:	/s/ Spenser Skates
Spenser Skates
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2021	By:	/s/ Hoang Vuong
Hoang Vuong
Chief Financial Officer (Principal Financial Officer)