Form 10-K
period 2021-12-31
Amplitude, Inc.
filed 2022-02-17
CIK 1866692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40817

AMPLITUDE, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	45-3937349
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
201 Third Street, Suite 200 San Francisco, California	94103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 988-5131

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.00001 par value per share	AMPL	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant was not a public company as of June 30, 2021, the last business day of its most recently completed second fiscal quarter, and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date. The registrant’s Class A common stock began trading on the Nasdaq Capital Market on September 28, 2021.

As of February 9, 2022, there were 58,802,166 shares of the registrant's Class A common stock and 51,267,902 shares of the registrant's Class B common stock, each with a $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2022 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2021, are incorporated by reference in Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to statements about:

•
the effects of the coronavirus ("COVID-19") pandemic, including as a result of the recent Omicron variant and any new strains or variants of the virus, on our business and the global economy generally;
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

We caution you that the foregoing list does not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors discussed in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made available. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this Annual Report on Form 10-K, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Annual Report on Form 10-K by these cautionary statements.

SUMMARY OF RISK FACTORS

Our business is subject to a number of risks and uncertainties, as more fully described in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. The following is a summary of principal risks and uncertainties that could materially adversely affect our business, financial condition, and results of operations. This summary should be read in conjunction with the “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks and uncertainties facing our business.

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
•
Our stock price may be volatile and could decline significantly and rapidly.
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

PART I

Item 1. Business.

Overview

We are pioneering a new category of software called Digital Optimization. Our Digital Optimization System serves as the command center for businesses to connect digital products to business outcomes. Digital optimization is emerging as a strategic investment for every company to survive in the digital-first world.

Digital products are embedded in every part of our daily lives and digital has become the primary way business is done. The ability for companies to offer compelling digital products and services has become a matter of survival.

The way that companies build digital products is going through a fundamental change from being intuition-based to data-driven. Product teams have historically decided what to build based on qualitative gut feel and without a firm understanding of what will drive business results. Today, the best teams are those that build their strategy around product data, which connects the attributes of individual end users with their actual behavior. Product data has become the next untapped growth lever to transform how businesses build products, gain key insights into which features have the greatest business impact, and connect with customers.

The amount of time that consumers spend interacting with digital products has led to an explosion of both the quantity and diversity of data. Because products themselves are generators of data, for the first time, in-product behavior can now be analyzed. With product data, teams can gain insight from the specific actions end users take within digital products and answer important questions, such as where in the purchase journey do users experience friction, what are the top user paths between signup and trial conversion, and which features increase new customer retention.

Traditionally, businesses have spent billions of dollars on a patchwork of systems, including web and marketing analytics, business intelligence tools, and sentiment tools, to help understand how their digital product investments drive business outcomes. These tools were not built on product data and do not understand in-product behavior, nor were they built for the scale and complexity of digital products to provide actionable and real-time product-driven insights. Businesses today do not know if their strategic product decisions are the right ones, and they do not have the insights to help ensure they work.

The next evolution of digital transformation is the category-defining shift to digital optimization. The promise of digital optimization is connecting the dots between products and the business. It provides the breadth and depth of insights into customer behavior to understand what behaviors are linked to business impact. Digital optimization answers strategic questions such as what products to build, what digital bets to make, and which bets are working. It predicts which customers are likely to purchase or churn based on their behavior and automatically adapts products to each customer based on this intelligence to optimize the outcome.

While digital transformation is focused on building new digital products, digital optimization is focused on using product data to make strategic decisions and run a business, accelerate innovation, and increase the value of digital transformation efforts.

Product, data, engineering, and marketing teams are often forced to make business decisions in a vacuum and without understanding the linkage between product decisions and business outcomes. Digital optimization leverages the power of data-driven products to create this linkage automatically. In addition, having a common lens into customer and product data helps every team transform their function, from launching brand-defining marketing campaigns to reimagining customer support. Bringing shared data and common visibility to every team will be a business-critical requirement in the digital optimization era.

How Amplitude Powers Digital Optimization

We built the first Digital Optimization System that brings together a new depth of customer understanding with the speed of action to optimize experiences. We power some of the most-beloved and iconic consumer and B2B digital products. We enable businesses, regardless of size, industry, or where they are in their digital maturity, to unleash digital innovation and growth. Our system unifies product, marketing, data, and executive teams, by giving them the common visibility to drive business outcomes with agility and confidence.

Our Digital Optimization System consists of the following integrated solutions:

•
Amplitude Analytics. G2, an independent software review site, ranked Amplitude as the #3 best software product overall and #5 best enterprise product in their 2022 Best Software Awards. The G2 Winter 2022 Report also ranked Amplitude as the #1 product analytics solution for the sixth quarter in a row, #1 in mobile analytics, and #3 in digital analytics. We provide teams with fast, self-service insights into customer behavior.
•
Amplitude Recommend. A no-code personalization solution that helps teams increase customer engagement by intelligently adapting digital products and campaigns to every user based on behavior.
•
Amplitude Experiment. An integrated end-to-end experimentation solution that enables teams to determine and deliver the most impactful product experiences for their customers through A/B tests and controlled feature releases.

At the core of our Digital Optimization System is the Amplitude Behavioral Graph, a proprietary behavioral database purpose-built for complex, interactive behavioral queries, with novel approaches to normalizing, classifying, and partitioning behavioral data. The Behavioral Graph scales to look at every individual customer action taken in a digital product and identifies combinations of actions that lead to a desired outcome. The Behavioral Graph processes behavioral data points to help answer questions like why do users convert or drop off, which interactions predict likelihood to buy, and what are the most common paths users take.

We are Mission Critical to Our Customers

As of December 31, 2021, we serve more than 1,500 paying customers globally, from the most ambitious startups to the largest global enterprises. We are the trusted source of customer and product insight for the world’s leading data-driven, product-led digital companies and bring the same technology to the remaining companies that lack this expertise. We serve customers across virtually every industry, including finance, media, retail, industrials, hospitality, healthcare, media, and telecom, as well as companies in various stages of digital maturity. Digital optimization has become mission critical to companies of all sizes and in all industries to keep up with the pace of innovation required to survive in the digital-first world.

Our Digital Optimization System is mission critical to our customers’ success. Within our largest customers, thousands of users leverage our system to drive better outcomes in their respective functional areas. The broad applicability and ease of use of our system results in significant commitments by our customers as part of their core technology stack. As of December 31, 2021 and 2020, we had 385 and 262 customers, respectively, that each represented greater than $100,000 in Annual Recurring Revenue ("ARR") and 29 and 15 customers, respectively, that each represented greater than $1 million in ARR, demonstrating how critical we are to our customers’ success.

Our Business Model

We generate revenue primarily through selling subscriptions to our platform. We reach customers through an efficient direct sales motion, solution partners, and product-led growth initiatives, including subscription plans to meet the needs of a diverse range of companies. Our pricing model is based on both the platform functionality required by our customers as well as committed event volume. For the year ended December 31, 2021, subscription revenue comprised 97% of our total revenue. Our customers typically look to use our platform for an initial business use case they have identified, such as analytics on a digital product. As our customers experience the value of our platform in helping to drive business outcomes in that initial use case, they frequently expand that initial use case, expand into new use cases, and expand into additional products. Examples of ways customers expand the use of our platform include the following:

•
Customers expand an initial use case by tracking additional events on a digital product to gain greater insight into customer journeys or add additional functionality (e.g. predictive analytics, behavioral reports) to meet the needs of teams across the organization;
•
Customers expand into new use cases by using our platform for additional digital products in their digital product portfolio and empowering additional teams (e.g. product, marketing, engineering, analytics) responsible for those digital product; and

•
Customers expand by layering on additional offerings, such as our Recommend and Experiment products, on our core Analytics offering to power new capabilities to drive business outcomes.

Our ability to expand within our customer base is also demonstrated by our strong dollar-based net retention rate. As of December 31, 2021 and 2020, our dollar-based net retention rate across paying customers was 123% and 119%, respectively.

Industry Trends

Digital is the New Battlefield for Business Survival

Today, digital products are embedded in every part of our daily lives. The ability for companies to offer compelling digital products and services has become a matter of survival. Several mega-trends are forcing companies to move to digital first, including the continued rise of mobile and cloud, making it easier than ever for new entrants to disrupt existing markets through digital; the rise of the digital economy; and businesses' shift in focus from customer acquisition to customer retention.

The Revenue Center is Shifting from Sales and Marketing to Product

Once considered a cost center for the business, the digital product is now becoming the primary lever in a business to drive growth. The growing importance of product-led growth to a company’s survival has fundamentally shifted how companies go to market and invest in innovation.

The revenue center of a business is shifting away from acquisition-focused marketing and sales to retention and expansion through sustained customer engagement within digital products. User engagement, user behavior, customer retention rate, and customer lifetime value have become the new standard metrics to measure the productivity and efficiency of any business. Additionally, as heightened user and data privacy concerns move to limit the type of data app developers and advertisers can use or sell to target customers, it will become increasingly difficult for businesses to acquire their way to growth through traditional marketing and advertising initiatives.

The Approach to Building Digital Products is Being Reinvented

The way that companies build digital products is going through a fundamental shift from being intuition-based to using data derived from the digital product itself to make decisions. Data-driven products:

•
Are Centered in Behavioral Data. The amount of time that consumers spend interacting with digital products has led to an explosion of both the quantity and diversity of data. Because the digital products themselves are generators of data, this means that in-product behavior can be observed and analyzed for the first time.
•
Adapt to the Customer. In a world of abundant choice, the expectations of consumers for businesses to deliver highly-personalized digital product experiences continues to be on the rise. The best-in-class digital companies leverage product data to build robust recommendation engines based on artificial intelligence (“AI”) and machine learning (“ML”) algorithms to deliver highly differentiated experiences at scale.
•
Leverage Data Democratization and Common Visibility. Between product management, engineering, design, marketing, sales, customer success, business operations, and executive teams, there may be thousands of people in an organization who rely on data as part of their daily responsibilities. Marketing and centralized data teams have traditionally been tasked with the responsibility of aggregating data from various data silos. They analyze data to extract insights and distribute regularly scheduled or ad-hoc reports to various stakeholders. This operating model creates significant barriers for making the data accessible to all who need it, relying on teams of data scientists to serve as intermediaries and tools that require SQL expertise. Even simple data requests can at times lead to weeks or months of cycle time, reducing the agility for business owners to get the data they need to make critical business and product decisions.

Data and insights are only valuable if they can be leveraged by cross-functional stakeholders jointly responsible for making decisions. When product data acts as a single source of truth, every team has access to the same common data to explore and reach alignment on shared goals and actions plans. Data-driven organizations that make data both accessible and actionable enable their teams to expedite the decision making process, thereby iterating on and improving their digital products with greater agility. The faster organizations are able to iterate, the stronger their systematic advantages are against competitors that lack such expertise. With digital products becoming the revenue center of business, a new generation of digital leaders that span across all functions within an organization is required.

The Next Frontier of Digital Transformation Brings the Imperative of Digital Optimization

While digital transformation is focused on building web-enabled customer experiences, the next evolution of digital transformation is the category-defining shift to digital optimization. Digital optimization moves beyond building new digital products and is focused on using product data to make strategic decisions to run the business, accelerate product innovation, and increase the value of digital transformation efforts. The promise of digital optimization is connecting the dots between product decisions and business outcomes. Digital optimization provides a new breadth and depth of insights into customer behavior to understand what drives business impact. It tells companies what products to build, what digital bets to make to accelerate innovation, what product changes to make based on the features or actions that correlate to impact, when a business initiative is not working in order to stop wasting time and resources, and provides insight to adapt digital product experiences to each customer to maximize engagement, retention, and lifetime value. Digital optimization leverages the power of data-driven products to create this linkage automatically and answer the fundamental question: how does digital product drive one’s business?

Digital optimization will be a strategic business imperative as digital transformation continues at an accelerated pace and to help ensure businesses are making the right product bets and to maximize their impact to make sense of the exponential increase in digital product and user behavioral data.

Businesses Need a Fundamentally New Approach to Drive Digital Optimization

Businesses have spent billions of dollars on a patchwork of systems to help understand how their digital product investments drive business outcomes. However, these systems were not built for insight on product data in real time and at scale, leveraging the wrong data and undertaking a misguided approach.

Why is product data different?

1.
Complexity. Digital products are complex, which means that product data operates at a qualitatively different scale than transactional or digital marketing data.
2.
Non-Linear. Unlike traditional marketing funnels where the goal is strictly increasing the conversion rate to the next step, users do not take a linear journey through a digital product. Based on our customer data, we estimate that, on average, there are approximately 2,500 distinct events that can be measured within each digital product. Each user therefore navigates through an application across multiple devices in a random walk that is unique from every other user. This effect makes it much harder to understand what is happening in the aggregate and generate insights at scale.
3.
Scale. Combining the number of digital product users a company may have and the amount of engagement per user can result in billions of potential events per product. This scale presents near-insurmountable challenges for any business looking to optimize their digital products to drive outcomes on both a micro and macro level.

The sum of all this complexity means existing categories of software fail to understand product data and were not designed to adequately address the needs of today’s digital optimization era:

•
Web and Marketing Analytics. These solutions focus on using web and demographic data to analyze target users and advertising spend. They were most relevant for the Web 1.0 era, when marketers focused on pageviews, campaign sources, clicks, and other surface-level metrics. They were not built for in-product and in-app behavior, deep personalization based on AI/ML, multi-platform end-user journeys, and modern digital measurements. Moreover, many of these solutions are built on a pre-computation data framework – whereby queries are completed in advance and cached versus performed on the fly – which prohibits flexibility for real-time analysis. This data approach is incompatible with fast moving, collaborative teams that need easy-access data to find, ask, and answer in an iterative fashion and use data to power product experiences at the moment a user engages.
•
Business Intelligence. These solutions are horizontally focused and built for reporting on object-level data and transactional data, not behavioral data. The implementation of these systems can often take years and requires significant investments in the form of teams specializing in data and analytics to deploy, maintain, and use. Oftentimes built on large data lakes of structured and unstructured data, data teams must scrub, clean, instrument, and canonicalize the data, and then use complex SQL queries to answer even the most basic questions. This process is cumbersome and slow because SQL queries are not designed for user-joins, which connect disparate end-user actions together and are the key to understanding end-user behavior in product, and leads to product and business teams being bottlenecked as they wait for answers. Even when these “blank canvas” environments have been custom built for non-technical users, they are often inflexible and disconnected from their workflows – leaving teams without answers or the ability to act.

•
Sentiment / Survey-based Solutions. These solutions are focused on uncovering and understanding customer sentiment to improve customer experiences – often non-digital – and include qualitative measurements such as surveys. They are not designed to generate product insight and analyze behavioral data, limiting the applicability outside of customer service, researchers, and marketing teams. Relying on sentiment data in a silo provides an imprecise and incomplete picture of the customer and does not close the loop from insight to action.

The Amplitude Digital Optimization System

We built the first Digital Optimization System that brings together a new depth of customer understanding with the speed of action to optimize experiences in the moment. It is the only unified system that answers the question: “How do your digital products drive your business?” We power the most-beloved digital products and teams with actionable data and insights – regardless of size, industry, or digital maturity – so they can unleash digital innovation and growth. We make critical data accessible and actionable to every team – allowing product, marketing, engineering, analytics, customer success, and executive teams to align around common visibility and to drive business outcomes with greater speed, agility, and confidence.

In today’s digital-first world, we believe every organization must transform into data-driven teams and products that create competitive advantages and long-term value for both their customers and businesses. A Digital Optimization System is essential in this new reality – helping businesses understand how their customers use their products, make better decisions, build personalized experiences that engage and retain customers, and measure performance. With us, teams have access to a fully integrated, self-service system for data, analytics, and personalization – with intelligence and collaboration built in to help teams innovate faster and smarter.

For instance, we helped a leader in online food delivery answer, “What is the most profitable delivery model that also maximizes order frequency and size?” A popular meditation app discovered the answer to, “How can we redesign our content and app to increase user retention?” And a software company aligned thousands of users across the organization around key metrics and explored questions like, “Why do certain marketing channels show high engagement but low downstream user conversions and revenue?”

Our Digital Optimization System consists of the following integrated components:

•
Amplitude Analytics. G2, an independent software review site, ranked Amplitude as the #3 best software product overall and #5 best enterprise product in their 2022 Best Software Awards. The G2 Winter 2022 Report also ranked Amplitude as the #1 product analytics solution for the sixth quarter in a row, #1 in mobile analytics, and #3 in digital analytics. We provide teams with fast, self-service insights into customer behavior.
•
Amplitude Recommend. A no-code personalization solution that helps teams increase customer engagement by intelligently adapting digital products and marketing channels to every user – with behavioral and predictive segmentation to build and sync audiences to marketing tools and a self-serve recommendation engine to instantly enable in-product personalization.
•
Amplitude Experiment. An integrated end-to-end solution that allows teams to better control feature releases, configure product experiences for different end users, and run the end-to-end feature experimentation process from generating a hypothesis to targeting users, rolling out A/B tests, and measuring results.
•
Amplitude Behavioral Graph. A purpose-built proprietary database for deep, real-time interactive behavioral analysis and behavior-driven personalization – instantly joining, analyzing, and correlating any customer actions to outcomes – like engagement, growth, and loyalty.
•
Data Management. A real-time data layer for planning, integrating, and managing data sources to create a complete, trustworthy foundation with identity resolution, enterprise-level security, and privacy solutions embedded throughout.

We power digital optimization for our customers through the following key system capabilities:

•
Behavioral Data at the Core. We designed data and machine-learning infrastructure purpose-built to understand cross-device and cross-product end-user data – enabling businesses to see, analyze, and act on behavioral data. Our infrastructure is structured around user-joins and partitioned by end users, which is the key to understanding end user behavior in-product. The Amplitude Behavioral Graph processes behavioral data points to help answer questions like why users convert or drop off, which interactions predict likelihood to buy, and what are the most common paths end users take.
•
Built-In Data Management. Our system includes a comprehensive, built-in data integration and governance suite to plan, integrate, and manage large, distributed data sources in real time. It automatically resolves user identities, normalizes and transforms data into one stream, and governs data quality, consistency, and access across organizations of any size, which is critical for analytics and personalization initiatives.
•
Real-time Analytics and Insight. We provide the market-leading product analytics solution that enables teams to access out-of-the-box reporting to instantly answer both simple and complex questions about product and customer behaviors. Teams can easily analyze any end-user path across multiple devices, products, and channels from an aggregate to individual end-user level to understand the context behind every end-user action and identify opportunities to improve the digital product experience.
•
Easy Adoption and Collaboration. Our system provides an easy-to-use interface that allows for viral adoption and democratization of insights within an organization, regardless of technical abilities. Within minutes a new customer on our system can start generating insights relevant to their respective functional areas and engaging with collaborative dashboards, reports, and tools that allow a broad spectrum of people in an organization to participate in data-driven decision making. This ease of use fuels cross-functional adoption that can scale to thousands of active users surfacing insights and sharing findings.
•
Powering Data-Driven Action. Our system allows teams to directly turn end-user insight into action with personalized, Netflix-like product experiences in a few clicks and without requiring technical expertise. We use sophisticated identity resolution and targeting to reach the right end user, machine-learning recommendations to decide the right content, and real-time integrations with systems our customers already use for delivery at the right time. Additionally, our customers can deploy and test new experiences using the first experimentation and feature management solution powered by behavioral data and product analytics. For example, our system can predict the likelihood a customer will churn based on their behavior and of those statistically similar, and the system will automatically test which campaign or in-product experience is best optimized to drive retention.
•
Enterprise-grade Platform. Our platform is architected to handle a scale qualitatively different from what is capable by existing customer engagement and experience tools. We offer top-tier security and reliability as our platform is SOC2 Type-2 and ISO 27001 certified, offers single sign-on support and user permissioning, is a recognized AWS Partner for Digital Customer Experience, and has delivered a 99.99% data ingestion uptime service-level agreement (“SLA”) with 99.97% data durability for the year ended December 31, 2021.

Key Benefits to Our Customers

Our system provides the following key benefits to our customers:

•
Enable the Right Product Bets and Accelerate Innovation. We enable our customers to answer the critical questions about how their end users are using their digital products and what behaviors lead to better business outcomes. Every click, every interaction, and every event we collect is input from end users that help to inform what actions teams can take to optimize digital products in real time. Our customers are able to analyze behaviors, track engagement, spot friction in the buying process, and understand the drivers of conversion. These insights allow teams to make the right product bets, assess and measure the impact of those decisions, feed learnings back into the system, and rapidly iterate to resolve potential problems before they impact customer acquisition, retention, and lifetime value.
•
Unify Teams with Common Visibility. We bring a common set of user behavior and in-product engagement data to every team, from product, to marketing, to data science, and beyond. Out-of-the-box dashboards and analytics reports provide common visibility leveraging the same data, while teams can easily click into each report to get as much granularity as required to inform actions and recommendations. Dashboards allow teams to also solve use cases specific to their area of responsibility, for example, understanding what behavior drives conversions to optimize marketing campaigns. This visibility results in better decisions, faster actions, better outcomes, and transformed customer experiences. Our system represents a single source of truth about in-product customer user behavior, and a common place where teams can share results, learn from each other, and plan action together.
•
Maximize Value of Product Investments. The ability of our system to attribute revenue to specific product investments transforms what has traditionally been viewed as a cost center into a revenue center. This ability unleashes a much more powerful way to operate when companies can make investments with confidence and drive product-led growth.

Our Growth Strategies

We intend to pursue the following growth strategies:

•
Acquire New Customers Across Every Industry. We believe that our Digital Optimization System is applicable to businesses across industries, company size, and stage of digital maturity. We plan to invest to capture the significant market opportunity we believe is only in its early innings. We have experienced rapid growth in our customer base since our inception and had over 1,500 paying customers and 26 of the Fortune 100 as of December 31, 2021, which demonstrates both our successful traction to date as well as our significant opportunity to continue to penetrate the largest global organizations. We believe we have an efficient and productive go-to-market motion that will allow us to continue to acquire new customers and grow our customer base. Additionally, as more companies and industries continue their transformation into digital-first companies, we believe our immediate potential customer base will grow as we help these companies address their digital optimization needs. We are focused on winning key reference accounts among industries and emerging use cases to establish ourselves as the system of choice for the next wave of digital innovation.
•
Expand Across Our Existing Customer Base. We believe that there are significant opportunities to continue to expand our relationships with our existing customers. Our pricing model, based on platform functionality and committed event volume, allows us to grow as our customers grow. We employ a land and expand business model designed to land with an initial use case and expand through onboarding additional functional teams, products, and use cases.
o
Promote Upsell: Once a customer is on our platform there are many ways we can promote upsell opportunities. Customers can expand an initial use case by adding additional events or functionality to generate deeper analytics. They can also expand into additional functional teams who are looking to address a related use case or bring new digital products on our platform, both of which require additional data to be instrumented. As the strategic value of our platform grows as more data is instrumented and insights generated and shared, it becomes easier to find additional upsell opportunities across digital products, use cases, and teams.
o
Drive Cross-sell: Our platform delivers end-to-end optimization that allows our customers to expand beyond analytics and layer on additional products, such as Recommend and Experiment, and we offer to optimize the digital product experiences of their customers.

Within our largest customers, we have demonstrated our ability to grow our reach to include thousands of users across their organization who leverage our system to drive business outcomes. Our dollar-based net retention rate as of December 31, 2021 and 2020 was 123% and 119%, respectively, for paying customers. As of December 31, 2021 and 2020, we had 385 and 262 customers, respectively, that each represented greater than $100,000 in ARR and 29 and 15 customers, respectively, that each represented greater than $1 million in ARR, demonstrating how critical we are to our customers’ success.

•
Extend Product Leadership with Continued Investment in Our Platform. We see significant opportunities to leverage the same data stream powering our core analytics suite to layer on additional products that address adjacent high-value use cases desired by our customers. As a product-led company, the valuable feedback loop we have established with our own customers helps us identify product and platform enhancements best aligned to drive our future growth.
•
Expand our Global and Partnership Reach. We believe there is significant potential to continue to grow our business in international markets because of the universal nature of the problem we help to solve. For the years ended December 31, 2021 and 2020, 36% of our revenue was generated outside of the United States. Additionally, we plan to continue to invest in our partner network to strengthen our ecosystem and extend our reach.

Our Platform and Technology

Data enters our system through many sources, including our software-development kits ("SDKs"), server side, and integration with our partner systems. It then goes through the processing and cleanup stage before being stored in our behavioral graph which is a user-oriented distributed columnar data store. Our Behavioral Graph powers the analytics, collaboration, prediction, and recommendation platform.

We have designed a system that can process large amounts of data and provide an interactive query/response model. Instead of building a general purpose data storage and processing system similar to data warehouses that would require our users to know SQL and wait a long time to get answers to their analytics-oriented join-heavy queries, we have built a brand new system from the ground up focused on end-user behavior analysis that is optimized to ingest, process, and store it in a specific format, and structure to power low latency query/response.

Real-time Data Management

The underpinning of the Digital Optimization System is our real-time Data Management layer. This layer includes our core data platform that offers our customers a number of tools and capabilities for ingesting data to us, resolving identity to create a consistent and unique identity, and managing customer and product data.

Key differentiators include:

•
Structured, event-based schema. We ingest and process event data. Each event represents an interaction that an end user or device performed on our customers’ products. Event data has information about the event as well as the end user and device that has performed the event, and it follows a specific but flexible schema. As event data enters our platform, it gets ingested, sanitized, enriched, and canonicalized and is stored in an optimized format in our behavioral graph to enable low latency query/response.
•
Breadth and scale of digital sources. We have a number of tools and offerings such as several client-side and server-side SDKs, APIs, and integration with customer storage systems such as Amazon S3 and data warehouses that allows us to ingest from a number of sources, including mobile applications, websites, and backend services.
•
Identity resolution for a multi-platform world. In the multi-platform world, end users interact with our customers’ products through many devices; it is logged in at times and anonymous at other times. Our identity resolution service automatically captures one consistent view of the customer’s usage across platforms through continuous event streaming as users log in and out of customers’ products, browse anonymously, and use multiple devices.

Amplitude Behavioral Graph

Event data is fed into the Amplitude Behavioral Graph, which is purpose-built to handle the scale, speed, and complexity of user behavior in digital products. It is the foundation of all of the analytics and personalization applications as part of the Digital Optimization System.

Key differentiators include:

•
Complex distributed joins. The most important user behavior questions involve looking at many different points in a user’s journey to answer, traditionally referred to as “joins” in SQL-based systems. At scale, this must be done in a distributed manner, and the more sophisticated the product the more complex the questions become. We built a database from the ground up using state-of-the-art columnar storage techniques and embedded it at every layer with knowledge of behavioral data and questions –for example pre-partitioning data by user and caching partial, reusable computations. We can express the varied semantics of product questions while running at the speed of native code, allowing us to answer customers’ questions in seconds.
•
Real-time data observation. We built our database to match the speed at which digital products evolve. We use a lambda architecture with separate real-time and batch processing layers so that data is not only available for querying within seconds, but also optimized for long-term trend analysis.
•
Multi-tenancy and scale. At any point in time, there are hundreds of queries running simultaneously on our database, each of varying cost and complexity. We use a multi-tenant architecture to achieve economies of scale, and we have designed a differentiated throttling mechanism in order to isolate the effects of customers’ queries on each other.
•
AutoML. Using our structured, event-based schema and database that is embedded with an understanding of behavioral data, we have automated the most challenging part of machine learning pipelines and feature extraction. Our Behavioral Graph can generate a meaningful and robust set of thousands of features for each user in the system, which is used for a variety of applications. By having this automation with little to no customer input, we can offer truly self-service machine learning via AutoML.

Our Customers

Our Digital Optimization System is used globally by organizations of all sizes and across a vast range of industries. As of December 31, 2021 and 2020, we had 1,597 and 1,039 paying customers, respectively, representing a year-over-year growth rate of 54%, and 26 and 25 of the Fortune 100, respectively. We believe that our Digital Optimization System can help organizations of all sizes, from the smallest startups to the largest global organizations, unleash the power of digital optimization to drive business outcomes and deliver value to customers. We continue to increase the number of customers who have entered and grown into larger subscriptions with us. As of December 31, 2021 and 2020, we had 385 and 262 customers, respectively, that each represented greater than $100,000 in ARR, representing a 47% increase year-over-year. Additionally, we had 29 and 15 customers, respectively, that each represented greater than $1 million in ARR, up 93% year-over-year. The number of customers representing greater than $100,000 and $1 million in ARR demonstrates the strategic importance of our platform and our ability to both initially land significant accounts and grow them over time.

Sales and Marketing

Our sales and marketing efforts focus on landing customer accounts by addressing an initial digital optimization use case across one or more digital products and expanding those relationships over time as we deliver ongoing value and meet a greater portion of our customers’ digital optimization needs.

We employ an efficient, multi-pronged go-to-market strategy combining direct sales, including field and inside sales, product-led growth initiatives, including subscription plans to meet the needs of a diverse range of companies, and marketing initiatives to supplement our sales efforts. Our field sales personnel focus on attracting new customers as well as expanding usage within our existing customer base. Our sales team is supported by business and sales development professionals and solution consultants who facilitate the sales process through identifying use cases based on customer needs, assessing requirements, addressing security and technical questions, consulting on customers’ data stacks, and finding additional expansion use cases.

In accordance with our ethos to empower companies of all sizes to unleash digital optimization to drive their business, we offer a variety of free and paid plans depending on our customers’ needs. For startups, we offer a Scholarship plan, which consists of a self-serve, free one-year subscription to our Growth plan, to help them turbo-charge their digital optimization efforts. For larger commercial companies and organizations, we offer both free and paid plans. Our free, self-serve Starter plan allows access to a limited set of core offerings, including our leading Analytics offering, and serves as effective brand marketing and a low friction model for getting a single team started with Amplitude, which can also create a glide path to conversion into one of our paid plans. Our paid Growth and Enterprise plans provide access to additional capabilities, functionality, and event volume to meet the needs of larger and more complex use cases.

Our professional services team helps customers design and execute their digital optimization, product-led growth, analytics, and personalization projects. We offer our customers implementation, training, and related services to help them realize the full benefits of our Digital Optimization System. We also work closely with our partner ecosystem to help them deploy our solutions and build our technology into their services offerings, providing opportunities for us to increase the breadth and depth of our deployment within new and existing customers.

We have more than 60 partners in the Amplitude partner ecosystem program, which provides solutions to help accelerate our customers’ digital optimization initiatives. Our ecosystem consists of the following:

•
Solutions partners, including global systems integrators, consultancies, and digital agencies, partner with Amplitude to provide business transformation strategy, best practices, and support.
•
Technology partners, who integrate their software with the Digital Optimization System to build and deliver end-to-end enterprise technology solutions. Amplitude has dozens of technology integrations and partners across more than a dozen software categories, including marketing automation, attribution tools, data warehouses, and customer data platforms, to name a few.

Our marketing efforts focus on driving our go-to-market demand generation engine across all market segments and across both new and existing customers, as well as raising our brand profile globally. To do this, we utilize a combination of online and offline marketing programs such as online advertising, blogs, public relations, social media, educational white papers and webinars, product demos, workshops, roundtables, and customer case studies. These gatherings focus on attracting a broad mix of prospects and customers to focus on digital optimization and Amplitude product education, and the sharing of customer success stories and best practices.

As of December 31, 2021, we had 301 employees in our sales and marketing organization.

Human Capital Management

We believe that our company culture enables us to achieve our mission, is a core driver of our business success, and is a significant reason why people choose to build their careers at Amplitude. We are pioneers in this field who endeavor to make product, business, and people decisions that allow us to carry out our mission while staying true to our values. We believe Diversity, Equity, and Inclusion ("DEI") are rooted in the fabric of our culture. We advance our culture of belonging–in which Humility, Ownership, and Growth Mindset are at the center–by coming together to make a collective impact in our work and our communities. Through strategic initiatives and partnerships, policy development and stewardship, innovation and education, our DEI-embedded culture shapes our future to one where all employees can fully realize their potential.

•
Humility. No ego – we operate from a place of empathy and openness and seek to understand many points of view.
•
Ownership. We take the initiative to solve problems that drive our shared company success.
•
Growth Mindset. We’re tenacious in the face of challenges and seek input in order to grow ourselves and others.

We use our values as the cornerstone for setting the tone for how we show up with one another and our customers. We are intentional about embedding them as the lens through which we operate. We are deliberate in operationalizing our values through our selection of talent, recognizing, rewarding, and how we celebrate. We regularly recognize and celebrate those who are exemplary models of our values through our Quarterly Values Awards. We believe that it is this focus on our values that is what sets us apart in building a culture of empathy and accountability.

In 2021, we were recognized by San Francisco Business Times and Built In as “Best Places to Work in the Bay Area” and “Best Midsize Places to Work in the Bay Area,” respectively. Additionally, Business Insider has included us in their “Startups to bet your career on” list.

In 2020, together with four of our ecosystem partners, we announced the launch of a joint-initiative called Tech for Black Founders. Our mission is to create an ecosystem that provides resources and technology to empower Black-founded businesses and level the playing field for underserved founders. Our shared goal is to help Black-founded businesses accelerate growth and scale as rapidly and efficiently as possible. Since we began, we have received nearly 200 applications, with 83 companies currently in the program.

We operate from a place of openness, taking initiative to drive our shared company success, while seeking input in order to grow ourselves and our customers. Our values fuel our growth, guiding us as we learn, succeed, and celebrate together.

As of December 31, 2021, we had a total of 612 employees, including 121 employees located outside the United States. None of our employees is represented by a labor union or covered by collective bargaining agreements. We have not experienced any work stoppages. We consider our relationship with our employees to be good.

Research and Development

Our research and development efforts are focused on continued innovation, enhancing our platform features and functionalities, and expanding the services we offer to increase market penetration and deepen our relationships with our customers. We believe the timely development of new, and the enhancement of our existing platform features and services is essential to maintaining our competitive position. We continually incorporate feedback and new cases from our customers into our platform. As of December 31, 2021, we had 130 employees in our research and development organization. We intend to continue to invest in our research and development capabilities to extend our platform. Research and development expenses totaled $48.3 million and $26.1 million in years ended December 31, 2021 and 2020, respectively.

Competition

The market for digital optimization is new and evolving. Businesses have used a range of point solutions built for other use cases in an effort to address their needs, none of which offer the breadth and depth of capabilities offered by our Digital Optimization System. However, we do compete with a number of companies, ranging from large and diversified businesses to smaller start-ups, that offer certain solutions and functionality similar to aspects of our platform. These competitors include the following:

•
product analytics point tools such as Pendo, Mixpanel, and Heap;
•
web and marketing analytics vendors such as Adobe Experience Cloud and Google Analytics; and
•
business intelligence solutions such as Looker and Tableau.

The principal competitive factors for companies in our industry are:

•
powerful and flexible infrastructure that can ingest and manage a broad variety and large volume of data;
•
platform functionality, including speed, scale, and breadth and depth of insights;
•
size of end-user base and level of customer adoption;
•
enterprise-grade technology that is secure and reliable;
•
self-service offerings;
•
ability to enable collaboration across numerous teams;
•
ease of integration and deployment with existing IT infrastructure;
•
mindshare with line of business and non-technical teams;
•
ability to address a variety of evolving customer needs and use cases;
•
price and total cost of ownership;
•
brand awareness and reputation;
•
quality of professional services and customer support;
•
strength of sales and marketing efforts; and
•
adherence to industry standards and certifications.

On the basis of the factors above, we believe that we compare favorably to our competitors. However, some of our actual and potential competitors have advantages over us, such as substantially greater financial, technical, and other resources, such as larger sales forces and marketing budgets, greater brand recognition, broader distribution networks and global presence, longer operating histories, more established relationships with current or potential customers and commercial partners, and more mature intellectual property portfolios. They may be able to leverage these resources to gain market share and prevent potential customers from purchasing our products. Additionally, we expect the industry to attract new entrants, who could compete with our business and introduce new offerings. As we scale and expand our business, we may enter new markets and encounter additional competition.

Intellectual Property

Our intellectual property is an important part of our business. We rely on patent, copyright, trade secret, and trademark laws, as well as confidentiality agreements, license agreements, intellectual property assignment agreements, and similar contracts, to establish and protect our proprietary rights. We maintain a policy requiring our employees, contractors, consultants, and other third parties to enter into confidentiality and proprietary rights agreements to control access to our proprietary information. However, these laws, agreements, and policies provide only limited protection, and our intellectual property rights and other proprietary rights may still be challenged, invalidated, infringed, or misappropriated in the United States and in foreign jurisdictions. The laws of certain jurisdictions do not protect proprietary rights to the same extent as the laws of the United States, and it may therefore be difficult, impossible, or otherwise not commercially reasonable to protect our proprietary rights in certain jurisdictions. In addition, we use software components licensed from third parties under open-source software licenses, which licenses generally do not contain warranties or indemnifications from the licensors with respect to infringement, security vulnerabilities, or other issues. As a result, we would not have contractual protections if our use of the open-source software licensed from third parties infringes third-party intellectual property rights or if we encounter other issues with respect to our use of third-party open-source software. We also publicly license our SDK and certain other components to third parties pursuant to open-source licenses. The value of the software we publicly license to third parties pursuant to open-source licenses may be diminished given that such licenses grant those third parties broad rights to modify and distribute such software and could allow a competitor to more easily develop a competing product by examining our software.

We pursue the registration of our domain names, trademarks, and service marks and pursue patent protection of our technology in the United States and in certain locations outside the United States. As of December 31, 2021, we had five U.S. and two foreign patent applications pending. We continually review our development efforts to assess the existence and patentability of new intellectual property, and the extension of our intellectual property rights abroad. As of December 31, 2021, we had four registered trademarks in the United States, 11 registered trademarks internationally, and one trademark application pending in the United States.

Data Privacy & Security

Numerous state, federal, and foreign laws and regulations, including consumer protection laws and regulations, including data breach notification laws, govern the collection, dissemination, processing, use, access to, confidentiality, and security of personal information and could apply to our operations or the operations of our partners. In particular, certain state and non-U.S. laws, such as the California Consumer Privacy Act of 2018 (the "CCPA"), the European Union General Data Protection Regulation (the "CPRA"), and the GDPR, set strict standards for maintaining the privacy and security of personal information. Many of these laws differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. In sum, privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Corporate Information

We were incorporated in the State of Delaware in November 2011 as Sonalight, Inc. and founded our Amplitude business in 2012. In December 2014, we changed our name to Amplitude, Inc. Our principal executive offices are located at 201 Third Street, Suite 200, San Francisco, California 94103. Our telephone number is (650) 988-5131 and our website address is www.amplitude.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are filed with the SEC. Such reports and other information filed or furnished by us with the SEC are available free of charge on our investor relations website at investors.amplitude.com, as soon as reasonably practicable after we file such material with, or furnish it to, the SEC, when such reports are available on the SEC’s website at www.sec.gov.

Item 1A. Risk Factors.

Risk Factors

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently believe are not material may also impair our business, financial condition, results of operations, and growth prospects.

Risks Related to Our Business and Industry

We have a limited operating history and have been growing rapidly over the last several years, which makes it difficult to forecast our future results of operations and increases the risk of your investment.

Our revenue was $167.3 million and $102.5 million for the fiscal years ended December 31, 2021 and 2020, respectively. However, you should not rely on our historical revenue growth as an indication of our future performance.

As a result of our limited operating history and our rapid growth over the last several years, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to effectively plan for and model future growth.

Our revenue growth rate may decline over time. In future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our Digital Optimization System, increased competition, changes to technology, a decrease in the growth of our overall market, or our failure, for any reason, to manage our growth effectively or continue to take advantage of growth opportunities. We have also encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described in this Annual Report on Form 10-K. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks successfully, our financial condition and results of operations could differ materially from our expectations, and our business could be materially adversely affected.

We have a history of losses. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability.

We have experienced net losses in each period since inception. We generated net losses of $75.0 million and $24.6 million for the fiscal years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $179.8 million. We expect our costs and expenses to increase in future periods. In particular, we intend to continue to invest significant resources in:

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

We expect fluctuations in our financial results and key metrics, making it difficult to project future results. If we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price could decline.

Our results of operations and key metrics have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance. In addition to the other risks described herein, other factors that may cause our results of operations or key metrics to fluctuate include:

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
•
health epidemics or pandemics, such as the coronavirus (“COVID-19”) pandemic;
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

Any of these and other factors, or the cumulative effect of some of these factors, may cause our results of operations to vary significantly. If our results of operations fall below the expectations of investors and securities analysts who follow our stock, the price of our Class A common stock could decline substantially, and we could face costly lawsuits, including securities class action litigation.

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

The market for applications that looks to address digital optimization is fragmented, rapidly evolving, and highly competitive, with relatively low barriers to entry. As this market continues to mature and new technologies and competitors enter the market, we expect competition to intensify. We face competition from:

•
large companies that have greater name recognition, much longer operating histories, more established customers and commercial partners, and significantly greater resources than we do, such as larger sales forces and marketing budgets, broader distribution networks and global presence and more mature intellectual property portfolios;
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

Our competitors vary in size and in the breadth and scope of the products and services they offer. Further, other established SaaS providers not currently focused on digital optimization may expand their services to compete with us. Many of our current and potential competitors have established marketing relationships, access to larger customer bases, pre-existing customer relationships, and major distribution agreements with consultants, system integrators, and resellers. Certain of our competitors have partnered with, or have acquired, and may in the future partner with or acquire, other competitors to offer services, leveraging their collective competitive positions, which makes, or would make, it more difficult to compete with them. For all of these reasons, we may not be able to compete successfully against our current and future competitors, which would harm our business. For more information about the competitive landscape in which we operate, see “Part I, Item 1. Business—Competition” in this Annual Report on Form 10-K.

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

We have experienced and expect to continue to experience rapid growth in our business, personnel and operations, which has placed, and may continue to place, significant demands on our management, operational and financial resources. We intend to continue to invest to expand our business, personnel and operations, which may cause our margins to decline, and any investments we make will occur in advance of experiencing the benefits from such investments, making it difficult to determine in a timely manner if we are efficiently allocating our resources. As usage of our Digital Optimization System grows, we will need to devote additional resources to improving our platform’s features and functionality, developing or acquiring new products, and maintaining infrastructure performance. Even if we are able to upgrade our systems and expand our personnel, any such expansion will be expensive and complex, requiring management’s time and attention. We could also face inefficiencies or operational failures as a result of our efforts to scale our infrastructure. Moreover, there are inherent risks associated with upgrading, improving, and expanding our information technology systems. We cannot be sure that the expansion and improvements to our infrastructure and systems will be fully or effectively implemented on a timely basis, if at all. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support, to serve our growing customer base, particularly as our customer demographics change over time. Managing these changes will require significant expenditures and allocation of valuable management resources. If we fail to successfully manage our anticipated growth and change, the quality of our products may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers. As we continue to grow, we may need to implement more complex organizational management structures or adapt our corporate culture and work environments to changing circumstances, which could have an adverse impact on our corporate culture. Any failure to preserve our culture could harm our business, including our ability to retain and recruit personnel, innovate and operate effectively, and execute on our business strategy.

The COVID-19 pandemic or similar outbreaks could have an adverse impact on our business and operations, and the markets and communities in which we, our partners and customers operate, and the impact of the pandemic is difficult to assess or predict.

The continued impact and ultimate duration of the COVID-19 pandemic (including the Delta and Omicron variants and any new strains or variants of the virus) on the global economy and our business are difficult to assess or predict. Actual and potential impacts include:

•
Our customer prospects and our existing customers may experience slowdowns in their businesses, which in turn may result in reduced demand for our Digital Optimization System, lengthening of sales cycles, loss of customers, and difficulties in collections.
•
Our employees are working from home significantly more frequently than they did historically prior to the COVID-19 pandemic, which may result in decreased employee productivity and morale with increased unwanted employee attrition.
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

As global economic conditions improve with the rollout of vaccines, business activity may not recover as quickly as anticipated. Conditions may vary between countries and regions and will be subject to the effectiveness and duration of government policies, vaccine administration rates, and other factors that may not be foreseeable. For example, on November 4, 2021, the U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”) issued an interim final rule requiring all employers with 100 or more employees to ensure that their employees are fully vaccinated or tested for COVID-19 on at least a weekly basis. While the U.S. Supreme Court stayed the OSHA rule in January 2022, we currently require employees in North America to be fully vaccinated to utilize our office space or attend in-person company events and have implemented other health and safety protocols. It is not possible to predict with any certainty the impact that our current policies and protocols could have on our company, our workforce, and our operations. In addition, we cannot predict what policies we may determine to, or be required to, implement in the future, or the effect thereof on our business, including whether the imposition of certain policies could cause us to lose, or experience difficulties hiring, qualified personnel. It is not possible at this time to predict the duration and extent of the impact that COVID-19 could have on worldwide economic activity and our business in particular. In addition, as stay-at-home orders and other quarantine and isolation measures are lifted, the amount of time that consumers spend interacting with digital products may normalize or decline, which could slow customer demand for our Digital Optimization System. Moreover, to the extent the COVID-19 pandemic materially adversely affects our business, financial condition, and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including, but not limited to, those related to our ability to expand within our existing customer base, acquire new customers, develop and expand our sales and marketing capabilities, and expand internationally.

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

Because data security is a critical competitive factor in our industry, we make numerous statements in our customer contracts, privacy policies, terms of service, and marketing materials, providing assurances about the security of our platform including detailed descriptions of security measures we employ. Should any of these statements be untrue or become untrue, even in circumstances beyond our reasonable control, we may face claims of misrepresentation or deceptiveness by the U.S. Federal Trade Commission (the “FTC”), state, federal and foreign regulators, and private litigants.

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

We have limited experience with respect to determining the optimal prices for our Digital Optimization System and, as a result, we have in the past needed, and expect in the future that we will need, to change our pricing model from time to time. As the market for our Digital Optimization System matures, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing models we have used historically. Pricing decisions may also impact the mix of adoption among our subscription plans and negatively impact our overall revenue. Although we occasionally upsell within contract terms based on customer needs, substantially all of our customer contracts have a subscription period of one year or longer, for which we primarily bill annually in advance with no obligation to renew. As a result, potential changes in our pricing policies, or our rate of customer expansion or retention, may not be fully reflected in our results of operations until future periods. Moreover, larger organizations may demand price concessions. As a result, in the future we may be required to reduce our prices, which could materially adversely affect our business, financial condition, and results of operations.

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

We have experienced rapid growth in our customer base since our inception. Although our growth strategy includes acquiring new customers across industries, company size, and stages of digital maturity, we believe there is continued significant opportunity to continue to penetrate the largest global organizations. Sales to larger organizations involve risks that may not be present or that are present to a lesser extent with sales to smaller organizations, such as longer sales cycles, more complex customer requirements, substantial upfront sales costs, and less predictability in completing some of our sales. For example, enterprise customers, which we define as customers with more than 1,000 employees, may require considerable time to evaluate and test our Digital Optimization System prior to making a purchase decision and placing an order. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our Digital Optimization System, the discretionary nature of purchasing and budget cycles, and the competitive nature of evaluation and purchasing approval processes. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, may vary significantly from customer to customer, with sales to enterprises typically taking longer to complete. During the year ended December 31, 2021, the average length of our sales cycle to enterprises was four to six months, as compared to one to two months to non-enterprise customers. In addition, larger organizations may demand more features and integration services. Sales to larger organizations also may increase the variability of our financial results. If we are unable to close one or more expected significant transactions with these customers in a particular period, or if an expected transaction is delayed until a subsequent period, our results of operations for that period, and for any future periods in which revenue from such transaction would otherwise have been recognized, may be adversely affected. If we fail to effectively manage these risks associated with sales cycles and sales to larger organizations, our business, financial condition, and results of operations may be materially adversely affected.

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

For the year ended December 31, 2021 and 2020, 36% of our revenue was generated outside the United States, respectively. A component of our growth strategy involves the further expansion of our operations and customer base internationally, which will require significant dedication of management attention and financial resources. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. Our sales organization outside the United States is substantially smaller than our sales organization in the United States, and to date, only a very small portion of our sales has been driven by resellers or other channel partners. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity and limited channel partners, we may be unable to effectively grow in international markets.

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
•
burdens of complying with laws and regulations related to privacy and data security, including the GDPR and similar laws and regulations in other jurisdictions; and
•
burdens of complying with laws and regulations related to taxation; and regulations, adverse tax burdens, and foreign exchange controls that could make it difficult to repatriate earnings and cash.

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

For the years ended December 31, 2021 and 2020, our research and development expenses were 29% and 25% of our revenue, respectively. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our business may be harmed. Moreover, research and development projects can be technically challenging and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling products and generate revenue, if any, from such investment. Additionally, anticipated customer demand for a product or service we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such product or service. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of products that are competitive in our current or future markets, it would materially adversely affect our business, financial condition, and results of operations.

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

Our Digital Optimization System is subject to U.S. export controls, including the U.S. Department of Commerce’s Export Administration Regulations and economic and trade sanctions regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control. These regulations may limit the export of our products and provision of our services outside of the United States, or may require export authorizations, including by license, a license exception, or other appropriate government authorizations, including annual or semi-annual reporting and the filing of an encryption registration. Export control and economic sanctions laws may also include prohibitions on the sale or supply of certain of our products to embargoed or sanctioned countries, regions, governments, persons, and entities. In addition, various countries regulate the importation of certain products, through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products. The exportation, reexportation, and importation of our products and the provision of services, including by our partners, must comply with these laws or else we may be adversely affected, through reputational harm, government investigations, penalties, and a denial or curtailment of our ability to export our products or provide services. Complying with export control and sanctions laws may be time consuming and may result in the delay or loss of sales opportunities. Although we have controls designed to prevent our services from being used in violation of such laws, we are aware of a limited number of past occasions in which persons from U.S. sanctioned countries or regions appear to have accessed our platform. We have taken measures designed to prevent such situations from reoccurring, but there can be no guarantee that such measures will be successful in every case. If we are found to be in violation of U.S. sanctions or export control laws, it could result in substantial fines and penalties for us and for individuals working for us. Changes in export or import laws, or corresponding sanctions, may delay the introduction and sale of our services in international markets, or, in some cases, prevent the export or import of our services to certain countries, regions, governments, persons, or entities altogether, which could materially adversely affect our business, financial condition, and results of operations.

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

We are subject to numerous federal, state, local, and foreign privacy and data protection laws, regulations, policies, and contractual obligations that apply to the collection, transmission, storage, processing, sharing, disclosure, security, and use of personal information or personal data, which among other things, impose certain requirements relating to the privacy and security of personal information and other data. Laws and regulations governing privacy and data protection, the use of the internet as a commercial medium, the use of data in artificial intelligence and machine learning, and data sovereignty requirements are rapidly evolving, extensive, complex, and include inconsistencies and uncertainties and may conflict with other rules or our practices. Further, new laws, rules and regulations could be enacted with which we are not familiar or with which our current practices do not comply.

We may incur significant expenses to comply with the laws, regulations and other obligations that apply to us. For example, the GDPR imposes stringent data protection requirements for processing the personal data of individuals within the European Economic Area (the “EEA”), including, for example, certain disclosure requirements, limitations on retention of personal data, mandatory data breach notification requirements, and additional obligations. Non-compliance with the GDPR can trigger fines of up to the greater of €20 million or 4% of our global annual turnover. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the E.U. and the United States remains uncertain. For example, in 2016, the E.U. and United States agreed to a transfer framework for data transferred from the E.U. to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union (“CJEU”). The CJEU also raised questions about whether the European Commission’s Standard Contractual Clauses (“SCCs”), one of the primary mechanisms used by companies to transfer personal data out of the EEA, complies with the GDPR. While the CJEU upheld the validity of the SCCs, the CJEU ruled that the underlying data transfers must be assessed on a case-by-case basis by the data controller to determine whether the personal data will be adequately protected. The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing SCC arrangements must be migrated to the revised clauses by December 27, 2022. Moreover, the new SCCs have not been approved for use under the United Kingdom GDPR (“UK GDPR”) and a new UK international data transfer agreement (“IDTA”) is likely to be approved in 2022. Once approved, the IDTA will be the UK equivalent of the E.U. SCCs and will replace the latter for transfers of personal data from the UK. As such, we will need to review existing transfers of personal data out of the EEA and the UK and put in place measures to implement the new SCCs and the IDTA, subject to the applicable transition periods. Accordingly, unless we put in place such measures by the end of the applicable transition periods, any transfers by us of personal data from Europe or the UK may not comply with European data protection laws and may increase our exposure to the GDPR’s or the UK GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions. Loss of our ability to transfer personal data from Europe or the UK may also require us to increase our data processing capabilities in those jurisdictions at significant expense.

Further, from January 1, 2021, companies have had to comply with both the GDPR and the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, imposing fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from E.U. member states to the United Kingdom without additional safeguards. However, the United Kingdom adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/extends that decision, and remains under review by the Commission during this period. In September 2021, the UK government launched a consultation on its proposals for wide-ranging reform of UK data protection laws following Brexit. There is a risk that any material changes which are made to the UK data protection regime could result in the European Commission reviewing the UK adequacy decision, and the UK losing its adequacy decision if the European Commission deems the UK to no longer provide adequate protection for personal data. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. These changes will lead to additional costs and increase our overall risk exposure.

In addition to the European Union and United Kingdom, a growing number of other global jurisdictions are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our platform, particularly as we expand our operations internationally. Some of these laws, such as the General Data Protection Law in Brazil, or the Act on the Protection of Personal Information in Japan, impose similar obligations as those under the GDPR. Others, such as those in Russia, India, and China, could potentially impose more stringent obligations, including data localization requirements. If we are unable to develop and offer features that meet legal requirements or help our customers meet their obligations under the laws or regulations relating to privacy, data protection, or information security, or if we violate or are perceived to violate any laws, regulations, or other obligations relating to privacy, data protection, or information security, we may experience reduced demand for our Digital Optimization System, harm to our reputation, and become subject to investigations, claims, and other remedies, which would expose us to significant fines, penalties, and other damages, all of which would harm our business. Further, given the breadth and depth of changes in global data protection obligations, compliance has caused us to expend significant resources, and such expenditures are likely to continue into the future as we continue our compliance efforts and respond to new interpretations and enforcement actions.

The data protection landscape is also rapidly growing and evolving in the United States. As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. For example, the CCPA became effective on January 1, 2020. The CCPA requires companies that process information on California residents to make certain disclosures to consumers about their data collection, use, and sharing practices, allows consumers to opt out of certain data sharing with third parties and exercise certain individual rights regarding their personal information, provides a new private right of action for data breaches, and provides for penalties for noncompliance. Additionally, the CPRA was recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the CPRA provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have been passed in Virginia and Colorado, and proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws may have potentially conflicting requirements that would make compliance challenging.

Furthermore, the FTC and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination, and security practices that appear to be unfair or deceptive. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. There are a number of legislative proposals in the United States, at both the federal and state level, and in the European Union and more globally, that could impose new obligations in areas such as e-commerce and other related legislation or liability for copyright infringement by third parties. We cannot yet determine the impact that these future laws, regulations, and standards may have on our business.

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

We conduct transactions, particularly intercompany transactions, in currencies other than the U.S. dollar. While we have primarily transacted with customers and vendors in U.S. dollars, we have transacted in foreign currencies for subscriptions to our Digital Optimization System, and we expect to significantly expand the number of transactions with customers for our Digital Optimization System that are denominated in foreign currencies. In addition, a portion of our operating expenses are incurred outside the United States, denominated in foreign currencies, and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound, Canadian Dollar, Singapore Dollar, and Japanese Yen. In addition, our international subsidiaries maintain net assets denominated in currencies other than the functional operating currencies of these entities. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our revenue and results of operations due to transactional and translational remeasurements. As a result of these foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. To the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our Class A common stock could be adversely affected.

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

We are subject to income taxes in the United States and various foreign jurisdictions. The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are many transactions where the ultimate tax determination is uncertain. We believe that our provision for income taxes is reasonable, but the ultimate tax outcome may differ from the amounts recorded in our consolidated financial statements and may materially affect our financial results in the period or periods in which such outcome is determined.

Our effective tax rate could increase due to several factors, including:

•
changes in the relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;
•
changes in tax laws, tax treaties, and regulations or the interpretation of them, including the Tax Cuts and Jobs Act (“TCJA”), the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), and proposed legislation;
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

U.S. generally accepted accounting principles (“U.S. GAAP”) are subject to interpretation by the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”), and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions already completed before the announcement of a change.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be materially adversely affected.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” within this Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve those related to revenue recognition, deferred commissions, valuation of our stock-based compensation awards, including the determination of fair value of our common stock, valuation of goodwill and intangible assets, accounting for income taxes, and useful lives of long-lived assets, among others. Our results of operations may be materially adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

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
•
changes in our projected operating and financial results or our failure to meet these projections;
•
failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or variance in our financial performance from expectations of securities analysts;
•
changes in the pricing of our Digital Optimization System;
•
changes in the anticipated future size or growth rate of our addressable markets;
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

As of the date of this Annual Report on Form 10-K, our directors, executive officers, and holders of more than 5% of our capital stock and their affiliates collectively beneficially own, in the aggregate, shares representing a substantial majority of the voting power of our outstanding Class A and Class B common stock. These stockholders currently have, and likely will continue to have, considerable influence with respect to the election of our board of directors and approval or disapproval of all significant corporate actions. The concentrated voting power of these stockholders could have the effect of delaying or preventing a significant corporate transaction, such as a merger or other sale of our company or our assets. This concentration of ownership limits the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could be adverse to the interests of other stockholders.

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

Our Class B common stock has five votes per share, whereas our Class A common stock, which is listed on the Nasdaq Capital Market, has one vote per share. Because of the five-to-one voting ratio between our Class B common stock and our Class A common stock, the holders of our Class B common stock are able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock, until the date that is six months following the date on which no founder is an employee or director of our company (unless a founder has rejoined our company during such six-month period), when all outstanding shares of Class A common stock and Class B common stock will convert automatically into shares of a single class of common stock. This concentration of ownership limits the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our Class A common stock.

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

We cannot predict whether our dual class structure, combined with the concentrated control of our stockholders who held our capital stock prior to the listing of our Class A common stock on the Nasdaq Capital Market, including our executive officers, employees, and directors and their affiliates, will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple class share structures in certain of their indices. In July 2017, FTSE Russell and Standard & Poor’s announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Under the announced policies, our dual class capital structure would make us ineligible for inclusion in any of these indices. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

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

Moreover, assuming the availability of certain public information about us, (i) non-affiliates who have beneficially owned our common stock for at least six months may rely on Rule 144 to sell their shares of common stock, and (ii) our directors, executive officers, and other affiliates who have beneficially owned our common stock for at least six months will be entitled to sell their shares of our Class A common stock subject to volume and other limitations under Rule 144 and various vesting agreements.

In addition, we filed a registration statement to register all shares subject to options and RSUs outstanding or reserved for future issuance under our equity compensation plans. As of December 31, 2021, we had 21,214,155 options outstanding that, if fully exercised, would result in the issuance of shares of Class A common stock, as well as 1,716,614 shares of Class A common stock subject to RSU awards.

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

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors, and consultants under our equity incentive plans and issue shares of our Class A common stock under our employee stock purchase plan. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Class A common stock to decline.

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

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our Class A common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.

We will remain an emerging growth company until the earliest of: (1) December 31, 2026; (2) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (4) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates.

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

In order to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel in the San Francisco Bay Area, where our headquarters is located, and in other locations where we engage in recruiting, is intense, especially for engineers experienced in designing and developing software and for experienced sales professionals. We have, from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. The cost of living is high in the San Francisco Bay Area, which may make it harder for us to attract and retain highly skilled employees. Many of the companies with which we compete for experienced personnel may have greater resources than we have. As our company grows and evolves, we may need to implement more complex organizational management structures or adapt our corporate culture and work environments. These changes could have an adverse impact on our corporate culture, which could harm our ability to retain and recruit personnel. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and growth prospects could be materially adversely affected.

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

We incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company, which we expect to further increase after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, Nasdaq rules, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal executive office is located in San Francisco and consists of approximately 57,530 square feet of space under a sublease that expires on September 30, 2025. We also lease four additional offices in Amsterdam, Paris, Singapore, and London. We lease all of our facilities and do not own any real property. We intend to procure additional space in the future as we continue to add employees and expand geographically. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

Item 3. Legal Proceedings.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition or cash flows. We have received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves, our partners and our customers by determining the scope, enforceability and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price of Our Common Stock

Our Class A common stock has been traded on The Nasdaq Capital Market under the symbol "AMPL" since September 28, 2021. Prior to that date, there was no public trading market for our Class A common stock. Our Class B common stock is neither listed nor publicly traded.

Holders of our Common Stock

As of February 9, 2022, there were 30 holders of record of our Class A common stock and 48 holders of our Class B common stock. The actual number of stockholders is greater than the number of holders of record and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We do not expect to declare or pay any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.

The following graph compares (i) the cumulative total stockholder return on our Class A common stock from September 28, 2021 (the date our Class A common stock commenced trading on the Nasdaq Capital Market) through December 31, 2021 with (ii) the cumulative total return of the Nasdaq Composite Index and the Nasdaq Emerging Cloud Index over the same period, assuming the investment of $100 in our Class A common stock and in both of the other indices on September 28, 2021 and the reinvestment of dividends. The graph uses the beginning market price on September 28, 2021 of $50 per share as the initial value of our Class A common stock. As discussed above, we have never declared or paid a cash dividend on our Class A common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

Stock Performance Graph
110
105
100
95
90
9/28/2021
9/30/2021
12/31/2021
Amplitude, Inc. Class A common stock
Nasdaq Composite Index
Nasdaq Emerging Cloud Index

Recent Sales of Unregistered Equity Securities

Set forth below is information regarding all securities issued by the Registrant without registration under the Securities Act during the period covered by this Annual Report on Form 10-K.

Equity Plan-Related Issuances

From January 1, 2021 to September 21, 2021 (the date of filing of our registration statement on Form S-8), we issued and sold to certain of our directors, officers, employees, consultants, and other service providers an aggregate of 5,752,730 shares of common stock upon the exercise of options under our Amended and Restated 2014 Stock Option and Grant Plan (the "2014 Plan"), for a weighted average exercise price of $2.19 per share and an aggregate purchase price of $12.6 million.

From January 1, 2021 to December 31, 2021, we issued and sold to an accredited investor an aggregate of 36,062 shares of Class B common stock upon the exercise of options granted outside our 2014 Plan, at a weighted average exercise price of $0.30 per share and an aggregate purchase price of $0.01 million.

From January 1, 2021 to September 21, 2021 (the date of filing of our registration statement on Form S-8), we granted to our directors, officers, employees, consultants, and other service providers options to purchase an aggregate of 4,661,590 shares of our common stock under our 2014 Plan, at a weighted average exercise price of $8.61 per share.

From January 1, 2021 to September 21, 2021 (the date of filing of our registration statement on Form S-8), we granted to our directors, officers, employees, consultants, and other service providers RSUs representing an aggregate of 1,259,238 shares of our common stock under our 2014 Plan.

From January 1, 2021 to September 21, 2021 (the date of filing of our registration statement on Form S-8), we granted to our directors, officers, employees, consultants, and other service providers an aggregate of 46,875 shares of restricted common stock under our 2014 Plan.

Warrant-Related Issuances

In September 2021, we issued an aggregate of 6,822 shares of Class B common stock to an accredited investor upon the net exercise of warrants at a weighted average exercise price of $1.39 per share and an aggregate purchase price of $0.01 million.

Sale of Redeemable Convertible Preferred Stock

In six closings between May 2021 and August 2021, we issued and sold an aggregate of 6,246,111 shares of our Series F redeemable convertible preferred stock at a purchase price of $32.0199 per share to 22 accredited investors, for an aggregate purchase price of $200.0 million.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information relating to the repurchases of our common stock made by us in the three months ended December 31, 2021.

Period	Total number of shares purchased[1]	Average Price Paid per Share
October 1 - October 31, 2021	—	$—
November 1 - November 30, 2021	—	$—
December 1 - December 31, 2021	914	$2.26
Total	914	$2.26

[1]Represents shares of unvested Class A common stock that were repurchased by us from former employees upon termination of employment in accordance with the terms of the employees’ stock option agreements. We purchased the shares from the former employees at the respective original exercise prices.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part I, Item 1A in this Annual Report on Form 10-K. Our fiscal year ends December 31.

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

At the core of our Digital Optimization System is our Behavioral Graph, a proprietary, purpose-built behavioral database that is the largest of its kind. Our Behavioral Graph instantly finds patterns, makes recommendations, and connects customer actions along their journeys to outcomes that drive engagement, growth, and loyalty. We have architected our Behavioral Graph to power numerous products linking data to insight to action, beginning first with our product analytics solution. G2 ranked Amplitude as the #3 best software product overall and #5 best enterprise product in their 2022 Best Software Awards. The G2 Winter 2022 Report also ranked Amplitude as the #1 product analytics solution for the sixth quarter in a row, #1 in mobile analytics, and #3 in digital analytics. We have since expanded our Digital Optimization System to include products that enable cross-functional teams to personalize the digital product experiences of their customers, including our Recommend and Experiment offerings, which were both released in 2021.

We have experienced significant growth in recent years driven by the rapid adoption of our Digital Optimization System by our global, diversified base of 1,597 paying customers as of December 31, 2021. Our customers span across industries and sizes, from the leading digital innovators to those looking to transform and adapt their business in the new digital age. For the years ended December 31, 2021 and 2020, our revenue was $167.3 million and $102.5 million, respectively, representing year-over-year growth of 63%. For the years ended December 31, 2021 and 2020, our net loss was $75.0 million and $24.6 million, respectively. For the years ended December 31, 2021 and 2020, our net cash used in operating activities was $31.7 million and $10.4 million, respectively, and our free cash flow was $(34.9) million and $(12.6) million, respectively.

Our Business Model

We generate revenue primarily through selling subscriptions to our platform. For the year ended December 31, 2021, subscription revenue comprised 97% of our total revenue. Our customers typically look to use our platform for an initial business use case they have identified, such as analytics on a digital product. As our customers experience the value of our platform in helping to drive business outcomes in that initial use case, they frequently expand that initial use case, expand into new use cases, and expand into additional products. Examples of ways customers expand the use of our platform include the following:

•
Customers expand an initial use case by tracking additional events on a digital product to gain greater insight into customer journeys or add additional functionality (e.g. predictive analytics, behavioral reports) to meet the needs of teams across the organization;

•
Customers expand into new use cases by using our platform for additional digital products in their digital product portfolio and empowering additional teams (e.g. product, marketing, engineering, analytics) responsible for those digital product; and

•
Customers expand by layering on additional offerings, such as our Recommend and Experiment products, on our core Analytics offering to power new capabilities to drive business outcomes.

Our pricing model is based on both the platform functionality required by our customers as well as committed event volume. An event could be any action that a user takes in a digital product, such as ‘Create account’, ‘Add to cart’, or ‘Share photo’. Events can also be actions that occur in a product without user action, such as ‘Verification completed’. Customers have the flexibility to choose the events sent to our platform and can also attach custom properties to an event to enable greater insight on the digital product end user.

We have been effective in helping our customers to gauge the proper event volume to contract to ensure that they maximize their investment in our platform. In situations where customers exceed their committed event volume in a given period, they incur overage charges that we have the contractual right to bill at our discretion. Depending on the circumstances, we often use this as an opportunity to renegotiate a customer contract to ensure they have the right contracted event volume to meet their business objectives. Historically, overage charges have not made up a significant portion of our revenue. In many cases, customers will proactively expand their contract within the contract term, generally increasing event volume and platform capabilities to expand existing or address new use cases. Substantially all of our customer contracts have a subscription period of one year or longer. In 2021, we billed a majority of these contracts annually in advance with the remainder billed quarterly, semi-annually, or monthly.

We offer a variety of plans that are right-sized to match the depth and breadth of our customers’ needs and complexity. Our Starter plan is a free-tier, self-service option that allows prospects to easily sign up and begin to leverage the power of the platform in rapid fashion. This plan includes core product analytics with the ability to track up to 10 million events per month. Users of this plan get access to unlimited user seats and are encouraged to add additional team members across functions to proliferate the use of our platform within their organization.

If a prospect outgrows the usage limits in the Starter plan or requires additional features such as predictive analytics, behavioral reports, or additional event volume, we offer a Growth plan that requires conversion to a paid subscription contract. Growth plan users also get access to dedicated customer support to further maximize the value from the platform. Customers that require the complete analytics tool kit to handle more scale and larger, sophisticated use cases can purchase our Enterprise plan. The Enterprise plan includes everything in the Growth plan as well as additional robust features such as advanced data governance, custom user permissions and roles, automated insights, and more. At any point, a customer that needs additional capabilities can purchase add-on functionality or products, including Recommend and Experiment, which are natively integrated with Amplitude Analytics.

Our land-and-expand business model is powered by the ease of use, rapid time to value, and broad applicability of our platform to provide actionable insights in real time to numerous teams across an organization. This model has enabled us, in many cases, to significantly expand the reach of our platform within organizations.

As of December 31, 2021, we had 385 customers that each represented greater than $100,000 in ARR and 29 customers that each represented greater than $1 million in ARR, demonstrating the mission critical nature of our platform to help customers succeed in the new digital age. In comparison, we had 262 customers that each represented greater than $100,000 in ARR and 15 customers that each represented greater than $1 million in ARR for the years ended December 31, 2020. Customers that each represented greater than $100,000 in ARR accounted for approximately 73% and 72% of our total ARR as of December 31, 2021 and 2020, respectively. We define ARR as the annual recurring revenue of subscription agreements at a point in time based on the terms of customers’ contracts. ARR should be viewed independently of revenue, and does not represent our U.S. GAAP revenue on an annualized basis, as it is an operating metric that can be impacted by contract start and end dates and renewal rates. ARR is not intended to be a replacement for or forecast of revenue. No single customer accounted for more than 4% of our revenue in the years ended December 31, 2021 and 2020.

Our ability to expand within our customer base is also demonstrated by our strong dollar-based net retention rate. As of December 31, 2021 and 2020, our dollar-based net retention rate across paying customers was 123% and 119%, respectively.

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

As of December 31, 2021 and 2020, we had 1,597 and 1,039 paying customers, respectively, representing an increase of 54% year-over-year. As of December 31, 2021 and 2020, 26 and 25 of the Fortune 100 were paying customers, respectively, which demonstrates both our traction to date as well as our significant opportunity to continue to penetrate into the largest global organizations. Our relationship with some of the world’s most beloved product-led companies has resulted in increased brand credibility and access to many attractive growth opportunities.

We have been successful at efficiently growing our customer spend over time as evidenced by our dollar-based net retention rates. As of December 31, 2021 and 2020, our dollar-based net retention rate was 123% and 119%, respectively, for paying customers. We continue to increase the number of customers who have entered and grown into larger subscriptions with us. As of December 31, 2021 and 2020, we had 385 and 262 customers, respectively, that each represented greater than $100,000 in ARR, representing a 47% increase year-over-year. Additionally, we had 29 and 15 customers, respectively, that each represented greater than $1 million in ARR, up 93% year-over-year. The number of customers representing greater than $100,000 and $1 million in ARR demonstrates the strategic importance of our platform and our ability to both initially land significant accounts and grow them over time.

Investments in Platform

We believe that our customers will demand additional features and capabilities beyond our current platform offerings to assist them in optimizing their digital products. We have a history of, and will continue to invest significantly in, developing and delivering innovative products, features, and functionality targeted at our core customer base. For example, in 2021, we announced the launch of our Recommend and Experiment products, and we are encouraged by the early adoption of these products by our customers. Furthermore, we may choose to add new products and offerings or enhance our platform capabilities through acquisitions. In 2020, we acquired ClearBrain to bolster our predictive analytics capabilities, and in 2021, we acquired Iteratively, a software company that bolsters our ability to empower developers to more quickly, easily, and accurately instrument data into our platform. Going forward, we may pursue both strategic partnerships and acquisitions that we believe will be complementary to our business, accelerate customer acquisition, increase usage of our platform, and/or expand our product offerings in our core markets.

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

Finally, we see opportunities to expand offices and headcount internationally to better service targeted international markets where we believe we have significant opportunity to accelerate existing traction and success. For the years ended December 31, 2021 and 2020, 36% of our revenue was generated outside the United States.

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

	As of December 31,
	2021	2020	YoY Growth
Paying Customers	1,597	1,039	54%
Dollar-Based Net Retention Rate	123%	119%	N/A

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

For purposes of customer count, a customer is defined as an entity that has a unique Dunn & Bradstreet Global Ultimate (“GULT”) Data Universal Numbering System (“DUNS”) number and an active subscription contract as of the measurement date. The DUNS number is a global standard for business identification and tracking. We make exceptions for holding companies, government entities, and other organizations for which the GULT, in our judgment, does not accurately represent our customer or the DUNS does not exist.

Dollar-Based Net Retention Rate

We calculate our dollar-based net retention rate to measure our ability to retain and expand ARR from our customers and believe it is an indicator of the value our platform delivers to customers and our future business opportunities. Our dollar-based net retention rate compares our ARR from the same set of customers across comparable periods and reflects customer renewals, expansion, contraction, and attrition.

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

Although we believe the COVID-19 pandemic has largely resulted in favorable trends for our business to date, we have experienced business disruptions, particularly at our San Francisco headquarters due to restrictions on gatherings and our ability to travel to customers. Moreover, our existing and prospective customers have experienced and may continue to experience slowdowns in their businesses, including due to ongoing worldwide supply chain disruptions, which in turn has and may result in reduced demand for our platform, lengthening of sales cycles, loss of customers, and difficulties in collections. In addition, the COVID-19 pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which could limit our or our customers' ability to access capital on favorable terms or at all. The ongoing impact of the pandemic on our future business, financial condition, and results of operations depends on the pandemic’s duration and severity, which are difficult to assess or predict. See “Risk Factors” included under Part I, Item 1A of this Annual Report on Form 10-K for further discussion of the impact of the COVID-19 pandemic on our business.

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

The following Non-GAAP Financial Measures and related Non-GAAP reconciliations are for the year ended December 31, 2021, compared to the same period in 2020, unless otherwise stated. Non-GAAP Financial Measures and related Non-GAAP reconciliations for the year ended December 31, 2020 compared to the year ended December 31, 2019 may be found in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our final prospectus related to the direct listing of our Class A common stock on the Nasdaq Capital Market, filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on September 28, 2021.

	Year Ended December 31,
	2021	2020
Gross Profit	$115,497	$71,981
Non-GAAP Gross Profit	$119,100	$72,798

Gross Margin	69%	70%
Non-GAAP Gross Margin	71%	71%

Loss from Operations	$(74,149)	$(24,003)
Non-GAAP Loss from Operations	$(14,640)	$(6,610)

Loss from Operations Margin	(44)%	(23)%
Non-GAAP Loss from Operations Margin	(9)%	(6)%

Net Cash Used in Operating Activities	$(31,713)	$(10,392)
Free Cash Flow	$(34,935)	$(12,600)

Net Cash Used in Operating Activities Margin	(19)%	(10)%
Free Cash Flow Margin	(21)%	(12)%

Non-GAAP Gross Margin and Non-GAAP Operating Margin

We define non-GAAP gross profit and non-GAAP gross margin as U.S. GAAP gross profit and U.S. GAAP gross margin, respectively, excluding stock-based compensation expense and related employer payroll taxes, amortization of acquired intangible assets, and non-recurring costs, which currently consist exclusively of costs related to the listing of our Class A common stock on the Nasdaq Capital Market (the "Direct Listing").

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

Free Cash Flow and Free Cash Flow Margin

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

The following tables reconcile the most directly comparable U.S. GAAP financial measure to each of these non-GAAP financial measures.

Non-GAAP Gross Profit and Gross Margin

	Year Ended December 31,
	2021	2020
Gross profit	$115,497	$71,981
Add:
Stock-based compensation expense(1)	$1,952	$590
Acquired intangible assets amortization	$1,651	$227
Non-GAAP Gross Profit	$119,100	$72,798
Non-GAAP Gross Margin	71%	71%

(1)
Stock-based compensation expense-related charges include employer payroll tax-related expenses on employee stock transactions.

Non-GAAP Loss From Operations and Loss From Operations Margin

	Year Ended December 31,
	2021	2020
Loss from operations	$(74,149)	$(24,003)
Add:
Stock-based compensation expense(1)	$39,667	$16,648
Acquired intangible assets amortization	$1,651	$745
Direct listing expenses	$18,191	$—
Non-GAAP Loss from Operations	$(14,640)	$(6,610)
Non-GAAP Loss from Operations Margin	(9)%	(6)%

(1)
Stock-based compensation expense-related charges include employer payroll tax-related expenses on employee stock transactions.

Free Cash Flow and Free Cash Flow Margin

	Year Ended December 31,
	2021	2020
Net cash used in investing activities	$(1,498)	$(5,908)
Net cash provided by financing activities	$222,643	$54,245
Net cash used in operating activities	$(31,713)	$(10,392)
Less:
Purchase of property and equipment	$(1,529)	$(984)
Capitalization of internal-use software costs	$(1,693)	$(1,224)
Free Cash Flow	$(34,935)	$(12,600)
Free Cash Flow Margin	(21)%	(12)%

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

Cost of Revenue

Cost of revenue consists primarily of the cost of providing our platform to our customers and consists of third-party hosting fees, personnel-related expenses for our operations and support personnel, allocated overhead costs for overhead used in cost of revenue activities, and amortization of our capitalized internal-use software and acquired developed software. As we acquire new customers and existing customers increase their use of our platform, we expect that our cost of revenue will continue to increase in dollar amount.

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

Research and Development

Research and development expenses consist primarily of personnel-related expenses. These expenses also include product design costs prior to the application development stage, third-party services and consulting expenses, software subscriptions, and allocated overhead costs for overhead used in research and development activities. A substantial portion of our research and development efforts are focused on enhancing our software, including researching ways to add new features and functionality to our platform. We anticipate continuing to invest in innovation and technology development, and as a result, we expect research and development expenses to continue to increase in dollar amount but to decrease as a percentage of revenue over the longer term, although the percentage may fluctuate from quarter to quarter depending on the extent and timing of product development initiatives. In the short term, we expect research and development costs to increase as a percentage of revenue as we invest in product innovation. In addition, we incurred additional research and development expenses during fiscal 2021, when we completed our Direct Listing, as a result of the stock-based compensation expenses associated with our RSUs. We anticipate that we will incur additional stock-based compensation expense in future periods due to the increase in the fair value of our common stock in connection with our Direct Listing.

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

We continue to make investments in our sales and marketing organization, and we expect sales and marketing expenses to remain our largest operating expense in dollar amount. We expect our sales and marketing expenses to continue to increase in dollar amount but to decrease as a percentage of revenue over the longer term, although the percentage may fluctuate from quarter to quarter depending on the extent and timing of our marketing initiatives. In the short term, we expect sales and marketing costs to increase as a percentage of revenue as we invest in product sales growth, including investments to increase our brand awareness and build out sales capacity. In addition, we incurred additional sales and marketing expenses during fiscal 2021, when we completed our Direct Listing, as a result of stock-based compensation expense associated with our RSUs. We anticipate that we will incur additional stock-based compensation expense in future periods due to the increase in the fair value of our common stock in connection with our Direct Listing.

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

In connection with our Direct Listing, which we completed in fiscal 2021, we incurred significant fees related to financial advisory, audit, and legal services. Also, in connection with our Direct Listing, we incurred general and administrative expenses during fiscal 2021, as a result of stock-based compensation expense associated with our RSUs. We anticipate that we will incur additional stock-based compensation expense in future periods due to the increase in the fair value of our common stock following our Direct Listing. We have also incurred additional expenses in connection with operating as a public company, including professional fees and other expenses. We expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on the Nasdaq Capital Market LLC, and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC. In addition, as a public company, we incur additional costs associated with accounting, compliance, insurance, and investor relations. As a result, we expect our general and administrative expenses to continue to increase in dollar amount for the foreseeable future but to generally decrease as a percentage of our revenue over the longer term, although the percentage may fluctuate from period to period depending on the timing and amount of our general and administrative expenses, including in the short term as we expect to incur increased compliance and professional service costs.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income on our cash holdings offset by foreign currency transaction gains and losses.

Provision for Income Taxes

Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business. To date, we have not recorded any U.S. federal income tax expense, and our state and foreign income tax expenses have not been material. We have recorded deferred tax assets for U.S. federal income taxes for which we provide a full valuation allowance. These deferred tax assets primarily include net operating loss carryforwards of $415.8 million and tax credit carryforwards of $5.4 million, net of reserves as of December 31, 2021, which begin expiring in 2032 and 2033, respectively. We expect to maintain this full valuation allowance in U.S. jurisdictions for the foreseeable future as it is not more likely than not the deferred tax assets will be realized based on our history of losses.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

The following discussion and analysis are for the year ended December 31, 2021, compared to the same period in 2020, unless otherwise stated. Discussion and analysis for the year ended December 31, 2020 compared to the year ended December 31, 2019 may be found in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our final prospectus related to the direct listing of our Class A common stock on the Nasdaq Capital Market, filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on September 28, 2021.

	Year Ended December 31,
	2021	2020

	(in thousands)
Revenue	$167,261	$102,464
Cost of revenue(1)	51,764	30,483
Gross profit	115,497	71,981
Operating expenses:
Research and development(1)	48,251	26,098
Sales and marketing(1)	86,025	51,819
General and administrative(1)	55,370	18,067
Total operating expenses	189,646	95,984
Loss from operations	(74,149)	(24,003)
Other income (expense), net	195	269
Loss before provision for income taxes	(73,954)	(23,734)
Provision for income taxes	1,029	833
Net loss	$(74,983)	$(24,567)

(1)
Amounts include stock-based compensation expense as follows:

	Year Ended December 31,
	2021	2020

	(in thousands)
Cost of revenue	$1,951	$590
Research and development	13,613	5,582
Sales and marketing	7,871	6,512
General and administrative	10,959	3,869
Total stock-based compensation expense	$34,394	$16,553

Stock-based compensation expense for the years ended December 31, 2021 and 2020 includes $1.1 million and $11.1 million, respectively, of compensation expense related to common stock sales by select executives, which sales were made above fair value and were facilitated by us. For more information, refer to Note 5 of our consolidated financial statements.

The following table sets forth the components of our consolidated statements of operations data, for each of the periods presented, as a percentage of revenue.

	Year Ended December 31,
	2021	2020

Revenue	100%	100%
Cost of revenue	31%	30%
Gross margin	69%	70%
Operating expenses:
Research and development	29%	25%
Sales and marketing	51%	51%
General and administrative	33%	18%
Total operating expenses	113%	94%
Loss from operations	(44)%	(23)%
Other income (expense), net	*	*
Loss before provision for income taxes	(44)%	(23)%
Provision for income taxes	1%	1%
Net loss	(45)%	(24)%

* less than 1%

Note: Certain figures may not sum due to rounding

Comparison of Fiscal Years Ended December 31, 2021 and 2020

Revenue

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Revenue	$167,261	$102,464	$64,797	63%

Revenue increased $64.8 million, or 63%, in fiscal 2021 compared to fiscal 2020. The increase in revenue was primarily due to growth of our paying customer base of 54% and revenue generated from our existing paying customers as reflected by our dollar-based net retention of 123% as of December 31, 2021 compared to 119% as of December 31, 2020.

Cost of Revenue and Gross Margin

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$51,764	$30,483	$21,281	70%
Gross margin	69%	70%	N/A	N/A

Cost of revenue increased $21.2 million, or 70%, in fiscal 2021 compared to fiscal 2020. The increase was primarily due to an increase of $12.4 million in third-party hosting costs as we increased capacity to support paying customer usage and growth of our paying customer base and $6.9 million in personnel and related expenses directly associated with an increase in headcount, including an increase in allocated overhead costs. Additionally, cost of revenue increased by $1.9 million due to the amortization of acquired intangibles assets related to our business combinations and amortization of internal-use software costs.

Operating Expenses

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Research and development	$48,251	$26,098	$22,153	85%
Sales and marketing	86,025	51,819	34,206	66%
General and administrative	55,370	18,067	37,303	206%
Total operating expenses	$189,646	$95,984	$93,662	98%

Research and Development

Research and development expenses increased $22.2 million, or 85%, in fiscal 2021 compared to fiscal 2020. The increase was primarily due to an increase of $10.9 million in stock-based compensation expense and related payroll taxes as a result of increased headcount, increased value of stock-based awards, and additional expense due to the satisfaction of the performance-based vesting condition of certain equity awards upon the Direct Listing. This increase also was attributable to an increase of $10.0 million in personnel and related expenses directly associated with an increase in headcount, including an increase in allocated overhead costs.

Sales and Marketing

Sales and marketing expenses increased $34.2 million, or 66%, in fiscal 2021 compared to fiscal 2020. The increase was primarily due to an increase of $23.7 million in personnel and related expenses directly associated with an increase in headcount, including an increase in allocated overhead costs. This increase was also attributable to an increase of $6.8 million related to expenses to support our marketing, lead generation and advertising programs. The increase was also due to a $3.7 million increase in stock-based compensation expense and related payroll taxes as a result of increased headcount, increased value of stock-based awards, and additional expense due to the satisfaction of the performance-based vesting condition of certain equity awards upon the Direct Listing, offset by less expenses from secondary sales of common stock by sales and marketing personnel in fiscal 2021 compared to fiscal 2020.

General and Administrative

General and administrative expenses increased $37.3 million, or 206%, in fiscal 2021 compared to fiscal 2020. The increase was primarily due to an increase of $22.4 million in fees for professional services incurred in connection with our Direct Listing and in preparation for operating as a public company. The increase was also attributable to a $7.7 million increase in stock-based compensation expense and related payroll taxes as a result of increased headcount, increased value of stock-based awards, and additional expense due to the satisfaction of the performance-based vesting condition of certain equity awards upon the Direct Listing. This increase also was attributable to an increase of $5.8 million in personnel and related expenses directly associated with an increase in headcount, including an increase in allocated overhead costs, and $1.2 million in increased insurance fees, mainly attributable to directors' and officers' liability insurance necessary for operating as a public company.

Other Income (Expense), net

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Other income (expense), net	$195	$269	$(74)	(28%)

Other income (expense), net decreased $0.1 million, or 28%, in fiscal 2021 compared to fiscal 2020. The decrease is related to a $0.1 million decrease in income resulting from fluctuations in foreign exchange rates due to increased operations in foreign jurisdictions in fiscal 2021 compared to fiscal 2020.

Provision for Income Taxes

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Provision for income taxes	$1,029	$833	$196	24%

Provision for income taxes increased $0.2 million, or 24%, in fiscal 2021 compared to fiscal 2020 mainly due to increased foreign taxes resulting from increased foreign income.

Liquidity and Capital Resources

Since inception, we have financed operations primarily through the net proceeds we have received from the sales of our preferred stock and common stock as well as cash generated from the sale of subscriptions to our platform. We have generated losses from our operations as reflected in our accumulated deficit of $179.8 million as of December 31, 2021 and negative cash flows from operating activities for fiscal 2021 and fiscal 2020. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support our platform, including growth in our customer base and customer usage, increased research and development expenses to support the growth of our business and related infrastructure, and increased general and administrative expenses to support being a public company.

As of December 31, 2021, our principal sources of liquidity were cash and cash equivalents of $307.4 million and restricted cash of $0.9 million. Additionally, a substantial source of our cash provided by operating activities is our deferred revenue, which is included on our consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the term of the subscription agreement. As of December 31, 2021, we had $69.3 million of deferred revenue, all of which was recorded as a current liability. This deferred revenue will be recognized as revenue when or as the related performance obligations are met.

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

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Year Ended December 31,
	2021	2020

	(in thousands)
Net cash used in operating activities	$(31,713)	$(10,392)
Net cash used in investing activities	$(1,498)	$(5,908)
Net cash provided by financing activities	$222,643	$54,245

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

Net cash used in operating activities of $31.7 million for fiscal 2021 reflects our net loss of $75.0 million, adjusted by non-cash items such as stock-based compensation expense of $34.4 million and depreciation and amortization of $3.1 million as well as net cash provided by changes in our operating assets and liabilities of $6.2 million. The net cash provided by changes in our operating assets and liabilities primarily consisted of a $28.5 million increase in deferred revenue, resulting from increased billings for subscriptions, and a $4.5 million increase in accrued expenses and accounts payable, resulting primarily from increases in accrued professional services, marketing, accrued payroll, and benefits due to an increase in the size of our operations. These increases were partially offset by a $16.7 million increase in prepaid expenses and other current and noncurrent assets related to an increase in prepayments made in advance for future services, an increase in deferred commissions of $9.2 million, and a $3.0 million increase in accounts receivable due to higher customer billings.

Net cash used in operating activities of $10.4 million for fiscal 2020 reflects our net loss of $24.6 million, adjusted by non-cash items such as stock-based compensation expense of $16.6 million and depreciation and amortization of $1.7 million as well as net cash used from changes in our operating assets and liabilities of $4.3 million. The net cash used from changes in operating assets and liabilities primarily consisted of a $7.2 million increase in prepaid expenses and other current and noncurrent assets related to an increase in prepayments made in advance for future services, an increase in deferred commissions of $7.2 million, and a $5.6 million increase in accounts receivable due to higher customer billings. These decreases were partially offset by an $11.0 million increase in deferred revenue, resulting from increased billings for subscriptions, and a $4.1 million increase in accrued expenses and accounts payable, resulting primarily from increases in accrued professional services, marketing, accrued payroll, and benefits due to an increase in the size of our operations.

Investing Activities

Net cash used in investing activities of $1.5 million for fiscal 2021 consisted of $1.7 million in capitalized internal-use software development costs and $1.5 million in purchases of property and equipment. These decreases were partially offset by $1.7 million in net cash acquired upon the acquisition of a privately-held company.

Net cash used in investing activities of $5.9 million for fiscal 2020 consisted of $3.7 million in cash paid for an acquisition, $1.2 million of capitalized internal-use software development costs, and $1.0 million in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities of $222.6 million for fiscal 2021 primarily consisted of $199.8 million in net proceeds from the sale and issuance of Series F preferred stock, $21.8 million in proceeds from the exercise of stock options, and $1.1 million of net cash provided through sales of common stock to cover tax-related amounts that had not yet been remitted to the respective taxing jurisdictions. It is expected that this $1.1 million net cash received will be paid in subsequent periods and will be recorded as a financing cash outflow at such time.

Net cash provided by financing activities of $54.2 million for fiscal 2020 primarily consisted of $49.6 million in net proceeds from the sale and issuance of Series E preferred stock, $0.2 million in net proceeds from the sale and issuance of Series D preferred stock, and $4.4 million in proceeds from the exercise of stock options.

Remaining Performance Obligations

Remaining performance obligations (“RPO”) as of December 31, 2021 and 2020, including the expected timing of recognition is as follows:

	As of December 31,
	2021	2020	% Change
Less than or equal to 12 months	$137,266	$85,706	60%
Greater than 12 months	32,868	9,931	231%
Total remaining performance obligations	$170,134	$95,637	78%

Our RPO represents the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancellable contracted amounts that will be invoiced and recognized as revenue in future periods. RPO excludes performance obligations from overages. RPO is influenced by a number of factors, including the timing of renewals, the timing of purchases, average contract terms, and seasonality. Due to these factors, it is important to review RPO in conjunction with product revenue and other financial metrics disclosed elsewhere in this Annual Report on Form 10-K.

Contractual Obligations and Commitments

As of December 31, 2021, the contractual commitment amounts in the table below are associated with agreements that are enforceable and legally binding. Purchase orders issued in the ordinary course of business are not included in the table below, as our purchase orders represent authorizations to purchase rather than binding agreements.

	Total	2022	2023 - 2024	2025 - 2026	After 2026
	(in thousands)
Operating lease and real estate-related commitments(1)	$14,308	$2,767	$7,871	$3,670	$—
Purchase commitments(2)	252,522	39,026	106,663	106,833	—
Total contractual obligations	$266,830	$41,793	$114,534	$110,503	$—

(1)
Consists of future real estate-related non-cancellable minimum rental payments under operating leases and real estate commitments with substitution rights.
(2)
Included in this commitment is a hosting arrangement with AWS. We entered into the 60-month contract in August 2021. The contract may be terminated by either party if the other party is in material breach of the contract and such breach remains uncured for 30 days. Pursuant to the terms of the contract, we are required to spend a minimum of $267 million over the five-year term of the contract. As of December 31, 2021, we had $250 million remaining on this commitment.

Indemnification Agreements

In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. Additionally, in connection with our Direct Listing, we entered into indemnification agreements with our directors and certain officers and employees that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands have been made upon us to provide indemnification under such agreements, and there are no claims that we are aware of that could reasonably be expected to have a material effect on our financial position, results of operations, or cash flows.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

The critical accounting estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are described below.

Revenue Recognition

We generate revenue primarily from sales of subscription services. Revenue is recognized when, or as, the related performance obligation is satisfied by transferring the control of the promised service to a customer. The amount of revenue recognized reflects the consideration that we expect to be entitled to receive in exchange for these services. We account for revenue contracts with customers by applying the requirements of ASC 606, which includes the following steps:

•
identification of the contract, or contracts, with the customer;
•
identification of the performance obligations in the contract;
•
determination of the transaction price;
•
allocation of the transaction price to the performance obligations in the contract; and
•
recognition of the revenue when, or as, a performance obligation is satisfied.

Our SaaS subscription agreements with customers enable them to access and send event volume data to our platform. Subscription arrangements with customers do not provide the customer with the right to take possession of our software at any time. Instead, customers are granted continuous access to the platform over the contractual period. A time-elapsed method is used to measure progress because our obligation is to provide continuous service over the contractual period and control is transferred evenly over the contractual period. Accordingly, the fixed consideration related to subscription revenue is recognized ratably over the contract term beginning on the date access to the subscription product is provisioned. The typical subscription term is 12 months with various payment terms ranging from monthly to annual up-front payments. Most contracts are non-cancelable over the contractual term. Some customers have the option to purchase additional subscription services at a stated price. These options are evaluated on a case-by-case basis but generally do not provide a material right as they do not provide a discount to the customer that is incremental to the range of discounts typically given for the same services that are sold to a similar class of customers, even when the stand-alone selling price of the services subject to the option is highly variable.

Deferred Contract Acquisition Costs (Deferred Commissions)

We capitalize sales commissions that are recoverable and incremental due to the acquisition of customer contracts. We determine whether costs should be deferred based on its sales compensation plans, if the commissions are in fact incremental and would not have occurred absent the customer contract.

Commissions paid upon the initial acquisition of a contract are deferred and then amortized on a straight-line basis over a period of benefit, determined to be five years. The period of benefit is estimated by considering factors such as the expected life of our subscription contracts, historical customer attrition rates, technological life of our platform, as well as other factors. Sales commissions for renewal of a subscription contract are not considered commensurate with the commissions paid for the acquisition of the initial subscription contract given the substantive difference in commission rates between new and renewal contracts. We determine the period of benefit for renewal subscription contracts by considering the contractual term for renewal contracts.

Amounts anticipated to be recognized within 12 months of the balance sheet date are recorded as deferred commissions, current, with the remaining portion recorded as deferred commissions, noncurrent, in the consolidated balance sheets. Amortization of deferred commissions is included in sales and marketing expense in the consolidated statements of operations. We periodically review these deferred commissions to determine whether events or changes in circumstances have occurred that could impact recoverability or the period of benefit. There were no impairment losses recorded during the periods presented.

Stock-based Compensation

We measure and recognize compensation expense for all stock-based payment awards granted to employees, directors, and non-employees based on the estimated fair values on the date of the grant and vesting criteria. For options, vesting is typically over a four-year period and is contingent upon continued employment on each vesting date. In general, options granted to newly hired employees vest 25% after the first year of service and ratably each month over the remaining 36-month period. For RSUs, vesting is typically over a four-year period and is contingent upon continued employment on each vesting date. In general, RSUs granted to employees vest 25% after the first year of service and ratably each quarter over the remaining 36-month period.

The fair value of options granted are estimated on the grant date. Options granted pursuant to the 2021 Incentive Award Plan (the "2021 Plan") are valued utilizing the Black-Scholes option pricing model and options granted pursuant to the 2014 Plan are valued utilizing the Monte Carlo simulation model. The determination of the grant date fair value is affected by the estimated fair value of our common stock as well as additional assumptions regarding a number of other subjective variables. These variables include expected stock price volatility over a contractual or expected term, actual and projected employee stock option exercise behaviors, the risk-free interest rate for a contractual or expected term, and expected dividends. For assumptions utilized in each respective model, refer to Note 5 of the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

We recognize compensation expense for service-based stock-based awards as an expense over the employee’s or director’s requisite service period on a straight-line basis. We also have certain options and awards that have performance-based vesting conditions upon certain liquidity events. As a result of the Direct Listing, the liquidity event was met for all outstanding awards with a performance condition and therefore the related expense was recognized using the accelerated attribution method. Forfeitures are accounted for as they occur. Stock-based compensation expense is allocated to cost of revenue and operating expenses on the consolidated statements of operations based on the associated employee’s functional department.

Determining Fair Value of Stock Options

The fair value of each option granted to employees under the 2021 Plan is estimated on the grant date using the Black-Scholes pricing model. Based on the nature of the underlying options granted under the 2014 Plan, the fair value of each option granted to employees is estimated on the date of grant using the Monte Carlo simulation model. The fair value of each grant of stock option was determined by us using the two methods and the respective assumptions discussed below. The determination of each of these inputs is subjective and generally requires a level of judgment.

Expected volatility – The expected stock price volatility assumption was determined by examining the historical volatilities of a group of industry peers over a period equal to the expected life of the options, as we did not have sufficient trading history for our common stock.

Contractual term (Monte Carlo) – The contractual term of stock options is used to model the expected exercise behavior of the option holders with a 10-year exercise period. This method utilizes a Monte Carlo simulation based on historical exercise data as the options are not considered to be "plain-vanilla" where a simplified method is allowed as certain holders have up until option expiration to exercise regardless of employment status. The Monte Carlo simulation models expected exercise behavior utilizing an estimated stock price at which the holder of the option would choose to exercise an option prior to the end of the stated term. For this assumption, we utilized a value multiple on the strike price of 4.0 times.

Expected term (Black-Scholes) – Expected term represents the period that our stock-based awards are expected to be outstanding. The expected term assumptions are determined based on the vesting terms, exercise terms, and contractual lives of the options. For stock options considered to be “plain-vanilla” options, we estimate the expected term based on the simplified method, which is essentially the weighted average of the vesting period and contractual term, as our historical option exercise experience does not provide a reasonable basis upon which to estimate the expected term.

Expected dividend – The expected dividend assumption was based on our history and expectation that it will not declare dividend payout for the near future.

Risk-free interest rate – The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the contractual terms.

Fair value of common stock – Prior to the Direct Listing, the fair value of our common stock was determined by our board of directors, which intended all options granted to be exercisable at a price per share not less than the per share fair value of common stock underlying those options on the date of grant. The valuations of our common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The board of directors considered numerous objective and subjective factors to determine the fair value of our common stock at each meeting in which awards were approved. The factors considered included, but were not limited to:

(i)
the results of contemporaneous independent third-party valuations of our common stock;
(ii)
the prices, rights, preferences, and privileges of our redeemable convertible preferred stock relative to those of its common stock;
(iii)
the lack of marketability of our common stock;
(iv)
actual operating and financial results;
(v)
current business conditions and projections;
(vi)
the likelihood of achieving a liquidity event, such as an initial public offering, direct listing, or sale of our Company, given prevailing market conditions; and
(vii)
precedent transactions involving our shares.

In valuing our common stock, the fair value of our business was determined using various valuation methods, including combinations of income and market approaches. The income approach estimates value based on the expectation of future cash flows that our company will generate. These future cash flows are discounted to their present values using a discount rate that is derived from an analysis of the cost of capital of comparable publicly-traded companies in our industry or similar business operations as of each valuation date and is adjusted to reflect the risks inherent in our cash flows. The market approach estimates value based on a comparison of our company to comparable public companies in a similar line of business and similar to us in economic drivers and operating characteristics. From the comparable companies, a representative market value multiple is determined and then applied to our prior financial results and future financial forecasts to estimate the value of our business. Concurrent with preferred stock financings, we also used the option pricing model to back solve the value of our common stock utilizing our most recent round of financing, which implies a total equity value as well as a per share common stock value.

For each valuation, the fair value of our business determined by the income and market approaches was then allocated to the common stock using either the option-pricing method (“OPM”), or a hybrid of the probability-weighted expected return method (“PWERM”) and OPM methods.

Our valuations prior to March 31, 2021 were allocated based on the OPM. Beginning March 31, 2021, our valuations were allocated based on a hybrid method of the PWERM and the OPM. Using the PWERM, the value of our common stock was estimated based upon a probability-weighted analysis of varying values for our common stock assuming possible future events for our company, including a scenario assuming we became a publicly-traded company and a scenario assuming we continued as a privately-held company.

In addition, we also considered and included secondary transactions involving our capital stock in our valuations. In our evaluation of those transactions, we considered the facts and circumstances of each transaction to determine the extent to which they represented a fair value exchange. Factors considered include transaction volume, timing, whether the transactions occurred among willing and unrelated parties, and whether the transactions involved investors with access to our financial information.

For valuations after the Direct Listing, our board of directors determined the fair value of each share of underlying Class A common stock based on the closing price of our Class A common stock on the Nasdaq Capital Market as reported on the date of grant. As our Class A common stock is publicly traded, it is subject to potentially significant fluctuations in the market price. Increases and decreases in the market price of our common stock will increase and decrease the fair value of our stock-based awards granted in future periods.

Recent Accounting Pronouncements

See Note 1 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents consist of cash on hand. As of December 31, 2021, we had cash and cash equivalents of $307.4 million. We do not have any marketable securities and we do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income on cash and cash equivalents. However, an immediate 10% increase or decrease in interest rates would not have a material effect on the fair value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Foreign Currency Risk

The vast majority of our subscription agreements are denominated in U.S. dollars, with a small number of subscription agreements denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies, and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound, Canadian Dollar, Singapore Dollar, and Japanese Yen. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have a material effect on our operating results.

Inflation Risk

We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations, or financial condition.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Amplitude, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Amplitude, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2017.

San Francisco, California
February 16, 2022

AMPLITUDE, INC.

Consolidated Balance Sheets

(In thousands)

	As of December 31, 2021	As of December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$307,445	$117,783
Restricted cash, current	—	1,080
Accounts receivable, net of allowance for doubtful accounts of $85 and $162 as of December 31, 2021 and 2020, respectively	20,444	17,396
Prepaid expenses and other current assets	19,116	6,857
Deferred commissions, current	8,112	5,563
Total current assets	355,117	148,679
Property and equipment, net	4,832	2,673
Intangible assets, net	3,554	1,955
Goodwill	4,073	1,000
Restricted cash, noncurrent	850	—
Deferred commissions, noncurrent	20,573	13,877
Other noncurrent assets	11,389	6,898
Total assets	$400,388	$175,082
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,363	$4,417
Accrued expenses	17,936	8,110
Deferred revenue	69,294	40,797
Total current liabilities	90,593	53,324
Noncurrent liabilities	3,247	1,067
Total liabilities	93,840	54,391
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock:
Redeemable convertible preferred stock, $0.00001 par value per share; zero and 61,740 shares authorized as of December 31, 2021 and 2020, respectively; zero and 61,717 shares issued and outstanding as of December 31, 2021 and 2020, respectively; aggregate liquidation preference of zero and $192,074 as of December 31, 2021 and 2020, respectively	—	187,811
Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value per share; 20,000 and zero shares authorized as of December 31, 2021 and 2020, respectively; zero shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Class A common stock, $0.00001 par value per share; 600,000 and zero shares authorized as of December 31, 2021 and 2020, respectively; 58,725 and zero shares issued and outstanding as of December 31, 2021 and 2020, respectively	1	—
Class B common stock, $0.00001 par value per share; 600,000 and 118,600 shares authorized as of December 31, 2021 and 2020, respectively; 51,151 and 27,924 shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Additional paid-in capital	486,354	37,704
Accumulated deficit	(179,807)	(104,824)
Total stockholders’ equity (deficit)	306,548	(67,120)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$400,388	$175,082

See accompanying notes to consolidated financial statements.

AMPLITUDE, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Revenue	$167,261	$102,464	$68,442
Cost of revenue	51,764	30,483	22,105
Gross profit	115,497	71,981	46,337
Operating expenses:
Research and development	48,251	26,098	19,036
Sales and marketing	86,025	51,819	47,079
General and administrative	55,370	18,067	14,553
Total operating expenses	189,646	95,984	80,668
Other income (expense), net	195	269	1,460
Loss before provision for income taxes	(73,954)	(23,734)	(32,871)
Provision for income taxes	1,029	833	663
Net loss	$(74,983)	$(24,567)	$(33,534)
Net loss per share attributable to Class A and Class B common stockholders:
Basic and diluted	(1.46)	(0.98)	(1.38)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders:
Basic and diluted	51,360	25,060	24,322

See accompanying notes to consolidated financial statements.

AMPLITUDE, INC.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands)

	Redeemable convertible preferred stock		Class A and Class B common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)
Balance at December 31, 2018	56,399	$137,294	24,559	$—	$9,665	$(46,723)	$(37,058)
Issuance of redeemable convertible preferred stock, net of issuance costs of $3	81	697	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	7,334	—	7,334
Exercise of stock options	—	—	825	—	346	—	346
Vesting of early exercised stock options	—	—	—	—	33	—	33
Donation of common stock and repurchase of unvested stock options	—	—	(741)	—	—	—	—
Issuance of restricted stock awards	—	—	3	—	—	—	—
Net loss	—	—	—	—	—	(33,534)	(33,534)
Balance at December 31, 2019	56,480	$137,991	24,646	$—	$17,378	$(80,257)	$(62,879)
Issuance of redeemable convertible preferred stock, net of issuance costs of $169	5,237	49,820	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	16,553	—	16,553
Exercise of stock options	—	—	3,648	—	3,637	—	3,637
Vesting of early exercised stock options	—	—	—	—	136	—	136
Donation of common stock and repurchase of unvested stock options	—	—	(370)	—	—	—	—
Net loss	—	—	—	—	—	(24,567)	(24,567)
Balance at December 31, 2020	61,717	$187,811	27,924	$—	$37,704	$(104,824)	$(67,120)
Stock-based compensation expense	—	—	—	—	34,773	—	34,773
Exercise of stock options	—	—	10,301	—	16,982	—	16,982
Issuance of common stock in connection with an acquisition	—	—	1,070	—	7,402	—	7,402
Issuance of redeemable convertible preferred stock, net of issuance costs of $198	6,247	199,802	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock upon Direct Listing	(67,964)	(387,613)	67,964	1	387,612	—	387,613
Vesting of restricted stock units	—	—	2,617	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	1,881	—	1,881
Net loss	—	—	—	—	—	(74,983)	(74,983)
Balance at December 31, 2021	—	—	109,876	$1	$486,354	$(179,807)	$306,548

See accompanying notes to consolidated financial statements.

AMPLITUDE, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019

Cash flows from operating activities:
Net loss	$(74,983)	$(24,567)	$(33,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,093	1,690	720
Stock-based compensation expense	34,394	16,553	7,334
Other	(377)	251	130
Changes in operating assets and liabilities:
Accounts receivable	(3,033)	(5,561)	(1,174)
Prepaid expenses and other current assets	(12,222)	(1,469)	351
Deferred commissions	(9,245)	(7,180)	(5,799)
Other noncurrent assets	(4,491)	(5,719)	(1,028)
Accounts payable	(1,054)	2,414	486
Accrued expenses	5,556	1,726	2,680
Deferred revenue	28,470	11,047	13,519
Noncurrent liabilities	2,179	423	279
Net cash used in operating activities	(31,713)	(10,392)	(16,036)
Cash flows from investing activity:
Purchase of property and equipment	(1,529)	(984)	(648)
Cash paid for acquisitions, net of cash acquired	1,724	(3,700)	—
Capitalization of internal-use software costs	(1,693)	(1,224)	—
Net cash used in investing activities	(1,498)	(5,908)	(648)
Cash flows from financing activity:
Proceeds from issuance of redeemable convertible preferred stock, net	199,802	49,820	697
Proceeds from the exercise of stock options	21,783	4,427	379
Cash received for tax withholding obligations on equity award settlements	145,481	1,299	115
Cash paid for tax withholding obligations on equity award settlements	(144,420)	(1,299)	(115)
Repurchase of unvested stock options	(3)	(2)	(202)
Net cash provided by financing activities	222,643	54,245	874
Net increase (decrease) in cash, cash equivalents, and restricted cash	189,432	37,945	(15,810)
Cash, cash equivalents, and restricted cash at beginning of year	118,863	80,918	96,728
Cash, cash equivalents, and restricted cash at end of year	$308,295	$118,863	$80,918
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$182	$221	$62
Noncash investing and financing activity:
Vesting of early exercised options	$1,881	$136	$33

See accompanying notes to consolidated financial statements.

AMPLITUDE, INC.

Notes to Consolidated Financial Statements

(1)
Summary of Business and Significant Accounting Policies

Description of Business

Amplitude, Inc. (the “Company”) was incorporated in the state of Delaware in 2011 and is headquartered in San Francisco, California. The Company provides a Digital Optimization System that helps companies analyze their customer behavior within digital products. The Company delivers its application over the Internet as a subscription service using a software-as-a-service (“SaaS”) model. The Company’s arrangements with customers do not provide the customer with the right to take possession of the software supporting the cloud-based application service at any time. The Company also offers customer support related to initial implementation setup, ongoing support services, and application training.

Segment Information

The Company has a single operating and reportable segment. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. Long-lived assets outside of the United States are immaterial. For information regarding the Company’s revenue by geographic area, see the Disaggregation of Revenue section below.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP" or "GAAP") and include the accounts of Amplitude, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency

The reporting currency of the Company is the United States dollar. The functional currency of the Company’s foreign subsidiaries is also the United States dollar. Foreign currency transaction gains and losses are recognized in other income (expense), net in the consolidated statements of operations, and have not been material for any of the periods presented.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period consolidated financial statements.

Direct Listing

On September 21, 2021, the Company’s registration statement related to the Direct Listing (the "Registration Statement") was declared effective by the SEC, and on September 28, 2021, the Company’s Class A common stock commenced trading. The Company incurred fees related to financial advisory service, audit, and legal expenses in connection with the Direct Listing and recorded general and administrative expenses of $18.2 million for the year ended December 31, 2021.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on information available as of the date of the financial statements and may involve subjective or significant judgment by the Company; therefore, actual results could differ from the Company’s estimates. Items subject to such estimates and assumptions include, but are not limited to the:

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

Revenue Recognition

The Company derives revenue primarily from sales of subscription services. Revenue is recognized when, or as, the related performance obligation is satisfied by transferring the control of the promised service to a customer. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to receive in exchange for these services.

To achieve the core principle of the revenue standard, the Company applies the following steps:

(i)
Identification of the contract, or contracts, with the customer

The Company considers the terms and conditions of the contract in identifying the contracts. The Company determines a contract with a customer to exist when the contract is approved, each party’s rights regarding the services to be transferred can be identified, the payment terms for the services can be identified, it has been determined the customer has the ability and intent to pay, and the contract has commercial substance. At contract inception, the Company will evaluate whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract includes more than one performance obligation. The Company applies judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit, and financial information pertaining to the customer.

(ii)
Identification of the performance obligations in the contract

Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company and are distinct in the context of the contract, whereby the transfer of the services and the products is separately identifiable from other promises in the contract. The Company’s performance obligations consist of (1) core subscription services and (2) professional and other services.

(iii)
Determination of the transaction price

The transaction price is determined based on the consideration to which the Company expects to be entitled in exchange for transferring services to the customer. The transaction price includes SaaS subscription fees based on the contracted usage as well as variable consideration associated with overage fees on exceeded volume limits. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts contain a significant financing component.

(iv)
Allocation of the transaction price to the performance obligations in the contract

Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on each performance obligation’s relative standalone selling price (“SSP”). Contracts typically have one performance obligation of providing access to the core subscription service. On occasion, contracts include professional services to customers, which are separate performance obligations. Professional services revenue has historically not been significant.

(v)
Recognition of the revenue when, or as, a performance obligation is satisfied

Revenue is recognized at the time the related performance obligation is satisfied by transferring the control of the promised service to a customer. For subscription services, revenue is recognized as the customer is given access to the core subscription service, in an amount that reflects the consideration that the Company expects to receive in exchange for access to the services. With respect to professional services, the Company recognizes revenue as services are delivered. The Company generates all its revenue from contracts with customers.

Subscription revenue

The Company generates revenue from SaaS subscriptions to customers that enable them to access and send event volume data to the Company’s cloud-based platform. Subscription arrangements with customers do not provide the customer with the right to take possession of the Company’s software at any time. Instead, customers are granted continuous access to the platform over the contractual period. A time-elapsed method is used to measure progress because the Company’s obligation is to provide continuous service over the contractual period and control is transferred evenly over the contractual period. Accordingly, the fixed consideration related to subscription revenue is recognized ratably over the contract term beginning on the date access to the subscription product is provisioned. The typical subscription term is 12 months with various payment terms ranging from monthly to annual up-front payments. Most contracts are non-cancellable over the contractual term. Some customers have the option to purchase additional subscription services at a stated price. These options are evaluated on a case-by-case basis but generally do not provide a material right as they do not provide a discount to the customer that is incremental to the range of discounts typically given for the same services that are sold to a similar class of customers, even when the stand-alone selling price of the services subject to the option is highly variable.

Remaining performance obligations

The Company’s contracts with customers generally include one combined performance obligation, its core subscription offering, which is a series of distinct services transferred to the customer ratably over the respective obligation’s term. Other performance obligations that may be identified in contracts include professional services. As of December 31, 2021, the unrecognized transaction price related to remaining performance obligations was $170.1 million.

The Company’s remaining performance obligations as of December 31, 2021 are expected to be recognized as follows (in thousands):

As of December 31, 2021
Less than or equal to 12 months	$137,266
Greater than 12 months	32,868
Total remaining performance obligations	$170,134

Disaggregation of Revenue

The following table shows the Company’s disaggregation of revenue by geographic areas, as determined based on the billing address of its customers (in thousands):

	Years Ended December 31,
	2021	2020	2019
United States	$107,244	$65,189	$43,823
International	60,017	37,275	24,619
Total revenue	$167,261	$102,464	$68,442

Accounts Receivable, Net

Accounts receivable are primarily comprised of cash due from customers and are recorded at the invoiced amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of accounts. The Company regularly reviews the adequacy of the allowance for doubtful accounts based on a combination of factors. The Company records an allowance for doubtful accounts to reserve for potentially uncollectible receivables related to specific customers. This allowance is based on the review of the Company’s accounts receivable by aging category to identify specific customers with known disputes or collectability issues. Accounts receivable deemed uncollectible are charged against the allowance for doubtful accounts when identified. The Company maintained an allowance of $0.1 million and $0.2 million for doubtful accounts as of December 31, 2021 and 2020, respectively.

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

No customer accounted for 10% or more of total revenue for the years ended December 31, 2021, 2020, and 2019. As of the year ended December 31, 2021, one customer represented 10% of accounts receivable. As of the year ended December 31, 2020, two customers represented 14% and 13% of accounts receivable, respectively.

Deferred Revenue

Deferred revenue consists of billings of payments received in advance of revenue recognition and is recognized when, or as, performance obligations are satisfied. The Company generally invoices its customers annually or in monthly, quarterly, or semi-annual installments. Accordingly, the deferred revenue balance does not represent the total contract value of annual non-cancellable subscription agreements. The amount of revenue recognized in the years ended December 31, 2021 and 2020 that was included in deferred revenue at the beginning of the period was $40.7 million and $28.2 million, respectively.

Deferred Commissions

The Company capitalizes sales commissions that are recoverable and incremental due to the acquisition of customer contracts. The Company determines whether costs should be deferred based on its sales compensation plans, if the commissions are in fact incremental and would not have occurred absent the customer contract.

Commissions paid upon the initial acquisition of a contract are deferred and then amortized on a straight-line basis over a period of benefit, determined to be five years. The period of benefit is estimated by considering factors such as the expected life of our subscription contracts, historical customer attrition rates, technological life of our platform, as well as other factors. Sales commissions for renewal of a subscription contract are not considered commensurate with the commissions paid for the acquisition of the initial subscription contract given the substantive difference in commission rates between new and renewal contracts. The Company determines the period of benefit for renewal subscription contracts by considering the contractual term for renewal contracts.

Amounts anticipated to be recognized within 12 months of the balance sheet date are recorded as deferred commissions, current, with the remaining portion recorded as deferred commissions, noncurrent, in the consolidated balance sheets. Amortization of deferred commissions is included in sales and marketing expense in the consolidated statement of operations. The Company periodically reviews these deferred commissions to determine whether events or changes in circumstances have occurred that could impact recoverability or the period of benefit. There were no impairment losses recorded during the periods presented.

The following table represents a rollforward of the Company’s deferred commissions as of December 31, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2021	2020
Beginning balance	$19,440	$12,260
Additions to deferred commissions	16,077	11,221
Amortization of deferred commissions	(6,832)	(4,041)
Ending balance	28,685	19,440
Deferred commissions, current portion	8,112	5,563
Deferred commissions, net of current portion	20,573	13,877
Total deferred commissions	$28,685	$19,440

Cost of Revenue

Cost of revenue primarily consists of costs related to third-party hosting costs; employee-related expenses, including salaries, stock-based compensation and benefits for operations and support personnel; software license fees; certain developed technology and acquired developed software amortization; and allocated overhead.

Research and Development Expense

The Company’s costs related to research, design, maintenance, and minor enhancements of the Company’s platform are expensed as incurred. These costs consist primarily of personnel and related expenses, including stock-based compensation and allocated overhead costs, contractor and consulting fees related to the design, development, testing, and enhancements of the Company’s platform, and software, hardware, and cloud infrastructure fees for staging and development related to research and development activities necessary to support growth in the Company’s employee base and in the adoption of its platform.

Advertising Costs

The Company expenses all advertising costs as incurred as a component of sales and marketing expenses. Advertising expenses of $4.5 million, $2.0 million, and $1.4 million were incurred during the years ended December 31, 2021, 2020, and 2019, respectively.

Stock-Based Compensation

The Company records stock-based compensation expense for all stock-based awards, including stock options, restricted stock units (“RSUs”) and purchase rights issued under the 2021 Employee Stock Purchase Plan (“ESPP”), made to employees, non-employees, and directors based on estimated fair values recognized over the requisite service period. The Company measures and recognizes compensation expense for all stock-based payment awards granted to employees, directors, and non-employees based on the estimated fair values on the date of the grant and vesting criteria. For options, vesting is typically over a four-year period and is contingent upon continued employment on each vesting date. In general, options granted to employees vest 25% after the first year of service and ratably each month over the remaining 36-month period. For RSUs, vesting is typically over a four-year period and is contingent upon continued employment on each vesting date. In general, RSUs granted to employees vest 25% after the first year of service and ratably each quarter over the remaining 36-month period.

The Company recognizes compensation expense for service-based stock-based awards as an expense over the employee’s or director’s requisite service period on a straight-line basis. The Company also had certain options and awards that have performance-based vesting conditions upon certain liquidity events. As a result of the Direct Listing, the liquidity event was met for all outstanding awards with a performance condition and were expensed using the accelerated attribution method. Forfeitures are accounted for as they occur. Stock-based compensation expense is allocated to cost of revenue and operating expenses on the consolidated statements of operations based on where the associated employee’s functional department is located.

The fair value of stock options granted under the 2021 Plan and purchase rights issued under the ESPP for purposes of calculating stock-based compensation expense is estimated on the grant date using the Black-Scholes pricing model. The Black-Scholes pricing model requires the Company to make assumptions and judgments about the inputs used in the calculation, including the expected term (weighted-average period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock, risk-free interest rate, and expected dividend yield. The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. For stock options considered to be “plain vanilla” options, the Company estimates the expected term based on the simplified method, which is essentially the weighted average of the vesting period and contractual term, as the Company's historical option exercise experience does not provide a reasonable basis upon which to estimate the expected term. The volatility is based on an average of the historical volatilities of the common stock of comparable public companies with characteristics similar to those of the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or purchase right. The Company’s expected dividend yield input is zero as it has not historically paid, nor does it expect in the future to pay, cash dividends on its common stock. Stock-based compensation expense for RSUs granted under the 2021 Plan is measured based on the fair value of the underlying shares on the date of grant.

The fair value of options granted under the 2014 Plan are estimated on the grant date using the Monte Carlo simulation model. The determination of the grant date fair value is affected by the estimated fair value of the Company’s common stock as well as additional assumptions regarding a number of other subjective variables. These variables include expected stock price volatility over a contractual term, actual and projected employee stock option exercise behaviors, the risk-free interest rate for a contractual term, and expected dividends. Stock-based compensation expense for RSUs granted under the 2014 Plan is measured based on the fair value of the underlying shares on the date of grant.

Taxes

Income taxes are accounted for under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income or loss in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established for deferred tax assets to the extent it is more likely than not that the deferred tax assets may not be realized.

The Company evaluates uncertain tax positions taken or expected to be taken in the course of preparing its tax return to determine whether the tax positions are more likely than not of being sustained upon challenge by the applicable tax authority. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are stated at fair value. Restricted cash represents cash held to collateralize lease obligations related to the Company's property leases. As of December 31, 2021, $0.9 million of restricted cash is recorded as noncurrent assets. As of December 31, 2020, $1.1 million of restricted cash is recorded as current assets related to a lease that ended in fiscal 2021. The following table represents the Company's cash, cash equivalents, and restricted cash at each period end (in thousands):

	As of December 31,
	2021	2020
Cash and cash equivalents	$307,445	$117,783
Restricted cash, current	—	1,080
Restricted cash, noncurrent	850	—
Total cash, cash equivalents, and restricted cash	$308,295	$118,863

Fair Value Measurement

The Company determines fair value based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, as determined by either the principal market or the most advantageous market. Inputs used in the valuation techniques to derive fair values are classified based on a three-level hierarchy. These levels are:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date for assets or liabilities; the fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date; the fair value hierarchy gives the lowest priority to Level 3 inputs.

Observable inputs are based on market data obtained from independent sources. The fair value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximated their carrying values as of December 31, 2021 and 2020 due to their short-term nature. The fair values of all of these instruments are categorized as Level 1 in the fair value hierarchy.

Business Combinations

The Company applies a screen test to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets to determine whether a transaction is accounted for as an asset acquisition or business combination. When the Company acquires a business, the purchase consideration is allocated to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated respective fair valued based on the acquisition method of accounting. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, management makes significant estimates and assumptions, particularly to acquired intangible assets. These assumptions include, but are not limited to, reproduction costs and appropriate discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Acquisition costs, such as legal and consulting fees, are expensed as incurred. During the measurement period, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the consolidated statement of operations.

Goodwill and Other Acquired Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with business combinations accounted for using the acquisition method of accounting. The Company has one reporting unit and performs testing of goodwill in the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. These triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. The Company’s test for goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. If the Company determines, based on the qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, then a quantitative goodwill impairment test is required. There were no impairments of goodwill recorded for the years ended December 31, 2021, 2020, and 2019. There were no other changes in goodwill other than additions from acquisitions during the years ended December 31, 2021 and 2020 as detailed in Note 3.

Intangible assets mainly consist of developed technology resulting from the Company’s acquisitions. Acquired intangible assets are recorded at cost, net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which was determined to be three years for all acquired intangibles. Amortization costs were included within cost of revenue in the consolidated statements of operations upon the related product release date. Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. There was no impairment of intangible assets recorded for the years ended December 31, 2021, 2020, and 2019.

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of those assets, as follows:

Property	Useful Life
Office equipment	3 years
Furniture and fixtures	3 years
Leasehold improvements	Shorter of remaining lease term or 5 years
Software including internal-use software	3 years

Maintenance and repairs are charged to expense as incurred and improvements are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation is removed from the accounts and any resulting gain or loss is reflected in the statements of operations for the period realized.

Capitalized Internal-Use Software Costs

The Company capitalizes development costs related to its platform and certain other projects for internal use. The Company considered the guidance set forth in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 350-40-15, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, which requires companies to capitalize qualifying computer software costs that are incurred during the application development stage, and then amortize them over the software’s estimated useful life. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Capitalized internal-use software costs are included in "Property and equipment, net" on our consolidated balance sheets and are amortized on a straight-line basis over its estimated useful life into cost of revenue within the consolidated statements of operation. All software development costs prior to capitalization have been recorded in research and development expense in the consolidated statements of operations. There was no impairment to capitalized internal-use software costs during the years ended December 31, 2021, 2020, and 2019.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets or asset groups for impairment whenever events indicate that the carrying value of an asset or asset group may not be recoverable based on expected future cash flows attributable to that asset or asset group. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds estimated undiscounted future cash flows, then an impairment charge would be recognized based on the excess of the carrying amount of the asset or asset group over its fair value. No impairment loss on long-lived assets was recognized in the years ended December 31, 2021, 2020, and 2019.

Leases and Asset Retirement Obligations

The Company categorizes leases at their inception as either operating or capital leases. The Company leases real estate facilities under operating leases. For leases that contain rent escalation or rent concession provisions, including rent holidays and other incentives, the Company records the total rent expense during the lease term on a straight-line basis over the term of the lease. The Company records the difference between the rent paid and the straight-line rent expense as a deferred rent liability within accrued expenses and other noncurrent liabilities on the consolidated balance sheets. The Company recognizes lease costs once control of the space is achieved, without regard to deferred payment terms such as rent holidays that defer the commencement date of required payments. Additionally, incentives received are treated as a reduction of costs over the term of the agreement.

The Company establishes assets and liabilities for the present value of estimated future costs to retire long-lived assets at the termination or expiration of a lease. Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated retirement costs to the extent that they are material.

Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders is computed in conformity with the two-class method required for participating securities. Prior to the automatic conversion of all of its redeemable convertible preferred stock outstanding into Class B common stock concurrent with the Direct Listing, the Company considered all series of its redeemable convertible preferred stock to be participating securities as the holders of such stock have the right to receive nonforfeitable dividends on a ratable basis in the event that a dividend is paid on common stock. Under the two-class method, the net loss attributable to common stockholders is not allocated to the redeemable convertible preferred stock as the preferred stockholders do not have a contractual obligation to share in the Company’s losses.

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents to the extent they are dilutive. For purposes of this calculation, redeemable convertible preferred stock, stock options, early exercised stock options, RSUs, ESPP purchase rights and common stock warrants have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive for all periods presented.

Indemnifications

The Company delivers its applications over the internet as a subscription service using a SaaS model. Each subscription is subject to the terms of the contractual arrangement with the customer and often includes certain provisions for holding the customer harmless against and indemnifying the customer from costs, damages, losses, liabilities, and expenses arising from claims that the Company’s software infringes upon a copyright, trademark, or other trade secret rights, and third-party claims arising from the Company’s breach of the contract. Customers also indemnify the Company for claims relating their improper use of the service or intellectual property claims originating from customer actions or content.

The Company has not incurred any expense in defense or reimbursement of any of its customers for losses related to indemnification provisions, and no material claims against the Company are outstanding as of December 31, 2021, 2020, and 2019. The Company’s exposure under these indemnification provisions is often capped at a fixed amount in many customer agreements and uncapped in others. Due primarily to the lack of history of prior indemnification claims and the unique facts and circumstances involved in each particular contractual arrangement, the Company has determined that potential costs related to indemnification are not probable or estimable and, as such, has not recorded a reserve for the years ended December 31, 2021 and 2020.

In addition, in the ordinary course of business, the Company may provide indemnifications of varying scope and terms to vendors, directors, officers, and other parties with respect to certain matters. The Company has not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in its consolidated financial statements.

Warranties

For certain customers, the Company provides a performance warranty for accessibility to the Company’s platform as identified in an order form during the order duration. The Company’s software products are generally warranted for certain customers to substantially conform to the specifications set forth in the related customer contract and published documentation. In the event there is a failure of such warranties, the Company generally will correct the problem or provide a reasonable workaround or replacement product. The Company has the standard 30-day cure period for failures that amount to a material breach, and no warranted time frame for nonmaterial failures. If the Company cannot correct or provide a workaround or replacement product for material failures within the cure period, then the customer’s remedy is generally limited to termination of the contractual arrangement related to the nonconforming product services with a pro rata refund of the related fees paid. The Company has not incurred significant expense under these service warranties, nor does it expect that any future expense is probable. Accordingly, the Company has determined that potential costs related to warranties are not probable or estimable and, as such, has not recorded a reserve as of December 31, 2021 and 2020.

Recently Issued Accounting Pronouncements

Leases: In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires companies to recognize lease liabilities and corresponding right-of-use leased assets on the balance sheets and to disclose key information about leasing arrangements. Qualitative and quantitative disclosures will be enhanced to better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2021, with early adoption permitted.

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

The Company will adopt Topic 842 as of January 1, 2022 and will recognize a cumulative-effect adjustment to the opening balance of accumulated deficit as of the adoption date. The Company will elect the optional transition approach to not apply Topic 842 in the comparative periods presented and the package of practical expedients. The Company will elect all practical expedients, with the exception of the hindsight expedient. The Company expects that the adoption of Topic 842 will result in the recognition of total right-of-use assets between $11.4 million and $11.9 million and total lease liabilities $12.9 million and $13.4 million, relating to our office space leases. The Company does not expect the adoption of Topic 842 to have a material impact to the consolidated financial statements of operations or cash flows from operating, investing, or financing activities.

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

(2)
Balance Sheet Components

The following tables show the Company’s financial statement details as of December 31, 2021 and 2020.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,
	2021	2020

Prepaid hosting	$9,216	$4,677
Other prepaid expenses and other assets	9,900	2,180
Total prepaid expense and other current assets	$19,116	$6,857

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2021	2020

Office equipment	$3,351	$2,058
Furniture and fixtures	319	583
Leasehold improvements	521	814
Software	12	13
Internal-use software	3,296	1,224
Total property and equipment	7,499	4,692
Less accumulated depreciation and amortization	(2,667)	(2,019)
Property and equipment, net	$4,832	$2,673

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2021, 2020, and 2019 was $1.4 million, $1.0 million, and $0.7 million, respectively.

The changes in the carrying value of capitalized internal-use software costs for the periods presented below are as follows (in thousands):

Amount

Balance as of December 31, 2019	$—
Capitalization of internal-use software costs	1,224
Amortization of internal-use software costs	(103)
Balance as of December 31, 2020	1,121
Capitalization of internal-use software costs	2,072
Amortization of internal-use software costs	(585)
Balance as of December 31, 2021	$2,608

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of December 31,
	2021	2020

Accrued commission	$4,708	$3,273
Accrued payroll and employee related taxes	2,689	1,123
Accrued sales tax	932	256
Liability from early exercised stock options	3,708	894
ESPP withholding	981	—
Other accrued liabilities	4,918	2,564
Total accrued expenses	$17,936	$8,110

(3)
Acquisitions, Intangible Assets, and Goodwill

Acquisitions

During the fiscal year ended December 31, 2020, the Company acquired certain assets from a privately-held company for $3.7 million in cash. The Company has accounted for this transaction as a business combination. In allocating the aggregate purchase price based on the estimated fair values, the Company recorded $2.7 million as a developed technology intangible asset to be amortized over an estimated useful life of three years. The excess of purchase consideration over the fair value of net assets acquired was recorded as goodwill in the amount of $1.0 million.

During the year ended December 31, 2021, the Company completed an acquisition of a privately-held company for an aggregate of $9.5 million, consisting of $2.1 million of cash and $7.4 million of equity consideration through the issuance of 0.7 million shares of its common stock. The Company has accounted for this transaction as a business combination. In allocating the aggregate purchase price based on the estimated fair values, the Company recorded $3.8 million of cash, $2.85 million as a developed technology intangible asset, and $0.4 million as a customer related intangible asset, both of which are to be amortized over estimated useful lives of three years. The excess of purchase consideration over the fair value of net assets acquired was recorded as goodwill in the amount of $3.1 million after measurement period and working capital adjustments. As part of the acquisition, the Company also agreed to retention agreements with key employees in which 0.4 million shares of common stock are restricted and vest over a service period of four years. As of December 31, 2021, total unrecognized stock-based compensation expense related to these restricted shares was $3.6 million, which is expected to be recognized over the weighted average remaining vesting period of 3.3 years.

The Company believes the goodwill balances associated with these acquisitions represent the synergies expected from expanded market opportunities when integrating the acquired developed technologies with the Company’s offerings as well as acquiring an assembled workforce. Related goodwill is deductible for income tax purposes.

Aggregate acquisition-related costs associated with these business combinations were not material for all periods presented and were included in general and administrative expenses in the consolidated statements of operations. The results of operations of these business combinations have been included in the Company’s consolidated financial statements from the acquisition date. These business combinations did not have a material impact on the Company’s consolidated financial statements. Therefore, historical results of operations prior to the acquisition dates and pro forma results of operations have not been presented.

Intangible Assets Other Than Goodwill

Intangible assets, net consisted of the following (in thousands):

	As of December 31, 2021			As of December 31, 2020

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$5,550	$(2,303)	$3,247	$2,700	$(745)	$1,955
Customer related	400	(93)	307	—	—	—
Intangible assets, net	$5,950	$(2,396)	$3,554	$2,700	$(745)	$1,955

Amortization expense of intangible assets was $1.7 million, $0.7 million, and zero for the years ended December 31, 2021, 2020, and 2019, respectively.

As of December 31, 2021, future amortization expense is expected to be as follows (in thousands):

Amount
2022	$1,983
2023	1,239
2024	332
2025	—
2026	—
Total	$3,554

(4)
Redeemable Convertible Preferred Stock

During the year ended December 31, 2021, the Company issued 6,246,111 shares of Series F redeemable convertible preferred stock.

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

As of December 31, 2021, there were no shares of redeemable convertible preferred stock issued and outstanding.

During the year ended December 31, 2020, the Company issued 23,342 shares of Series D redeemable convertible preferred stock and 5,213,607 shares of Series E redeemable convertible preferred stock.

Redeemable convertible preferred stock consisted of the following as of December 31, 2020 (in thousands, except share data):

		Shares issued	Carrying
	Shares	and	value,	Liquidation
	authorized	outstanding	net of costs	preference
Series A (1)	24,504,272	24,504,272	$11,363	15,166
Series B	14,334,638	14,334,638	15,809	15,900
Series C	8,351,370	8,351,370	31,344	31,420
Series D	9,313,611	9,313,611	79,675	79,800
Series E	5,235,708	5,213,607	49,620	49,789
	61,739,599	61,717,498	$187,811	192,074

(1)
Includes the conversion of convertible notes with underlying principal and accrued interest of $2.1 million into 8,341,090 shares of Series A redeemable convertible preferred stock.

Prior to the Company's Direct Listing, the rights, preferences, and privileges of the Company’s redeemable convertible preferred stockholders are as follows:

Dividends

Dividends were payable on the preferred stock when, as, and if declared by the board of directors out of any assets at the time legally available. No dividend or distribution were to be paid on shares of common stock unless in such fiscal year there had been dividends paid, or amounts set aside for dividend payments in such fiscal year, at the rate per share per annum for each outstanding share of $0.0495, $0.0888, $0.3010, $0.6854, $0.7640 and $2.5616 per share of Series A preferred stock, Series B preferred stock, Series C preferred stock, Series D preferred stock, Series E preferred stock, and Series F preferred stock (together, the “Prior Preferred Stock”), respectively. Prior Preferred Stock dividends are non-cumulative. No dividends have been declared by the board of directors as of December 31, 2021 and 2020.

Conversion

Each share of Prior Preferred Stock was convertible, at the option of the holder thereof, at any time after the date of issuance of such share, into such number of fully paid and nonassessable shares of common stock as is determined by dividing the original issue price applicable to such share by the conversion price at the time in effect for such share conversion. The initial original issue price per share in effect immediately prior to the Direct Listing was $0.6189 for shares of Series A preferred stock, $1.1092 for shares of Series B preferred stock, $3.7623 for shares of Series C preferred stock, $8.5681 for shares of Series D preferred stock, $9.5498 for shares of Series E preferred stock, and $32.0199 for shares of Series F preferred stock, which was consistent with the conversion price of such shares immediately prior to the Direct Listing. Prior to conversion, the conversion price could also be adjusted for stock splits, stock dividends, reverse splits or combinations, and dilutive issuances consistent with the Company’s restated certificate of incorporation.

Each share of Prior Preferred Stock automatically converted into shares of common stock at the conversion price at the time in effect for such share immediately upon the earlier of:

•
The date specified by the vote or written consent of the holders of a majority of the then-outstanding shares of Preferred Stock voting together as a single class;
•
Immediately upon the closing of the Company’s common stock in a firm commitment underwritten public offering pursuant to a registration statement on Form S-1 under the Securities Act of 1933, as amended, with aggregate proceeds in excess of $50 million; or
•
Immediately upon the effectiveness of a registration statement under the Securities Act of 1933, as amended, that registered shares of capital stock of the Company, provided that all stockholders that are affiliates or beneficially own in excess of 10% of the Company’s capital stock are provided the right to include all or a portion of their shares on such registration statement on a pro rata basis with all other affiliates and 10% stockholders, subject to compliance with applicable securities laws (together with the second bullet above, a “QPO”).

The Direct Listing qualified as a QPO and therefore all Prior Preferred Stock was converted into shares of the Company's class B common stock at the conversion prices listed above.

Voting

Each holder of preferred stock was entitled to the number of votes equal to the number of shares of common stock into which the shares of preferred stock held by such holder could be converted as of the record date.

Liquidation Preference

Upon any liquidation, dissolution, or winding up of the Company, either voluntary or involuntary, including a change in control, (a “Liquidation Event”) the holders of Prior Preferred Stock were entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of common stock, an amount equal to the greater of (i) the original issue price per share (as adjusted for stock splits changes, dividends, and combinations), plus declared but unpaid dividends of each holder of Prior Preferred Stock; or (ii) the amount of cash, securities, or other property to which such redeemable convertible preferred stockholders would be entitled to receive if such shares had been converted to common stock immediately prior to the Liquidation Event. If the assets of the Company were insufficient to make payment in full of these preferred stock liquidation preferences, then such assets would have been distributed among the holders of Preferred Stock at the time outstanding, ratably in proportion to the full amounts to which they would have otherwise be respectively entitled. After such Prior Preferred Stock liquidation preferences were paid in full, the remaining assets of the Company available for distribution to stockholders would have been distributed among the holders of common stock.

Classification

Each series of the convertible preferred stock was contingently redeemable upon certain change in control liquidation events such as a merger or sale of substantially all the assets of the Company. The convertible preferred stock was not mandatorily redeemable, but since a deemed liquidation event would constitute a redemption event outside of the Company’s control, all shares of redeemable convertible preferred stock were presented outside of permanent equity in mezzanine equity on the consolidated balance sheets.

(5)
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

Common Stock

The Company has two classes of common stock: Class A common stock and Class B common stock. The Company's amended and restated certificate of incorporation authorizes the issuance of 600 million shares of Class A common stock and 600 million shares of Class B common stock. The shares of Class A common stock and Class B common stock are identical, except with respect to voting, conversion, and transfer rights. Each share of Class A common stock is entitled to one vote. Each share of Class B common stock is entitled to five votes. Class A and Class B common stock each have a par value of $0.00001 per share and are referred to as common stock throughout the notes to the consolidated financial statements, unless otherwise noted. Holders of common stock are entitled to receive any dividends whenever funds are legally available and if declared by the board of directors.

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

The Company has reserved shares of its common stock as follows:

	As of December 31, 2021	As of December 31, 2020

Redeemable convertible preferred stock	—	61,717,498
Warrants	—	7,000
Non-plan stock options	—	36,062
Combined stock plans:
Equity plan stock options outstanding	21,214,155	28,445,269
RSUs outstanding	1,716,614	2,571,430
Shares available for future issuance	19,005,008	1,151,100
2021 Employee Stock Purchase Plan:
Shares available for future issuance	2,663,371	—
Total reserved shares	44,599,148	93,928,359

Equity Incentive Plans

2014 Stock Option and Grant Plan

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

Stock Option Awards

Stock options granted under the 2021 Plan and 2014 Plan (the "combined stock plans") generally vest based on continued service over four years. Options issued outside of the combined stock plans were immaterial and therefore not discussed further below.

Option activity under the Company's combined stock plans is set forth below:

			Weighted
		Weighted	average	Aggregate
	Outstanding	average	remaining	intrinsic
	stock	exercise	contractual	value
	options	price	life (years)	(in thousands)
Balances as of December 31, 2020	28,445,269	$2.56	8.50	$78,450
Granted	4,721,590	9.32
Exercised	(10,212,014)	2.11
Cancelled/forfeited	(1,740,690)	3.55
Balances as of December 31, 2021(1)	21,214,155	$4.15	8.12	$1,035,039
Exercisable as of December 31, 2021(2)	12,983,677	$2.71	7.60	$652,170

(1)
As no forfeitures are estimated due to the Company's adoption of ASU No. 2016-09, all options are vested or expected to vest. As of December 31, 2021, no options were outstanding that were subject to a future performance condition
(2)
Exercisable shares include vested options as well as unvested shares that can be early exercised

During December 2020, the Company granted 1,756,545 stock options to two executives which contain both a service condition and a performance condition. Based on the terms of the options, the vesting commencement date is defined as the date in which a Form S-1 filed with the SEC becomes effective (a “QPO Event”). In conjunction with the Direct Listing, a QPO Event occurred and therefore the options began to vest 1/24th each month subsequent to September 21, 2021. During fiscal 2021, the Company recognized $3.0 million in expense related to these awards using the accelerated attribution method. The unrecognized stock-based compensation expense was $1.7 million and $4.7 million as of December 31, 2021 and 2020, respectively.

The aggregate intrinsic values of options are calculated as the difference between the exercise price of the options and the market price for shares of the Company’s common stock as of each period-end. The total intrinsic value of options exercised for the years ended December 31, 2021, 2020, and 2019 was $519.1 million, $15.0 million, and $1.5 million, respectively.

Stock options granted during the years ended December 31, 2021, 2020, and 2019 had a weighted average grant date fair value of $6.02, $2.27, and $1.10 per share, respectively. With the exception of the performance options detailed above, the fair value is being expensed over the vesting period of the options on a straight-line basis as the services are being provided. The total fair value of shares vested during the years ended December 31, 2021, 2020, and 2019 was $9.7 million, $5.1 million, and $4.3 million, respectively. No tax benefits were realized from options during the periods.

As of December 31, 2021, total unrecognized stock-based compensation expense related to the combined stock plans options was $41.9 million. This unrecognized expense as of December 31, 2021 is expected to be recognized over the weighted average remaining vesting period of 2.90 years. As of December 31, 2021, the Company had 504,500 shares of non-employee stock options outstanding under the combined stock plans.

The fair value of each option granted to employees under the 2021 Plan is estimated on the grant date using the Black-Scholes pricing model. Based on the nature of the underlying options granted under the 2014 Plan, the fair value of each option granted to employees is estimated on the date of grant using the Monte Carlo simulation model.

The following range of assumptions and data inputs were used in the Black-Scholes option-pricing model to estimate the fair value of the options granted under the 2021 Plan:

Year Ended December 31, 2021

Fair value of common stock	$63.52
Expected dividend yield	—
Risk-free interest rate	1.32%
Expected volatility	60.0%
Expected term (years)	6.25

The following range of assumptions and data inputs were used in the Monte Carlo simulation model to estimate the fair value of the options under the 2014 Plan that were granted or modified during each respective period:

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019

Fair value of common stock	$7.48-$50.94	$3.16-$5.32	$2.26-$3.24
Expected dividend yield	—	—	—
Risk-free interest rate	1.30% - 1.70%	0.70% - 0.90%	1.48% - 2.39%
Expected volatility	60.0% - 70.0%	70% - 75%	61%
Contractual term (years)	10.0	10.0	10.0

Determining Fair Value of Stock Options

The fair value of each grant of stock option was determined by the Company using the methods as discussed above and the assumptions discussed below. The determination of each of these inputs is subjective and generally requires a level of judgment.

Expected volatility – The expected stock price volatility assumption was determined by examining the historical volatilities of a group of industry peers over a period equal to the expected life of the options, as we do not have sufficient trading history for our common stock.

Contractual term (Monte Carlo) – The contractual term of stock options is used to model the expected exercise behavior of the option holders with a 10-year exercise period. This method utilizes a Monte Carlo simulation based on historical exercise data as the options are not considered to be plain-vanilla where a simplified method is allowed as certain holders have up until option expiration to exercise regardless of employment status. The Monte Carlo simulation models expected exercise behavior utilizing an estimated stock price at which the holder of the option would choose to exercise an option prior to the end of the stated term. For this assumption, we utilized a value multiple on the strike price of 4.0 times.

Expected term (Black-Scholes) – Expected term represents the period that our stock-based awards are expected to be outstanding. The expected term assumptions are determined based on the vesting terms, exercise terms, and contractual lives of the options.

Expected dividend – The expected dividend assumption was based on our history and expectation that it will not declare dividend payout for the near future.

Risk-free interest rate – The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the contractual terms.

Fair value of common stock – Prior to the Direct Listing, the fair value of our common stock was determined by our board of directors, which intended all options granted to be exercisable at a price per share not less than the per share fair value of common stock underlying those options on the date of grant. The valuations of our common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The board of directors considered numerous objective and subjective factors to determine the fair value of our common stock at each meeting in which awards were approved. The factors considered included, but were not limited to:

(i)
the results of contemporaneous independent third-party valuations of our common stock;
(ii)
the prices, rights, preferences, and privileges of our redeemable convertible preferred stock relative to those of its common stock;
(iii)
the lack of marketability of our common stock;
(iv)
actual operating and financial results;
(v)
current business conditions and projections;
(vi)
the likelihood of achieving a liquidity event, such as an initial public offering, direct listing, or sale of our Company, given prevailing market conditions; and
(vii)
precedent transactions involving our shares.

Restricted Stock Units

RSUs granted under the 2021 Plan generally vest based on continued service, typically over a four-year period. RSUs granted pursuant to the 2014 Plan vest according to a service condition as well as a performance condition, through a liquidity event, including (i) a change in control of the Company or (ii) the initial public offering of the Company’s equity securities, following which the securities shall be publicly traded, which includes a direct listing. As a result of the Direct Listing, the performance condition for all RSUs granted pursuant to the 2014 Plan has been met. During 2021, the Company recorded $15.4 million in expense related to RSUs.

No RSUs were granted during years ended December 31, 2020 and 2019. Additionally, no stock-based compensation expense was recognized during the years ended December 31, 2020 and 2019 as the Company evaluated the performance condition being met as not probable as of December 31, 2020 and 2019.

As of December 31, 2021, total unrecognized stock-based compensation expense related to RSUs was $55.3 million. This unrecognized expense as of December 31, 2021 is expected to be recognized over the weighted average remaining vesting period of 2.01 years. As of December 31, 2021, the Company had 226,563 shares of non-employee RSUs outstanding under the combined stock plans.

RSU activity for the year ended December 31, 2021 was as follows:

	Restricted stock units	Weighted-average grant date fair value per share
Balance as of December 31, 2020	2,571,430	$1.42
Granted	1,788,011	37.82
Vested	(2,617,993)	1.83
Cancelled/forfeited	(24,834)	22.66
Balance as of December 31, 2021	1,716,614	$38.40

2021 Employee Stock Purchase Plan

In August 2021, the Company’s board of directors adopted, and its stockholders approved, the ESPP, which became effective in connection with the Direct Listing. The ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. A total of 2,663,371 shares of the Company’s Class A common stock have been reserved for future issuance under the ESPP, in addition to any annual automatic evergreen increases in the number of shares of Class A common stock reserved for future issuance under the ESPP. The ESPP offers employees the option to purchase shares through a series of consecutive 12 month offering periods on each May 15th and November 15th (with two six-month purchase periods during each offering period). The initial offering period under the ESPP will be longer than 12 months, commencing on September 28, 2021 and ending on November 14, 2022, with the first purchase period commencing on September 28, 2021 and ending on May 14, 2022. The price at which Class A common stock is purchased under the ESPP is equal to the lower of (i) 85% of the closing trading price per share of the Company's Class A common stock on the first trading date of an offering period in which a participant is enrolled or (ii) 85% of the closing trading price per share on the purchase date, which will occur on the last trading day of each purchase period, or such other price designated by the administrator.

The following assumptions were used to calculate the fair value of shares to be granted under the ESPP during the period utilizing the Black-Scholes option-pricing model:

Year Ended December 31, 2021

Fair value of common stock	$66.07
Expected dividend yield	—
Risk-free interest rate	0.10% - 0.20%
Expected volatility	60%
Expected term (years)	0.46 - 0.97

The expected term for the ESPP purchase rights is based on the duration of the offering period. Estimated volatility for ESPP purchase rights is based on the historical volatility of a group of industry peers as sufficient history is not available for our common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time the ESPP purchase right was granted at the beginning of the offering period. We have not declared, nor do we expect to declare dividends.

As of December 31, 2021, no shares have been purchased under the ESPP. During the year ended December 31, 2021, the Company recognized $0.6 million of stock-based compensation expense related to the ESPP and withheld $1.0 million in contributions from employees. As of December 31, 2021, total unrecognized compensation costs related to the ESPP was $5.4 million, which will be amortized over a weighted average period of 0.87 years.

Stock-based compensation expense, net of actual forfeitures is reflected in the consolidated statement of operations (in thousands):

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019

Cost of revenue	$1,951	$590	$358
Research and development	13,613	5,582	1,419
Sales and marketing	7,871	6,512	4,429
General and administrative	10,959	3,869	1,128
Total stock-based compensation expense	$34,394	$16,553	$7,334

During 2021, 2020 and 2019, the Company facilitated secondary transactions with select executives in which common stock was sold above fair value. Therefore, the Company has recorded $1.1 million, $11.1 million, $2.2 million as compensation expense included in the above table in the years ended December 31, 2021, 2020, and 2019, respectively.

(6)
Employee Benefit Plans

The Company has established a savings and retirement plan for employees that permits participants to make contributions by salary deductions pursuant to Section 401(k) of the Internal Revenue Code. The plan is available to all regular employees on the Company’s U.S. payroll. The Company does not currently match employees’ contributions.

(7)
Income Taxes

Pre-tax book loss has been recorded in the following jurisdictions (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$(79,354)	$(26,758)	$(35,641)
Foreign	5,400	3,024	2,770
Worldwide pre-tax loss	$(73,954)	$(23,734)	$(32,871)

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	26	12	27
Foreign	583	353	156
Total Current	$609	$365	$183
Deferred:
Federal	$(320)	$—	$—
State	(57)	—	—
Foreign	797	468	480
Total Provision	$1,029	$833	$663

The provision for income taxes differs from the amount computed by applying the federal income tax rate of 21% to pre-tax loss for the years ended December 31, 2021, 2020, and 2019 from operations as a result of the following:

	Year Ended December 31,
	2021	2020	2019
Statutory federal income tax rate	21.00%	21.00%	21.00%
State income taxes, net of federal tax benefits	3.88	4.12	3.89
Permanent differences	(6.74)	(1.14)	(1.56)
Tax credits	6.12	14.53	2.40
Foreign rate differential	(0.33)	(0.78)	(0.24)
Stock based compensation	88.87	(11.60)	(1.39)
Other	(0.02)	(1.07)	0.30
Valuation allowance	(114.17)	(28.57)	(26.40)
Tax provision	(1.39)%	(3.51)%	(2.00)%

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities as of December 31, 2021, 2020, and 2019 related to the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Deferred tax assets:
NOL carryforwards	$103,028	$23,493	$18,991
Credit carryforwards	9,742	5,199	1,749
Stock-based compensation	3,456	1,061	965
Accruals and reserves	533	326	275
Fixed assets	—	73	33
Intangibles	—	168	—
Other	44	37	21
Gross tax assets	116,803	30,357	22,034
Valuation allowance	(110,720)	(26,286)	(19,504)
Realizable deferred tax assets	6,083	4,071	2,530
Deferred tax liabilities:
Deferred commission costs	$(6,881)	$(4,727)	$(3,006)
Internal use software	(643)	(277)	—
Fixed assets	(1)	—	—
Intangibles	(303)	(14)	—
Other	—	(1)	(4)
Gross deferred liabilities	(7,828)	(5,019)	(3,010)
Net deferred tax assets (liabilities)	$(1,745)	$(948)	$(480)

Income taxes are accounted for under the asset-and-liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforward. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income or loss in the future years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established for deferred tax assets to the extent it is more likely than not that the deferred tax assets may not be realizable.

The Company evaluates uncertain tax positions taken or expected to be taken in the course of preparing its tax return to determine whether the tax positions are more likely than not of being sustained upon challenge by the applicable taxing authority. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or remeasurement are reflected in the period in which the change in judgment occurs.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the levels of historical taxable income and projections for future taxable income over the period in which temporary differences are deductible, the Company has recorded a valuation allowance for substantially all of its deferred tax assets, except to the extent of deferred tax liabilities, as it is unable to conclude that it is more likely than not that the deferred tax assets in excess of deferred tax liabilities will be realizable.

At December 31, 2021, the Company had approximately $415.8 million and $245.6 million of net operating loss carryforwards available to offset future federal and state taxable income, respectively. If realized, none of the net operating loss carryforwards will be recognized as a benefit through additional paid-in capital. If not realized, federal carryforward losses of $25.4 million will expire beginning in 2032 and $390.5 million of carryforward losses will carryforward indefinitely. State carryforwards will expire beginning 2030.

At December 31, 2021, the Company had tax credit carryforwards of $5.4 million, net of reserves to offset future federal tax and $5.5 million of tax credit carryforwards, net of reserves to offset state income tax. The carryforwards will expire in various amounts for federal purposes beginning 2033. The California R&D credits will not expire but the California competes tax credits will expire beginning 2026.

Utilization of net operating loss carryforwards and credits may be subject to substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in the expiration of the net operating losses before utilization.

As of December 31, 2021, the Company had unrecognized income tax benefits of $2.3 million. The increase in the Company’s unrecognized tax benefit was primarily attributable to current year credit activities. A reconciliation of the beginning and ending amount of unrealized tax benefit (excluding interest and penalties) is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Beginning balance	$1,226	$766	$230
Increases related to tax positions taken during a prior year	1,027	460	536
Decreases related to tax positions taken during a prior year	—	—	—
Increases related to tax positions taken during the current year	—	—	—
Ending balance	$2,253	$1,226	$766

The total unrecognized tax benefit, if recognized, would not affect the Company’s effective tax rate as the tax benefit would increase the deferred tax asset, which is currently offset with a full valuation allowance. The Company does not anticipate that the amount of existing unrecognized tax benefit will significantly increase or decrease within the next 12 months. Accrued interest and penalties related to the unrecognized tax benefits are recorded in income tax expense. No interest, penalties, or tax benefits were recognized during the year ended December 31, 2021.

The Company files U.S. federal, Netherlands, United Kingdom, France, Singapore, Japan, Germany, and Canada income tax returns as well as state income tax returns for various state jurisdictions. Due to the Company’s net operating loss carryforwards in the United States, its income tax returns remain subject to federal and state tax authorities for all prior years. There are no tax years under examination by any jurisdiction at this time.

The Company provides for U.S. federal income taxes on the earnings of foreign subsidiaries unless they are considered permanently reinvested outside of the U.S. As of December 31, 2021, the Company’s management is asserting that it is their intent to indefinitely reinvest unremitted foreign earnings for all its foreign entities.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act') was enacted and signed into law. The CARES Act, among other things, includes provisions related to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act is not expected to have a material impact to income taxes in the Company’s financial statements.

(8)
Commitments and Contingencies

Operating Leases

In May 2021, the Company entered into a new sublease agreement for its principal executive office located in San Francisco.

Future minimum annual lease payments under the non-cancellable operating lease agreements as of December 31, 2021 are as follows (in thousands):

As of December 31, 2021
Year ending December 31:
2022	$2,767
2023	3,883
2024	3,988
2025	3,207
2026 and thereafter	463
Total minimum lease payments	$14,308

The Company recognizes minimum rental expenses on a straight-line basis over the term of the lease. Rent expense for the years ended December 31, 2021, 2020, and 2019 was $3.9 million, $4.2 million, and $4.0 million, respectively.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Net loss attributable to Class A and Class B common stockholders	$(74,983)	$(24,567)	$(33,534)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	51,360	25,060	24,322
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(1.46)	$(0.98)	$(1.38)

The following potential common shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Redeemable convertible preferred stock	—	61,718	56,481
Warrants	—	7	7
Non-plan stock options	—	36	36
Equity plan stock options outstanding	21,214	28,445	21,294
Equity plan stock options early exercised	799	276	136
RSUs outstanding	1,717	2,571	2,571
Restricted shares	362	—	—
Shares issuable pursuant to the ESPP	198	—	—
Total	24,290	93,053	80,525

(10) Subsequent Events

In January and February 2022, the Company issued 0.4 million RSUs to its employees with service-based vesting conditions. The service-based vesting condition for these awards is satisfied over four years. The grant date fair value of the RSUs issued in January and February 2022 was approximately $19.3 million.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent limitations on Effectiveness of Controls and Procedures

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

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We maintain a code of business conduct and ethics that incorporates our code of ethics applicable to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of business conduct and ethics is available under the Corporate Governance section of our Investor Relations website at investors.amplitude.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of our code of business conduct and ethics by posting such information on the website address and location specified above.

The remaining information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1.
Financial Statements

The following financial statement are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2.
Financial Statement Schedules

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

3.
Exhibits

The documents listed in the following Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant.	8-K	001-40817	3.1	9/21/2021
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-40817	3.2	9/21/2021
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.					X
4.2	Specimen Stock Certificate evidencing the shares of Class A Common Stock.	S-1	333-259168	4.2	8/30/2021
4.3	Specimen Stock Certificate evidencing the shares of Class B Common Stock.	S-8	333-259698	4.4	9/21/2021
4.4	Amended and Restated Investors’ Rights Agreement, dated as of May 28, 2021, as amended, by and among the Registrant and certain of its stockholders.	S-1	333-259168	4.3	8/30/2021
4.5	Warrant to Purchase Common Stock, dated November 22, 2017, issued to Pacific Western Bank.	S-1	333-259168	4.4	8/30/2021
10.1	Sublease, dated May 13, 2021, by and between the Registrant and Postmates, LLC.	S-1	333-259168	10.1	8/30/2021
10.2(a)#	Amended and Restated 2014 Stock Option and Grant Plan, as amended.	S-1	333-259168	10.2(a)	8/30/2021
10.2(b)#	Form Agreements under Amended and Restated 2014 Stock Option and Grant Plan, as amended.	S-1	333-259168	10.2(b)	8/30/2021
10.3(a)#	2021 Incentive Award Plan.	S-1	333-259168	10.3(a)	8/30/2021
10.3(b)#	Form Agreements under 2021 Incentive Award Plan.	S-1	333-259168	10.3(b)	8/30/2021

10.4#	2021 Employee Stock Purchase Plan.	S-1	333-259168	10.4	8/30/2021
10.5#	Form of Indemnification Agreement between the Registrant and each of its Directors and Executive Officers.	S-1	333-259168	10.5	8/30/2021
10.6#	Non-Employee Director Compensation Program.	S-1	333-259168	10.6	8/30/2021
10.7#	Form of Executive Employment Agreement between the Registrant and each of its Executive Officers.	S-1	333-259168	10.7	8/30/2021
21.1	Subsidiaries of Registrant					X
23.1	Consent of KPMG LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included in signature page hereto)					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

# Indicates management contract or compensatory plan

* The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Amplitude, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amplitude, Inc.

By:

/s/ Spenser Skates
Spenser Skates Chief Executive Officer

Date: February 16, 2022

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Spenser Skates, Hoang Vuong, and Elizabeth Fisher, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Spenser Skates	Chief Executive Officer and Chairperson	February 16, 2022
Spenser Skates	(Principal Executive Officer)

/s/ Hoang Vuong	Chief Financial Officer	February 16, 2022
Hoang Vuong	(Principal Financial Officer)

/s/ Ninos Sarkis	Chief Accounting Officer	February 16, 2022
Ninos Sarkis	(Principal Accounting Officer)

/s/ Neeraj Agrawal	Director	February 16, 2022
Neeraj Agrawal

/s/ Ron Gill	Director	February 16, 2022
Ron Gill

/s/ Pat Grady	Director	February 16, 2022
Pat Grady

/s/ Curtis Liu	Director	February 16, 2022
Curtis Liu

/s/ Erica Schultz	Director	February 16, 2022
Erica Schultz

/s/ Elisa Steele	Director	February 16, 2022
Elisa Steele

/s/ Eric Vishria	Director	February 16, 2022
Eric Vishria

/s/ James Whitehurst	Director	February 16, 2022
James Whitehurst

/s/ Catherine Wong	Director	February 16, 2022
Catherine Wong