Form 10-Q
period 2022-03-31
Amplitude, Inc.
filed 2022-05-05
CIK 1866692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 28, 2022, there were 59,747,648 shares of the registrant's Class A common stock and 51,772,184 shares of the registrant's Class B common stock, each with a $0.00001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements about:

•
our expectations regarding our revenue, expenses, and other operating results;
•
our ability to acquire new customers;
•
our ability to increase usage of our Digital Optimization System and upsell and cross sell additional products;
•
our ability to achieve or sustain profitability;
•
future investments in our business, our anticipated capital expenditures, and our estimates regarding our capital requirements;
•
the costs and success of our sales and marketing efforts, including our ability to grow and maintain our channel partners, and our ability to promote our brand;
•
the effects of the coronavirus ("COVID-19") pandemic and other global events on our business and the global economy generally, including as a result of any new strains or variants of the virus as well as the recent and developing war in Ukraine;
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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors discussed in Part I, Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q as well as other documents that may be filed by us from time to time with the Securities and Exchange Commission. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to our most recent Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Quarterly Report on Form 10-Q by these cautionary statements.

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
•
Our stock price has been, and in the future, may be, volatile, and could decline significantly and rapidly.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AMPLITUDE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(unaudited)

	As of March 31, 2022	As of December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$300,422	$307,445
Accounts receivable, net of allowance for doubtful accounts of $258 and $85 as of March 31, 2022 and December 31, 2021, respectively	23,273	20,444
Prepaid expenses and other current assets	21,577	19,116
Deferred commissions, current	8,876	8,112
Total current assets	354,148	355,117
Property and equipment, net	6,235	4,832
Intangible assets, net	3,065	3,554
Goodwill	4,073	4,073
Restricted cash, noncurrent	850	850
Deferred commissions, noncurrent	22,199	20,573
Operating lease right-of-use assets	11,398	—
Other noncurrent assets	12,225	11,389
Total assets	$414,193	$400,388
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,035	$3,363
Accrued expenses	22,697	17,936
Deferred revenue	75,137	69,294
Total current liabilities	99,869	90,593
Operating lease liabilities, noncurrent	9,632	—
Noncurrent liabilities	1,843	3,247
Total liabilities	111,344	93,840
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.00001 par value per share; 20,000 shares authorized as of March 31, 2022 and December 31, 2021; zero shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Class A common stock, $0.00001 par value per share; 600,000 shares authorized as of March 31, 2022 and December 31, 2021; 59,712 and 58,725 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1	1
Class B common stock, $0.00001 par value per share; 600,000 shares authorized as of March 31, 2022 and December 31, 2021; 51,795 and 51,151 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	504,859	486,354
Accumulated deficit	(202,011)	(179,807)
Total stockholders’ equity	302,849	306,548
Total liabilities and stockholders’ equity	$414,193	$400,388

See accompanying notes to condensed consolidated financial statements.

AMPLITUDE, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2022	2021

Revenue	$53,065	$33,110
Cost of revenue	16,063	10,255
Gross profit	37,002	22,855
Operating expenses:
Research and development	16,501	6,985
Sales and marketing	28,130	16,770
General and administrative	14,362	5,249
Total operating expenses	58,993	29,004
Other income (expense), net	86	(12)
Loss before provision for income taxes	(21,905)	(6,161)
Provision for income taxes	315	278
Net loss	$(22,220)	$(6,439)
Net loss per share attributable to Class A and Class B common stockholders:
Basic and diluted	$(0.20)	$(0.23)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders:
Basic and diluted	109,553	27,926

See accompanying notes to condensed consolidated financial statements.

AMPLITUDE, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands)

(unaudited)

	Redeemable convertible preferred stock		Class A and Class B common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)
Balance at December 31, 2021	—	—	109,876	$1	$486,354	$(179,807)	$306,548
Stock-based compensation expense	—	—	—	—	13,785	—	13,785
Exercise of stock options	—	—	1,603	—	3,977	—	3,977
Vesting of early exercised stock options	—	—	—	—	743	—	743
Vesting of restricted stock units	—	—	31	—	—	—	—
Donation of common stock and repurchase of unvested stock options	—	—	(3)	—	—	—	—
Cumulative impact of Topic 842 adoption	—	—	—	—	—	17	17
Net loss	—	—	—	—	—	(22,220)	(22,220)
Balance at March 31, 2022	—	$—	111,507	$1	$504,859	$(202,011)	$302,849

	Redeemable convertible preferred stock		Class A and Class B common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)
Balance at December 31, 2020	61,717	$187,811	27,924	$-	$37,704	$(104,824)	$(67,120)
Stock-based compensation expense	-	-	-	-	2,628	-	2,628
Exercise of stock options	-	-	1,226	-	1,488	-	1,488
Vesting of early exercised stock options	-	-	-	-	179	-	179
Net loss	-	-	-	-	-	(6,439)	(6,439)
Balance at March 31, 2021	61,717	$187,811	29,150	$-	$41,999	$(111,263)	$(69,264)

See accompanying notes to condensed consolidated financial statements.

AMPLITUDE, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(22,220)	$(6,439)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	901	541
Stock-based compensation expense	13,503	2,577
Other	118	231
Non-cash operating lease costs	809	-
Changes in operating assets and liabilities:
Accounts receivable	(2,905)	2,126
Prepaid expenses and other current assets	(2,460)	(2,251)
Deferred commissions	(2,391)	(1,269)
Other noncurrent assets	(836)	(1,316)
Accounts payable	(1,328)	(1,555)
Accrued expenses	2,946	(737)
Deferred revenue	5,843	7,630
Operating lease liabilities	(269)	-
Net cash used in operating activities	(8,289)	(462)
Cash flows from investing activities:
Purchase of property and equipment	(713)	(250)
Capitalization of internal-use software costs	(594)	(381)
Net cash used in investing activities	(1,307)	(631)
Cash flows from financing activities:
Proceeds from the exercise of stock options	3,989	2,018
Cash received for tax withholding obligations on equity award settlements	7,342	287
Cash paid for tax withholding obligations on equity award settlements	(8,758)	(287)
Net cash provided by financing activities	2,573	2,018
Net increase (decrease) in cash, cash equivalents, and restricted cash	(7,023)	925
Cash, cash equivalents, and restricted cash at beginning of period	308,295	118,863
Cash, cash equivalents, and restricted cash at end of period	$301,272	$119,788
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$112	$67
Non-cash investing and financing activities:
Vesting of early exercised options	$743	$179
Purchases of property and equipment included in liabilities	$225	$10
Capitalization of internal-use software costs	$282	$50

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

The unaudited condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including certain notes required by U.S. GAAP on an annual reporting basis. In management's opinion, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to state fairly the balance sheet, statements of operations, statements of redeemable convertible preferred stock and stockholders' equity (deficit), and statements of cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Form 10-K") .

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
•
useful lives of long-lived assets;
•
valuation of the Company’s common stock and stock-based awards for periods prior to the direct listing of the Company's Class A common stock on the Nasdaq Capital Market (the "Direct Listing");
•
valuation of goodwill and intangible assets;
•
the recognition, measurement, and valuation of deferred tax assets and income tax uncertainties; and

•
incremental borrowing rate used for operating leases.

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

No customer accounted for 10% or more of total revenue for the three months ended March 31, 2022 and 2021. As of the quarter ended March 31, 2022, no customer accounted for 10% of accounts receivable. As of the year ended December 31, 2021, one customer represented 10% of accounts receivable.

Significant Accounting Policies

The Company's significant accounting policies are described in the 2021 Form 10-K. There have been no significant changes to these policies that have had a material impact on the Company's condensed consolidated financial statements and related notes for the three months ended March 31, 2022 other than for the adoption of new accounting guidance related to leases effective January 1, 2022 further described below.

Operating Leases

The Company determines if an arrangement is, or contains, a lease at inception. Leases arise from contractual obligations that convey the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. The Company determines whether an arrangement is or contains a lease at inception, based on whether there is an identified asset and whether the Company controls the use of the identified asset throughout the period of use. At lease commencement date, the Company determines lease classification between finance and operating, allocates the consideration to the lease and non-lease components and recognizes a right-of-use ("ROU") asset and corresponding lease liability for each lease component. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments based on the lease contracts.

Operating lease ROU assets and liabilities were recognized at adoption date or lease commencement date, if the commencement date was after January 1, 2022, based on the present value of lease payments over the remaining lease term. The Company’s lease contracts do not provide an implicit rate, as such the Company used its incremental borrowing rate based on the information available at adoption date or lease commencement date, if the commencement date was after January 1, 2022, in determining the present value of lease payments. The operating lease ROU assets also include any lease payments made to the lessors at or before the lease commencement date, and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

The lease liability is initially measured as the present value of the remaining lease payments over the lease term. The discount rate used to determine the present value is the Company's incremental borrowing rate unless the interest rate implicit in the lease is readily determinable. The Company estimates the incremental borrowing rate based on the information available at lease commencement date for borrowings with a similar term. The ROU asset is initially measured as the present value of the lease payments, adjusted for initial direct costs, prepaid lease payments to lessors and lease incentives. The operating lease right-of-use assets and liabilities recognized at January 1, 2022, the adoption date, were based on the present value of lease payments over the remaining lease term as of that date, using the incremental borrowing rate as of that date.

The Company elected the practical expedients to not recognize right-of-use assets and liabilities for leases with a term of less than twelve months and to not separate non-lease components from the associated lease components for the Company's office leases and certain other asset classes. The total consideration includes fixed payments and contractual escalation provisions. The Company is responsible for maintenance, insurance, property taxes and other variable payments, which are expensed as incurred. The Company's leases include options to renew or terminate. The Company includes the option to renew or terminate in the determination of the lease term when the option is deemed to be reasonably certain that the Company will exercise that option. The Company accounts for changes in the expected lease term as a modification of the original contract.

Operating leases are classified in "Operating lease right-of-use assets" and "Operating lease liabilities, noncurrent" on the Company's condensed consolidated balance sheets. The current balance of the operating lease liabilities is included within "Accrued expenses" on the Company's condensed consolidated balance sheets. Operating lease expense is recognized on a straight-line basis over the expected lease term and included in "Operating expenses" in the Company's condensed consolidated statements of operations.

Recently Adopted Accounting Pronouncements

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

The Company adopted the new standard as of January 1, 2022, and recognized a cumulative-effect adjustment to the opening balance of accumulated deficit as of adoption date. The Company elected the optional transition approach to not apply Topic 842 in the comparative periods presented. The Company elected the relief package of practical expedients to not reassess whether existing contracts contain leases, the lease term and classification for existing leases and whether existing initial direct costs meet the new definition. The adoption of Topic 842 resulted in the recognition of total right-of-use of $11.6 million and total lease liabilities of $13.2 million as of the date of adoption. Additionally, the Company has derecognized $1.6 million in deferred rent upon adoption of this standard. The adoption of Topic 842 did not have a material impact to the condensed consolidated statements of operations or statements of cash flows.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350), which eliminates Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on today’s Step 1). This update is effective for annual and interim impairment tests performed in periods beginning after December 15, 2022. The Company early adopted the standard as of January 1, 2022. The adoption of ASC 350 did not have a material impact to the condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

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

(2)
Revenue from Contracts with Customers

Deferred Revenue and Remaining Performance Obligations

The amount of revenue recognized in the three months ended March 31, 2022 that was included in deferred revenue as of December 31, 2021 was $35.7 million.

As of March 31, 2022 and December 31, 2021, unrecognized transaction price related to remaining performance obligations was $194.4 million and $170.1 million, respectively. The Company’s remaining performance obligations as of March 31, 2022 and December 31, 2021 are expected to be recognized as follows (in thousands):

	As of March 31, 2022	As of December 31, 2021
Less than or equal to 12 months	$149,583	$137,266
Greater than 12 months	44,851	32,868
Total remaining performance obligations	$194,434	$170,134

Disaggregation of Revenue

The following table shows the Company’s disaggregation of revenue by geographic areas, as determined based on the billing address of its customers (in thousands):

	Three Months Ended March 31,
	2022	2021
United States	$33,521	$21,028
International	19,544	12,082
Total revenue	$53,065	$33,110

Deferred Commissions

Commissions paid upon the initial acquisition of a contract are deferred and then amortized on a straight-line basis over a period of benefit, determined to be five years. The following table represents a rollforward of the Company’s deferred commissions for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Beginning balance	$28,685	$19,440
Additions to deferred commissions	4,421	2,692
Amortization of deferred commissions	(2,031)	(1,423)
Ending balance	31,075	20,709
Deferred commissions, current portion	8,876	5,990
Deferred commissions, net of current portion	22,199	14,719
Total deferred commissions	$31,075	$20,709

(3)
Balance Sheet Components

The following tables show the Company’s financial statement details as of March 31, 2022 and 2021 and December 31, 2021 and 2020.

Cash, Cash Equivalents and Restricted Cash

The following table represents the Company's cash, cash equivalents, and restricted cash at each period end (in thousands):

	As of March 31,		As of December 31,
	2022	2021	2021	2020
Cash and cash equivalents	$300,422	$118,708	$307,445	$117,783
Restricted cash, current	—	1,080	—	1,080
Restricted cash, noncurrent	850	—	850	—
Total cash, cash equivalents, and restricted cash	$301,272	$119,788	$308,295	$118,863

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of March 31, 2022	As of December 31, 2021

Prepaid hosting	$10,777	$9,216
Other prepaid expenses and other assets	10,800	9,900
Total prepaid expense and other current assets	$21,577	$19,116

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of March 31, 2022	As of December 31, 2021

Accrued commission	$4,719	$4,708
Accrued payroll and employee related taxes	1,568	2,689
Accrued sales tax	267	932
Liability from early exercised stock options	2,974	3,708
2021 Employee Stock Purchase Plan withholding	3,499	981
Operating lease liabilities, current	3,795	—
Other accrued liabilities	5,875	4,918
Total accrued expenses	$22,697	$17,936

(4)
Intangible Assets and Goodwill

Intangible Assets Other Than Goodwill

Intangible assets, net consisted of the following (in thousands):

	As of March 31, 2022			As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology	$5,550	$(2,759)	$2,791	$5,550	$(2,303)	$3,247
Customer related	400	(126)	274	400	(93)	307
Intangible assets, net	$5,950	$(2,885)	$3,065	$5,950	$(2,396)	$3,554

Amortization expense of intangible assets was $0.5 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, future amortization expense is expected to be as follows (in thousands):

Amount
Remainder of 2022	$1,494
2023	1,239
2024	332
2025	—
2026	—
Total	$3,065

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

The Company has reserved shares of its common stock as follows:

	As of March 31, 2022	As of December 31, 2021

2014 Stock Option and Grant Plan and 2021 Incentive Award Plan:
Equity plan stock options outstanding	18,076,050	21,214,155
RSUs outstanding	4,090,669	1,716,614
Shares available for future issuance	23,630,605	19,005,008
2021 Employee Stock Purchase Plan:
Shares available for future issuance	3,762,132	2,663,371
Total reserved shares	49,559,456	44,599,148

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

Stock Option Awards

Stock options granted under the 2014 Plan and the 2021 Plan (collectively, the "combined stock plans") generally vest based on continued service over four years. Options issued outside of the combined stock plans were immaterial and therefore not discussed further below.

Option activity under the Company's combined stock plans for the three months ended March 31, 2022 is set forth below:

			Weighted
		Weighted	average	Aggregate
	Outstanding	average	remaining	intrinsic
	stock	exercise	contractual	value
	options	price	life (years)	(in thousands)
Balances as of December 31, 2021	21,214,155	$4.15	8.12	$1,035,039
Exercised	(1,603,403)	2.49
Cancelled/forfeited	(1,534,702)	7.89
Balances as of March 31, 2022(1)	18,076,050	$3.99	7.88	$261,018
Exercisable as of March 31, 2022(2)	12,120,800	$2.86	7.48	$188,721

(1)
As no forfeitures are estimated due to the Company's adoption of ASU No. 2016-09, all options are vested or expected to vest. As of March 31, 2022, no options were outstanding that were subject to a future performance condition
(2)
Exercisable shares include vested options as well as unvested shares that can be early exercised

During December 2020, the Company granted 1,756,545 stock options to two executives which contain both a service condition and a performance condition. Based on the terms of the options, the vesting commencement date is defined as the date on which a registration statement on Form S-1 filed with the SEC becomes effective (a “QPO Event”). In conjunction with the Direct Listing, a QPO Event occurred and therefore the options began to vest 1/24th each month subsequent to September 21, 2021. During the three months ended March 31, 2022, the Company recognized $0.5 million in expense related to these awards using the accelerated attribution method. The unrecognized stock-based compensation expense was $1.2 million and $1.7 million as of March 31, 2022 and December 31, 2021, respectively.

The aggregate intrinsic values of options are calculated as the difference between the exercise price of the options and the market price for shares of the Company’s common stock as of each period-end. The total intrinsic value of options exercised for the three months ended March 31, 2022 and 2021 was $25.6 million and $7.2 million, respectively.

No stock options were granted during the three months ended March 31, 2022. Stock options granted during the three months ended March 31, 2021 had a weighted average grant date fair value of $3.42 per share. With the exception of the performance options detailed above, the fair value is being expensed over the vesting period of the options on a straight-line basis as the services are being provided. The total grant date fair value of shares vested during the three months ended March 31, 2022 and 2021 was $4.6 million and $1.7 million, respectively. No tax benefits were realized from options during the periods.

As of March 31, 2022, total unrecognized stock-based compensation expense related to options outstanding under the combined stock plans was $31.3 million. This unrecognized expense as of March 31, 2022 is expected to be recognized over the weighted average remaining vesting period of 2.52 years. As of March 31, 2022, the Company had 374,500 shares of non-employee stock options outstanding under the combined stock plans.

The fair value of each option granted to employees under the 2021 Plan is estimated on the grant date using the Black-Scholes pricing model. Based on the nature of the underlying options granted under the 2014 Plan, the fair value of each option granted to employees is estimated on the date of grant using the Monte Carlo simulation model.

Restricted Stock Units

RSUs granted under the 2021 Plan generally vest based on continued service, typically over a three- to four-year period. RSUs granted pursuant to the 2014 Plan vest according to a service condition as well as a performance condition, through a liquidity event, including (i) a change in control of the Company or (ii) the initial public offering of the Company’s equity securities, following which the securities shall be publicly traded, which includes a direct listing. As a result of the Direct Listing, the performance condition for all RSUs granted pursuant to the 2014 Plan has been met. During the three months ended March 31, 2022, the Company recorded $6.1 million in expense related to RSUs.

No RSUs were granted during the three months ended March 31, 2021 and no stock-based compensation expense had been recognized during this period as the Company evaluated the performance condition being met as not probable as of March 31, 2021.

As of March 31, 2022, total unrecognized stock-based compensation expense related to RSUs was $101.4 million. This unrecognized expense as of March 31, 2022 is expected to be recognized over the weighted average remaining vesting period of 2.63 years. As of March 31, 2022, the Company had 254,892 shares of non-employee RSUs outstanding under the combined stock plans.

RSU activity during the three months ended March 31, 2022 was as follows:

	Restricted stock units	Weighted-average grant date fair value per share
Balance as of December 31, 2021	1,716,614	$38.40
Granted	2,463,780	22.53
Vested	(30,905)	30.86
Cancelled/forfeited	(58,820)	55.01
Balance as of March 31, 2022	4,090,669	$28.66

2021 Employee Stock Purchase Plan

In August 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (the "ESPP"), which became effective in connection with the Direct Listing. The ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. A total of 2,663,371 shares of the Company’s Class A common stock have been reserved for future issuance under the ESPP, in addition to any annual automatic evergreen increases in the number of shares of Class A common stock reserved for future issuance under the ESPP. The ESPP offers employees the option to purchase shares through a series of consecutive 12 month offering periods on each May 15th and November 15th (with two six-month purchase periods during each offering period). The initial offering period under the ESPP will be longer than 12 months, commencing on September 28, 2021 and ending on November 14, 2022, with the first purchase period commencing on September 28, 2021 and ending on May 14, 2022. The price at which Class A common stock is purchased under the ESPP is equal to the lower of (i) 85% of the closing trading price per share of the Company's Class A common stock on the first trading date of an offering period in which a participant is enrolled or (ii) 85% of the closing trading price per share on the purchase date, which will occur on the last trading day of each purchase period, or such other price designated by the administrator.

As of March 31, 2022, no shares have been purchased under the ESPP. For the three months ended March 31, 2022, the Company recognized $1.4 million of stock-based compensation expense related to the ESPP and withheld $2.5 million in contributions from employees. As of March 31, 2022, total unrecognized compensation costs related to the ESPP was $4.0 million, which will be amortized over a weighted average period of 0.62 years.

Stock-based compensation expense, net of actual forfeitures is reflected in the condensed consolidated statement of operations (in thousands):

	Three Months Ended March 31,
	2022	2021

Cost of revenue	$922	$236
Research and development	4,284	910
Sales and marketing	3,240	823
General and administrative	5,057	608
Total stock-based compensation expense	$13,503	$2,577

(6)
Income Taxes

The Company had an effective tax rate of (1.4)% and (4.5)% for the three months ended March 31, 2022 and 2021, respectively. The Company continues to incur U.S. operating losses and has minimal profits in its foreign jurisdictions.

During the three months ended March 31, 2022 and 2021, the Company has evaluated all available evidence, both positive and negative, including historical levels of income, and expectations and risks associated with estimates of future taxable income, and has determined that it is more likely than not that its net deferred tax assets will not be realized in the United States. Due to uncertainties surrounding the realization of the deferred tax assets, the Company continues to maintain a full valuation allowance against its net deferred tax assets within the United States.

(7)
Operating Leases

The components of lease expense were as follows (in thousands, except years and rate):

Three Months Ended March 31, 2022
Operating lease cost	$807
Short-term lease cost	141
Total lease cost	$948
Weighted average remaining term (years)	3.57
Weighted average discount rate	2.92%

Supplemental cash flow information related to operating leases is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Right-of-use assets obtained in exchange for new operating lease liabilities	$500	-
Cash paid for operating lease liabilities	$269	-

Future minimum lease payments under non-cancellable operating leases with initial lease terms in excess of one year included in the Company’s lease liabilities as of March 31, 2022 are as follows (in thousands):

Year ending December 31:
Remainder of 2022	$2,775
2023	3,943
2024	3,914
2025	3,127
2026 and thereafter	400
Total undiscounted operating lease payments	$14,159
Less: imputed interest	(732)
Total operating lease liabilities	$13,427

Future minimum payments under non-cancellable operating leases consisted of the following as of December 31, 2021 (in thousands):

Year ending December 31:
2022	$2,767
2023	3,883
2024	3,988
2025	3,207
2026 and thereafter	463
Total minimum lease payments	$14,308

For the three months ended March 31, 2021, rent expense was $1.1 million.

(8)
Commitments and Contingencies

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021

Net loss attributable to Class A and Class B common stockholders	$(22,220)	$(6,439)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	109,553	27,926
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.20)	$(0.23)

The following potential common shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021

Redeemable convertible preferred stock	—	61,717
Warrants	—	7
Non-plan stock options	—	36
Equity plan stock options outstanding	18,076	29,424
Equity plan stock options early exercised	607	373
RSUs outstanding	4,091	2,571
Restricted shares	332	—
Shares issuable pursuant to the ESPP	328	—
Total	23,434	94,128

(10) Subsequent Events

In April 2022, the Company granted RSUs representing 0.6 million shares of Class A common stock to certain of its employees with service-based vesting conditions. The service-based vesting condition for these awards is satisfied over four years for the majority of the RSUs granted. The grant date fair value of the RSUs granted in April 2022 was approximately $11.4 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes appearing in our Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Form 10-K"). As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

At the core of our Digital Optimization System is our Behavioral Graph, a proprietary, purpose-built behavioral database that is the largest of its kind. Our Behavioral Graph instantly finds patterns, makes recommendations, and connects customer actions along their journeys to outcomes that drive engagement, growth, and loyalty. We have architected our Behavioral Graph to power numerous products linking data to insight to action, beginning first with our product analytics solution. G2 ranked Amplitude as the #3 best software product overall and #5 best enterprise product in their 2022 Best Software Awards. The G2 Spring 2022 Report also ranked Amplitude as the #1 product analytics solution for the seventh quarter in a row, #1 in mobile analytics, and #3 in digital analytics. We have since expanded our Digital Optimization System to include products that enable cross-functional teams to personalize the digital product experiences of their customers, including our Recommend and Experiment offerings, which were both released in 2021.

We have experienced significant growth in recent years driven by the rapid adoption of our Digital Optimization System by our diversified base of more than 1,700 paying customers globally. Our customers span across industries and sizes, from the leading digital innovators to those looking to transform and adapt their business in the new digital age.

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

As of March 31, 2022 and 2021, we had 1,701 and 1,145 paying customers, respectively, representing an increase of 49% year-over-year. Our relationship with some of the world’s most beloved product-led companies has resulted in increased brand credibility and access to many attractive growth opportunities.

We have been successful at efficiently growing our customer spend over time as evidenced by our dollar-based net retention rates. As of March 31, 2022 and 2021, our dollar-based net retention rate was 126% and 118%, respectively, for paying customers. We continue to increase the number of customers who have entered and grown into larger subscriptions with us.

Investments in Platform

We believe that our customers will demand additional features and capabilities beyond our current platform offerings to assist them in optimizing their digital products. We have a history of, and will continue to invest significantly in, developing and delivering innovative products, features, and functionality targeted at our core customer base. In addition, we may choose to add new products and offerings or enhance our platform capabilities through acquisitions. In 2020, we acquired ClearBrain to bolster our predictive analytics capabilities, and in 2021, we acquired Iteratively, a software company that bolsters our ability to empower developers to more quickly, easily, and accurately instrument data into our platform. Going forward, we may pursue both strategic partnerships and acquisitions that we believe will be complementary to our business, accelerate customer acquisition, increase usage of our platform, and/or expand our product offerings in our core markets.

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

Finally, we see opportunities to expand offices and headcount internationally to better service targeted international markets where we believe we have significant opportunity to accelerate existing traction and success. For the three months ended March 31, 2022, 37% of our revenue was generated outside the United States. As we seek to expand our business globally, we may be adversely affected by global economic and political instability. For example, as a result of the Russia-Ukraine conflict, we terminated certain relationships with customers in Russia and some of the businesses of our customers in the impacted regions have experienced disruptions that have affected their ability to pay for our services. See "Risk Factors–Risks Related to Our Business and Industry–Our operations are international in scope, and we plan further geographical expansion, creating a variety of operational challenges."

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

	As of March 31,
	2022	2021	YoY Growth
Paying Customers	1,701	1,145	49%
Dollar-Based Net Retention Rate	126%	118%

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

Although we believe the COVID-19 pandemic has largely resulted in favorable trends for our business to date, we have experienced business disruptions, including requiring us to manage a significant majority of our workforce remotely and restrictions on our ability to travel to customers. Moreover, our existing and prospective customers have experienced and may continue to experience slowdowns in their businesses, including due to ongoing worldwide supply chain disruptions, which in turn has and may result in reduced demand for our platform, lengthening of sales cycles, loss of customers, and difficulties in collections. In addition, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which could limit our or our customers' ability to access capital on favorable terms or at all. The ongoing impact of the pandemic on our future business, financial condition, and results of operations depends on the pandemic’s duration and severity, which are difficult to assess or predict. See “Risk Factors” included under Part II, Item 1A of this Quarterly Report on Form 10-Q for further discussion of the impact of the COVID-19 pandemic on our business.

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

	Three Months Ended March 31,
	2022	2021
	(in thousands, except percentages)
Gross Profit	$37,002	$22,855
Non-GAAP Gross Profit	$38,413	$23,313

Gross Margin	70%	69%
Non-GAAP Gross Margin	72%	70%

Loss from Operations	$(21,991)	$(6,149)
Non-GAAP Loss from Operations	$(7,726)	$(3,246)

Loss from Operations Margin	(41)%	(19)%
Non-GAAP Loss from Operations Margin	(15)%	(10)%

Net Cash Used in Operating Activities	$(8,289)	$(462)
Free Cash Flow	$(9,596)	$(1,093)

Net Cash Used in Operating Activities Margin	(16)%	(1)%
Free Cash Flow Margin	(18)%	(3)%

Non-GAAP Gross Profit, Non-GAAP Gross Margin, Non-GAAP Loss from Operations, and Non-GAAP Loss from Operations Margin

We define non-GAAP gross profit and non-GAAP gross margin as U.S. GAAP gross profit and U.S. GAAP gross margin, respectively, excluding stock-based compensation expense and related employer payroll taxes, amortization of acquired intangible assets, and non-recurring costs, such as Direct Listing costs. Non-GAAP gross margin is calculated as non-GAAP gross profit divided by total revenue.

We define non-GAAP loss from operations and non-GAAP loss from operations margin as U.S. GAAP loss from operations and U.S. GAAP loss from operations margin, respectively, excluding stock-based compensation expense and related employer payroll taxes, amortization of acquired intangible assets, and non-recurring costs, such as Direct Listing costs. Non-GAAP loss from operations margin is calculated as non-GAAP loss from operations divided by total revenue.

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

We use non-GAAP gross margin and non-GAAP loss from operations margin in conjunction with traditional U.S. GAAP measures to evaluate our financial performance. We believe that non-GAAP gross margin and non-GAAP loss from operations margin provide our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations.

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

The following tables reconcile the most directly comparable U.S. GAAP financial measure to each of these non-GAAP financial measures.

Non-GAAP Gross Profit and Gross Margin

	Three Months Ended March 31,
	2022	2021
	(in thousands, except percentages)
Gross profit	$37,002	$22,855
Add:
Stock-based compensation expense(1)	$922	$236
Acquired intangible assets amortization	$489	$222
Non-GAAP Gross Profit	$38,413	$23,313
Non-GAAP Gross Margin	72%	70%
(1)
Stock-based compensation expense-related charges include employer payroll tax-related expenses on employee stock transactions.

Non-GAAP Loss From Operations and Loss From Operations Margin

	Three Months Ended March 31,
	2022	2021
	(in thousands, except percentages)
Loss from operations	$(21,991)	$(6,149)
Add:
Stock-based compensation expense(1)	$13,776	$2,628
Acquired intangible assets amortization	$489	$222
Direct listing expenses	$—	$53
Non-GAAP Loss from Operations	$(7,726)	$(3,246)
Non-GAAP Loss from Operations Margin	(15)%	(10)%

(1)
Stock-based compensation expense-related charges include employer payroll tax-related expenses on employee stock transactions.

Free Cash Flow and Free Cash Flow Margin

	Three Months Ended March 31,
	2022	2021
	(in thousands, except percentages)
Net cash used in investing activities	$(1,307)	$(631)
Net cash provided by financing activities	2,573	2,018
Net cash used in operating activities	(8,289)	(462)
Less:
Purchase of property and equipment	$(713)	$(250)
Capitalization of internal-use software costs	$(594)	$(381)
Free Cash Flow	$(9,596)	$(1,093)
Free Cash Flow Margin	(18)%	(3)%

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

Research and Development

Research and development expenses consist primarily of personnel-related expenses. These expenses also include product design costs prior to the application development stage, third-party services and consulting expenses, software subscriptions, and allocated overhead costs for overhead used in research and development activities. A substantial portion of our research and development efforts are focused on enhancing our software, including researching ways to add new features and functionality to our platform. We anticipate continuing to invest in innovation and technology development, and as a result, we expect research and development expenses to continue to increase in dollar amount but to decrease as a percentage of revenue over the longer term, although the percentage may fluctuate from quarter to quarter depending on the extent and timing of product development initiatives. In the short term, we expect research and development costs to increase as a percentage of revenue as we invest in product innovation. We also anticipate additional stock-based compensation expense in future periods due to planned increases in headcount and associated new hire grants.

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

We continue to make investments in our sales and marketing organization, and we expect sales and marketing expenses to remain our largest operating expense in dollar amount. We expect our sales and marketing expenses to continue to increase in dollar amount but to decrease as a percentage of revenue over the longer term, although the percentage may fluctuate from quarter to quarter depending on the extent and timing of our marketing initiatives, including due to our hosting of Amplify, our in-person and virtual product and growth conference, in the second quarter of fiscal 2022. In the short term, we expect sales and marketing costs to increase as a percentage of revenue as we invest in product sales growth. We also anticipate additional stock-based compensation expense in future periods due to planned increases in headcount and associated new hire grants.

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

We have also incurred certain expenses as part of operating as a publicly-traded company, including professional fees and other expenses. We expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on the Nasdaq Capital Market LLC and costs related to compliance and reporting obligations pursuant to the rules and regulations of the Securities and Exchange Commission. In addition, as a public company, we incur additional costs associated with accounting, compliance, insurance, and investor relations. As a result, we expect our general and administrative expenses to continue to increase in dollar amount for the foreseeable future but to generally decrease as a percentage of our revenue over the longer term, although the percentage may fluctuate from period to period depending on the timing and amount of our general and administrative expenses, including in the short term as we expect to incur increased compliance and professional service costs. We also anticipate additional stock-based compensation expense in future periods due to planned increases in headcount and associated new hire grants.

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

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Revenue	$53,065	$33,110
Cost of revenue(1)	16,063	10,255
Gross profit	37,002	22,855
Operating expenses:
Research and development(1)	16,501	6,985
Sales and marketing(1)	28,130	16,770
General and administrative(1)	14,362	5,249
Total operating expenses	58,993	29,004
Loss from operations	(21,991)	(6,149)
Other income (expense), net	86	(12)
Loss before provision for income taxes	(21,905)	(6,161)
Provision for income taxes	315	278
Net loss	$(22,220)	$(6,439)

(1)
Amounts include stock-based compensation expense as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cost of revenue	$922	$236
Research and development	4,284	910
Sales and marketing	3,240	823
General and administrative	5,057	608
Total stock-based compensation expense	$13,503	$2,577

The following table sets forth the components of our condensed consolidated statements of operations data, for each of the periods presented, as a percentage of revenue.

	Three Months Ended March 31,
	2022	2021
Revenue	100%	100%
Cost of revenue	30%	31%
Gross margin	70%	69%
Operating expenses:
Research and development	31%	21%
Sales and marketing	53%	51%
General and administrative	27%	16%
Total operating expenses	111%	88%
Loss from operations	(41)%	(19)%
Other income (expense), net	*	*
Loss before provision for income taxes	(41)%	(19)%
Provision for income taxes	*	1%
Net loss	(42)%	(19)%

* Less than 1%

Note: Certain figures may not sum due to rounding

Comparison of Three Months Ended March 31, 2022 to Three Months Ended March 31, 2021

Revenue

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Revenue	$53,065	$33,110	$19,955	60%

Revenue increased $20.0 million, or 60%, during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase in revenue was primarily due to growth of our paying customer base of 49% and revenue generated from our existing paying customers as reflected by our dollar-based net retention of 126% as of March 31, 2022.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$16,063	$10,255	$5,808	57%
Gross margin	70%	69%	N/A	N/A

Cost of revenue increased $5.8 million, or 57%, during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to an increase of $3.2 million in third-party hosting costs as we increased capacity to support paying customer usage and growth of our paying customer base and $2.2 million in personnel and related expenses directly associated with an increase in headcount, including an increase in allocated overhead costs.

Our gross margin increased during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 mainly due to a decrease in our third-party hosting costs as a percentage of revenue.

Operating Expenses

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Research and development	$16,501	$6,985	$9,516	136%
Sales and marketing	28,130	16,770	$11,360	68%
General and administrative	14,362	5,249	$9,113	174%
Total operating expenses	$58,993	$29,004	$29,989	103%

Research and Development

Research and development expenses increased $9.5 million, or 136%, during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to an increase of $3.5 million in stock-based compensation expenses and related payroll taxes as a result of increased headcount, increased value of stock-based awards, and additional expense due to the satisfaction of the performance-based vesting condition of certain equity awards upon the Direct Listing. This increase was also attributable to $5.7 million in personnel and related expenses directly associated with an increase in headcount, including an increase in allocated overhead costs.

Sales and Marketing

Sales and marketing expenses increased $11.4 million, or 68%, during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to an increase of $7.9 million in personnel and related expenses directly associated with an increase in headcount, including an increase in allocated overhead costs. This increase was also attributable to $2.4 million in stock-based compensation expenses and related payroll taxes as a result of increased headcount, increased value of stock-based awards, and additional expense due to the satisfaction of the performance-based vesting condition of certain equity awards upon the Direct Listing. This increase was also attributable to an increase of $0.8 million related to expenses to support our marketing, lead generation and advertising programs.

General and Administrative

General and administrative expenses increased $9.1 million, or 174%, during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily attributable to $4.5 million in stock-based compensation expenses and related payroll taxes as a result of increased headcount, increased value of stock-based awards, and additional expense due to the satisfaction of the performance-based vesting condition of certain equity awards upon the Direct Listing. This increase was also attributable to $1.5 million in personnel and related expenses directly associated with an increase in headcount, including an increase in allocated overhead costs. This increase was also attributable to an increase in corporate expenses of $1.4 million, primarily related to increased insurance costs and a $1.0 million increase in professional services attributable to increased fees related to audit and tax services that we incurred as a public company.

Other Income (Expense), net

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Other income (expense), net	$86	$(12)	$98	817%

Other income (expense), net increased $0.1 million, or 817%, during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily related to a $0.1 million increase in interest income resulting from a higher average cash and cash equivalents balance during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Provision for Income Taxes

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Provision for income taxes	$315	$278	$37	13%

Provision for income taxes increased $0.04 million, or 13%, during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 mainly due to increased foreign taxes resulting from increased foreign income.

Liquidity and Capital Resources

Since inception, we have financed operations primarily through the net proceeds we have received from the sales of our preferred stock and common stock as well as cash generated from the sale of subscriptions to our platform. We have generated losses from our operations as reflected in our accumulated deficit of $202.0 million as of March 31, 2022 and negative cash flows from operating activities for the three months ended March 31, 2022 and 2021. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support our platform, including growth in our customer base and customer usage, increased research and development expenses to support the growth of our business and related infrastructure, and increased general and administrative expenses to support being a publicly-traded company.

As of March 31, 2022, our principal sources of liquidity were cash and cash equivalents of $300.4 million and restricted cash of $0.9 million. Additionally, a substantial source of our cash provided by operating activities is our deferred revenue, which is included on our condensed consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the term of the subscription agreement. As of March 31, 2022, we had $75.1 million of deferred revenue, all of which was recorded as a current liability. This deferred revenue will be recognized as revenue when or as the related performance obligations are met.

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

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(8,289)	$(462)
Net cash used in investing activities	$(1,307)	$(631)
Net cash provided by financing activities	$2,573	$2,018

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

Net cash used in operating activities of $8.3 million for the three months ended March 31, 2022 reflects our net loss of $22.2 million, adjusted by non-cash items such as stock-based compensation expense of $13.5 million, depreciation and amortization of $0.9 million, and non-cash operating lease costs of $0.8 million as well as net cash used by changes in our operating assets and liabilities of $1.4 million. The net cash used by changes in operating assets and liabilities primarily consisted of a $5.8 million increase in deferred revenue, resulting from increased billings for subscriptions, and a $1.6 million increase in accrued expenses and accounts payable, resulting primarily from increases in accrued professional services, marketing, accrued payroll, and benefits due to an increase in the size of our operations. These increases were offset by a $3.3 million increase in prepaid expenses and other current and noncurrent assets related to an increase in prepayments made in advance for future services, an increase in deferred commissions of $2.4 million, and a $2.9 million increase in accounts receivable due to higher customer billings.

Net cash used in operating activities of $0.5 million for the three months ended March 31, 2021 reflects our net loss of $6.4 million, adjusted by non-cash items such as stock-based compensation expense of $2.6 million and depreciation and amortization of $0.5 million as well as net cash provided by changes in our operating assets and liabilities of $2.6 million. The net cash provided by changes in operating assets and liabilities primarily consisted of an increase in deferred commissions of $1.3 million, as well as a $3.6 million increase in prepaid expenses and other current and noncurrent assets related to an increase in prepayments made in advance for future services. These decreases were offset by a $7.6 million increase in deferred revenue, resulting from increased billings for subscriptions, and a $2.1 million decrease in accounts receivable due to higher collections during the period.

Investing Activities

Net cash used in investing activities of $1.3 million for the three months ended March 31, 2022 consisted of $0.6 million of capitalized internal-use software development costs and $0.7 million in purchases of property and equipment.

Net cash used in investing activities of $0.6 million for the three months ended March 31, 2021 consisted of $0.4 million of capitalized internal-use software development costs, and $0.2 million in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities of $2.6 million for the three months ended March 31, 2022 primarily consisted of $4.0 million in proceeds from the exercise of stock options offset by $1.4 million of net cash used through sales of common stock to cover tax-related amounts that had not yet been remitted to the respective taxing jurisdictions. It is expected that cash received and paid for these amounts will be cash flow neutral over time.

Net cash provided by financing activities of $2.0 million for the three months ended March 31, 2021 consisted of $2.0 million in proceeds from the exercise of stock options.

Remaining Performance Obligations

Remaining performance obligations (“RPO”) as of March 31, 2022 and 2021, including the expected timing of recognition is as follows:

	As of March 31,
	2022	2021	% Change
Less than or equal to 12 months	$149,583	$92,538	62%
Greater than 12 months	44,851	13,008	245%
Total remaining performance obligations	$194,434	$105,545	84%

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

Contractual Obligations and Commitments

During the three months ended March 31, 2022, there were no material changes in our contractual obligations and other commitments outside of those disclosed in the 2021 Form 10-K. For further information on our commitments and contingencies, refer to Note 8 in the consolidated financial statements contained within the 2021 Form 10-K.

Indemnification Agreements

In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. Additionally, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands have been made upon us to provide indemnification under such agreements, and there are no claims that we are aware of that could reasonably be expected to have a material effect on our financial position, results of operations, or cash flows.

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

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. Other than the adoption of ASC 842 - Leases as disclosed in Note 1 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there have been no changes to our critical accounting policies and estimates, during the three months ended March 31, 2022 as compared to those disclosed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2021 Form 10-K.

Recent Accounting Pronouncements

See Note 1 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents consist of cash on hand. As of March 31, 2022, we had cash and cash equivalents of $300.4 million. We do not have any marketable securities and we do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income on cash and cash equivalents. However, an immediate 10% increase or decrease in interest rates would not have a material effect on the fair value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Our revenue was $167.3 million for the fiscal year ended December 31, 2021 and $53.1 million and $33.1 million for the three months ended March 31, 2022 and 2021, respectively. However, you should not rely on our historical revenue growth as an indication of our future performance.

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

We have experienced net losses in each period since inception. We generated net losses of $75.0 million for the fiscal year ended December 31, 2021 and $22.2 million and $6.4 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $202.0 million. We expect our costs and expenses to increase in future periods. In particular, we intend to continue to invest significant resources in:

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

• general economic conditions (including inflationary economic environment), both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate, and related difficulties in collections;

• the potential adverse impact of climate change, natural disasters, health epidemics, including the COVID-19 pandemic, and war or other armed conflict, including Russia's invasion of Ukraine, on our business, operations, and the markets and communities in which we and our customers and partners operate;

• the impact of new accounting pronouncements;

• changes in regulatory or legal environments that may cause us to incur, among other things, expenses associated with compliance, particularly with respect to compliance with evolving privacy and data protection laws and regulations, as well as export control, economic and trade sanction, anti-corruption, and anti-money laundering laws;

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

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers or potential customers. Our ability to grow revenue and the profitability of our business depend on demand for software applications generally. Historically, during economic downturns there have been reductions in spending on software applications and services generally as well as pressure for extended billing terms and other financial concessions. If economic conditions deteriorate, including as a result of inflationary pressures, our customers and prospective customers may go out of business or elect to decrease their budgets, which would limit our ability to grow our business and materially adversely affect our financial condition and results of operations. In addition, our competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers, and they may be less dependent on key industry events to generate sales for their products.

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

Our competitors vary in size and in the breadth and scope of the products and services they offer. Further, other established SaaS providers not currently focused on digital optimization may expand their services to compete with us. Many of our current and potential competitors have established marketing relationships, access to larger customer bases, pre-existing customer relationships, and major distribution agreements with consultants, system integrators, and resellers. Certain of our competitors have partnered with, or have acquired, and may in the future partner with or acquire, other competitors to offer services, leveraging their collective competitive positions, which makes, or would make, it more difficult to compete with them. For all of these reasons, we may not be able to compete successfully against our current and future competitors, which would harm our business. For more information about the competitive landscape in which we operate, see "Business—Competition" in our 2021 Form 10-K.

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

The continued impact and ultimate duration of the COVID-19 pandemic (including the Omicron variant and any new strains or variants of the virus) on the global economy and our business are difficult to assess or predict. Actual and potential impacts include:

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

As global economic conditions improve with the rollout of vaccines, business activity may not recover as quickly as anticipated. Conditions may vary between countries and regions and will be subject to the effectiveness and duration of government policies, vaccine administration rates, and other factors that may not be foreseeable. Legally required vaccine mandates have been imposed and have resulted in multiple unresolved court challenges, some of which remain ongoing. We currently require employees in North America to be fully vaccinated to utilize our office space or attend in-person company events and have implemented other health and safety protocols. It is not possible to predict with any certainty the impact that our current policies and protocols could have on our company, our workforce, and our operations. In addition, we cannot predict what policies we may determine to, or be required to, implement in the future, or the effect thereof on our business, including whether the imposition of certain policies could cause us to lose, or experience difficulties hiring, qualified personnel. It is not possible at this time to predict the duration and extent of the impact that COVID-19 could have on worldwide economic activity and our business in particular. In addition, as stay-at-home orders and other quarantine and isolation measures are lifted, the amount of time that consumers spend interacting with digital products may normalize or decline, which could slow customer demand for our Digital Optimization System. Moreover, to the extent the COVID-19 pandemic materially adversely affects our business, financial condition, and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including, but not limited to, those related to our ability to expand within our existing customer base, acquire new customers, develop and expand our sales and marketing capabilities, and expand internationally.

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

Cyberattacks, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, and social engineering (including phishing) are prevalent in our industry and our customers’ industries. In addition, we may experience attacks, unavailable systems, unauthorized access to systems or data or disclosure due to employee theft or misuse, denial-of-service attacks, sophisticated nation-state and nation-state supported actors, and advanced persistent threat intrusions. Electronic security attacks designed to gain access to personal, sensitive, or confidential data are constantly evolving, and such attacks continue to grow in sophistication. The techniques used to sabotage or to obtain unauthorized access to our platform, systems, networks, or physical facilities in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our and our service providers’ employees who are (and may continue to be) working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. We have previously been, and may in the future become, the target of cyberattacks by third parties seeking unauthorized access to our or our customers’ data or to disrupt our operations or ability to provide our services.

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

Further, we have contractual and legal obligations to notify relevant stakeholders of security breaches. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security incidents or data breaches involving certain types of data. In addition, our agreements with certain customers may require us to notify them in the event of a security incident or data breach. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures, and require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security incident or data breach and otherwise comply with the multitude of foreign, federal, state, and local laws and regulations relating to the unauthorized access to, or use or disclosure of, personal information. Additionally, as a result of a breach or other security incident, we could be subject to demands, claims, and litigation by private parties and investigations, related actions, and penalties by regulatory authorities. Further, if we fail to detect or remediate a security breach in a timely manner, or a breach otherwise affects a large amount of data of one or more customers, or if we suffer a cyberattack that impacts our ability to operate our platform, we may suffer damage to our reputation and our brand, and our business, financial condition, and results of operations may be materially adversely affected. Further, although we maintain insurance coverage, our insurance coverage may not be adequate for data security breaches, indemnification obligations, or other liabilities. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim. Our risks are likely to increase as we continue to expand our platform, grow our customer base, and process, store, and transmit increasingly large amounts of proprietary and sensitive data.

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

We have experienced rapid growth in our customer base since our inception. Although our growth strategy includes acquiring new customers across industries, company size, and stages of digital maturity, we believe there is continued significant opportunity to continue to penetrate the largest global organizations. Sales to larger organizations involve risks that may not be present or that are present to a lesser extent with sales to smaller organizations, such as longer sales cycles, more complex customer requirements, substantial upfront sales costs, and less predictability in completing some of our sales. For example, enterprise customers, which we define as customers with more than 1,500 employees, may require considerable time to evaluate and test our Digital Optimization System prior to making a purchase decision and placing an order. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our Digital Optimization System, the discretionary nature of purchasing and budget cycles, and the competitive nature of evaluation and purchasing approval processes. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, may vary significantly from customer to customer, with sales to enterprises typically taking longer to complete. During the quarter ended March 31, 2022, the average length of our sales cycle to enterprises was four to six months, as compared to one to two months to non-enterprise customers. In addition, larger organizations may demand more features and integration services. Sales to larger organizations also may increase the variability of our financial results. If we are unable to close one or more expected significant transactions with these customers in a particular period, or if an expected transaction is delayed until a subsequent period, our results of operations for that period, and for any future periods in which revenue from such transaction would otherwise have been recognized, may be adversely affected. If we fail to effectively manage these risks associated with sales cycles and sales to larger organizations, our business, financial condition, and results of operations may be materially adversely affected.

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

For the year ended December 31, 2021 and the three months ended March 31, 2022, 36% and 37% of our revenue was generated outside the United States, respectively. A component of our growth strategy involves the further expansion of our operations and customer base internationally, which will require significant dedication of management attention and financial resources. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. Our sales organization outside the United States is substantially smaller than our sales organization in the United States, and to date, only a very small portion of our sales has been driven by resellers or other channel partners. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity and limited channel partners, we may be unable to effectively grow in international markets.

Our current and future international business and operations involve a variety of risks, including:

• slower than anticipated public cloud adoption by international businesses;

• changes, which may be unexpected, in a specific country’s or region’s political, economic, or legal and regulatory environment, including Brexit, armed conflicts, pandemics, terrorist activities, tariffs, trade wars, or long-term environmental risks;

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

• COVID-19 or other pandemics or epidemics, or other global events, including the recent and developing war in Ukraine, that could decrease economic activity in certain markets, decrease use of our products and services, or decrease our ability to import, export, or sell our products and services to existing or new customers in international markets;

• exposure to liabilities under export control, economic and trade sanction, anti-corruption, and anti-money laundering laws, including the Export Administration Regulations, the OFAC regulations, the U.S. Foreign Corrupt Practices Act ("FCPA"), U.S. bribery laws, the UK Bribery Act, and similar laws and regulations in other jurisdictions;

• increased financial accounting and reporting burdens and complexities;

• requirements or preferences for domestic products;

• differing technical standards, existing or future regulatory and certification requirements, and required features and functionality;

• burdens of complying with laws and regulations related to privacy and data security, including the E.U. General Data Protection Regulation ("GDPR") and similar laws and regulations in other jurisdictions; and

• burdens of complying with laws and regulations related to taxation; and regulations, adverse tax burdens, and foreign exchange controls that could make it difficult to repatriate earnings and cash.

If we invest substantial time and resources to further expand our international operations and are unable to do so successfully and in a timely manner, our business, financial condition, and results of operations could be materially adversely affected.

The ongoing military action between Russia and Ukraine could materially adversely affect our business, results of operations, and financial condition.

On February 24, 2022, Russian military forces invaded Ukraine, and sustained conflict and disruption in the region is likely. Although the length, impact, and outcome of the ongoing war in Ukraine is highly unpredictable, this conflict could lead to significant market and other disruptions, including instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences, as well as an increase in cyberattacks, intellectual property theft, and espionage.

We are actively monitoring the situation in Ukraine and assessing its impact on our business, including our business partners and customers. For example, we and various companies have voluntarily stopped seeking to increase business in Russia. Such circumstances combined with new sanctions have resulted in disruptions in our customers' businesses in the impacted regions, including, at times, their ability to pay for our services. As such, we expect a reduction in revenue from customers in the impacted regions as long as these circumstances continue.

We have no way to predict the progress or outcome of the conflict in Ukraine or its impacts in Ukraine, Russia, or Belarus as the conflict, and any resulting government reactions, are rapidly developing and beyond our control. The extent and duration of the military action, sanctions, and resulting market disruptions could be significant and could potentially have a substantial impact on the global economy and our business for an unknown period of time. Any of the above-mentioned factors could materially adversely affect our business, financial condition, and results of operations. Any such disruptions may also magnify the impact of other risks described in this Quarterly Report on Form 10-Q.

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

For the year ended December 31, 2021 and the three months ended March 31, 2022 and 2021, our research and development expenses were 29%, 31%, and 21% of our revenue, respectively. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our business may be harmed. Moreover, research and development projects can be technically challenging and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling products and generate revenue, if any, from such investment. Additionally, anticipated customer demand for a product or service we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such product or service. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of products that are competitive in our current or future markets, it would materially adversely affect our business, financial condition, and results of operations.

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

We are also subject to various domestic and international anti-corruption laws, such as the FCPA and the UK Bribery Act, as well as other similar anti-bribery and anti-kickback laws and regulations. These laws and regulations generally prohibit companies and their employees and intermediaries from directly or indirectly authorizing, promising, offering, or providing payments or benefits to government officials and other recipients for improper purposes, such as to obtain or retain business improperly or secure an improper business advantage. We rely on certain third parties to support our sales and regulatory compliance efforts and can be held liable in certain cases for their corrupt or other illegal activities, even if we do not explicitly authorize such activities. The FCPA also requires that we keep accurate books and records and maintain a system of adequate internal controls. Although we take precautions to prevent violations of these laws, we cannot provide assurance that our internal controls and compliance systems will always prevent misconduct by our employees, agents, third parties, or business partners. Our exposure for violating these laws will increase as our international presence expands and as we increase sales and operations in foreign jurisdictions.

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

Our business may be affected by sanctions, export controls and similar measures targeting Russia and other countries and territories as well as other responses to Russia’s invasion of Ukraine.

As a result of Russia’s invasion of Ukraine, governmental authorities in the United States, the European Union, and the United Kingdom, among others, launched an expansion of coordinated sanctions and export control measures, including:

•
blocking sanctions on some of the largest state-owned and private Russian financial institutions (and their subsequent removal from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system);
•
blocking sanctions against Russian and Belarusian individuals, including the Russian President, other politicians, and those with government connections or involved in Russian military activities;
•
blocking sanctions against certain Russian businessmen and their businesses, some of which have significant financial and trade ties to the European Union;
•
blocking of Russia’s foreign currency reserves and prohibition on secondary trading in Russian sovereign debt and certain transactions with the Russian Central Bank, National Wealth Fund, and the Ministry of Finance of the Russian Federation;
•
expansion of sectoral sanctions in various sectors of the Russian and Belarusian economies and the defense sector;

•
United Kingdom sanctions introducing restrictions on providing loans to, and dealing in securities issued by, persons connected with Russia;
•
restrictions on access to the financial and capital markets in the European Union, as well as prohibitions on aircraft leasing operations;
•
sanctions prohibiting most commercial activities of U.S. and E.U. persons in Crimea and Sevastopol;
•
enhanced export controls and trade sanctions targeting Russia’s imports of technological goods as a whole, including tighter controls on exports and reexports of dual-use items, stricter licensing policy with respect to issuing export licenses, and/or increased use of “end-use” controls to block or impose licensing requirements on exports, as well as higher import tariffs and a prohibition on exporting luxury goods to Russia and Belarus;
•
closure of airspace to Russian aircraft; and
•
ban on imports of Russian oil, liquefied natural gas, and coal to the United States.

As the conflict in Ukraine continues, there can be no certainty regarding whether the governmental authorities in the United States, the European Union, the United Kingdom, or other counties will impose additional sanctions, export controls, or other measures targeting Russia, Belarus, or other territories. Furthermore, in retaliation against new international sanctions and as part of measures to stabilize and support the volatile Russian financial and currency markets, the Russian authorities also imposed significant currency control measures aimed at restricting the outflow of foreign currency and capital from Russia, imposed various restrictions on transacting with non-Russian parties, banned exports of various products and other economic and financial restrictions.

Our business must be conducted in compliance with applicable economic and trade sanctions laws and regulations, including those administered and enforced by the U.S. Department of Treasury’s Office of Foreign Assets Control, the U.S. Department of State, the U.S. Department of Commerce, the United Nations Security Council, and other relevant governmental authorities. We must be ready to comply with the existing and any other potential additional measures imposed in connection with the conflict in Ukraine. The imposition of such measures could adversely impact our business, including preventing us from performing existing contracts, recognizing revenue, pursuing new business opportunities, or receiving payment for subscriptions from our existing customers.

We believe we do not currently have contracts directly with the entities or businesses on the sanctions list and we currently do not have facilities or employees in Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, or the so-called Luhansk People’s Republic. We are reviewing and monitoring our contractual relationships with suppliers and customers to establish whether any are implicated by applicable sanctions. However, given the range of possible outcomes, the full costs, burdens, and limitations on our and our customer’s and business partners’ businesses are currently unknown and may become significant. As a result, based on the extent and breadth of sanctions, export controls and other measures that may be imposed and related effects in connection with the conflict in Ukraine, it is possible that our business, financial condition, and results of operations could be materially adversely affected.

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

We may incur significant expenses to comply with the laws, regulations and other obligations that apply to us. For example, the GDPR imposes stringent data protection requirements for processing the personal data of individuals within the European Economic Area (the “EEA”), including, for example, certain disclosure requirements, limitations on retention of personal data, mandatory data breach notification requirements, and additional obligations. Non-compliance with the GDPR can trigger fines of up to the greater of €20 million or 4% of our global annual turnover. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the E.U. and the United States remains uncertain. For example, in 2016, the E.U. and United States agreed to a transfer framework for data transferred from the E.U. to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union (“CJEU”). The CJEU also raised questions about whether the European Commission’s Standard Contractual Clauses (“SCCs”), one of the primary mechanisms used by companies to transfer personal data out of the EEA, complies with the GDPR. While the CJEU upheld the validity of the SCCs, the CJEU ruled that the underlying data transfers must be assessed on a case-by-case basis by the data controller to determine whether the personal data will be adequately protected. The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing SCC arrangements must be migrated to the revised clauses by December 27, 2022. Separately, the United Kingdom’s Information Commissioner’s Office has published new data transfer standard contracts for transfers from the UK under the UK GDPR. This new documentation will be mandatory for relevant data transfers from September 21, 2022; existing standard contractual clauses arrangements must be migrated to the new documentation by March 21, 2024. As such, we will need to review existing transfers of personal data out of the EEA and the UK and put in place measures to implement the new SCCs and the UK data transfer standard contracts, subject to the applicable transition periods. Accordingly, unless we put in place such measures by the end of the applicable transition periods, any transfers by us of personal data from Europe or the UK may not comply with European data protection laws and may increase our exposure to the GDPR’s or the UK GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions. Loss of our ability to transfer personal data from Europe or the UK may also require us to increase our data processing capabilities in those jurisdictions at significant expense.

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

The data protection landscape is also rapidly growing and evolving in the United States. As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. For example, the California Consumer Privacy Act of 2018 (the "CCPA") became effective on January 1, 2020. The CCPA requires companies that process information on California residents to make certain disclosures to consumers about their data collection, use, and sharing practices, allows consumers to opt out of certain data sharing with third parties and exercise certain individual rights regarding their personal information, provides a new private right of action for data breaches, and provides for penalties for noncompliance. Additionally, the California Privacy Rights Act (the "CPRA") was recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the CPRA provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have been passed in Virginia and Colorado, and proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws may have potentially conflicting requirements that would make compliance challenging.

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

Risks Related to Ownership of Our Class A Common Stock

Our stock price has been, and in the future, may be, volatile, and could decline significantly and rapidly.

The trading price of our Class A common stock has fluctuated substantially and may fluctuate substantially in response to numerous factors in addition to the ones described in the preceding risk factors, many of which are beyond our control, including:

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
•
general economic and market conditions;
•
other events or factors, including those resulting from war (including the recent and developing war in Ukraine), incidents of terrorism, pandemics (including the COVID-19 pandemic), elections, or responses to these events; and
•
whether investors or securities analysts view our stock structure unfavorably, particularly our dual-class structure and the concentrated voting control of our executive officers, directors, and their affiliates.

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

As of the date of this Quarterly Report on Form 10-Q, our directors, executive officers, and holders of more than 5% of our capital stock and their affiliates collectively beneficially own, in the aggregate, shares representing a substantial majority of the voting power of our outstanding Class A and Class B common stock. These stockholders currently have, and likely will continue to have, considerable influence with respect to the election of our board of directors and approval or disapproval of all significant corporate actions. The concentrated voting power of these stockholders could have the effect of delaying or preventing a significant corporate transaction, such as a merger or other sale of our company or our assets. This concentration of ownership limits the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could be adverse to the interests of other stockholders.

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

In addition, we filed a registration statement to register all shares subject to options and RSUs outstanding or reserved for future issuance under our equity compensation plans. As of March 31, 2022, we had 18,076,050 options outstanding that, if fully exercised, would result in the issuance of shares of Class A common stock, as well as 4,090,669 shares of Class A common stock subject to RSU awards.

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

Provisions in our restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our restated certificate of incorporation and amended and restated bylaws include provisions that:

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

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and could harm our business. We have a large employee presence in San Francisco, California. In the event of a major earthquake, fire, power loss, telecommunications failure, cyberattack, war (including the recent and developing war in Ukraine), terrorist attack, sabotage, other intentional acts of vandalism or misconduct, geopolitical event, disease, or other catastrophic occurrence, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our products, breaches of data security, and loss of critical data, all of which could materially adversely affect our business, financial condition, and results of operations.

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

Not Applicable.

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

Amplitude, Inc.

Date: May 5, 2022	By:	/s/ Spenser Skates
Spenser Skates
Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2022	By:	/s/ Hoang Vuong
Hoang Vuong
Chief Financial Officer (Principal Financial Officer)