Form 10-Q
period 2022-06-30
Amplitude, Inc.
filed 2022-08-04
CIK 1866692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Registrant’s telephone number, including area code: (415) 231-2353

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

As of July 28, 2022, there were 66,232,952 shares of the registrant's Class A common stock and 46,073,580 shares of the registrant's Class B common stock, each with a $0.00001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AMPLITUDE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(unaudited)

	As of June 30, 2022	As of December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$310,024	$307,445
Accounts receivable, net of allowance for doubtful accounts of $572 and $85 as of June 30, 2022 and December 31, 2021, respectively	27,851	20,444
Prepaid expenses and other current assets	18,778	19,116
Deferred commissions, current	9,703	8,112
Total current assets	366,356	355,117
Property and equipment, net	8,545	4,832
Intangible assets, net	2,571	3,554
Goodwill	4,073	4,073
Restricted cash, noncurrent	851	850
Deferred commissions, noncurrent	23,877	20,573
Operating lease right-of-use assets	10,934	—
Other noncurrent assets	9,449	11,389
Total assets	$426,656	$400,388
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$548	$3,363
Accrued expenses	19,028	17,936
Deferred revenue	98,368	69,294
Total current liabilities	117,944	90,593
Operating lease liabilities, noncurrent	8,744	—
Noncurrent liabilities	1,914	3,247
Total liabilities	128,602	93,840
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.00001 par value per share; 20,000 shares authorized as of June 30, 2022 and December 31, 2021; zero shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.00001 par value per share; 600,000 shares authorized as of June 30, 2022 and December 31, 2021; 66,224 and 58,725 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1	1
Class B common stock, $0.00001 par value per share; 600,000 shares authorized as of June 30, 2022 and December 31, 2021; 46,070 and 51,151 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	524,632	486,354
Accumulated deficit	(226,579)	(179,807)
Total stockholders’ equity	298,054	306,548
Total liabilities and stockholders’ equity	$426,656	$400,388

See accompanying notes to condensed consolidated financial statements.

AMPLITUDE, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenue	$58,130	$39,254	$111,195	$72,364
Cost of revenue	17,060	12,135	33,123	22,390
Gross profit	41,070	27,119	78,072	49,974
Operating expenses:
Research and development	20,306	8,544	36,807	15,529
Sales and marketing	34,135	20,040	62,265	36,810
General and administrative	11,212	8,282	25,574	13,531
Total operating expenses	65,653	36,866	124,646	65,870
Other income, net	293	32	379	20
Loss before provision for income taxes	(24,290)	(9,715)	(46,195)	(15,876)
Provision for income taxes	278	368	593	646
Net loss	$(24,568)	$(10,083)	$(46,788)	$(16,522)
Net loss per share attributable to Class A and Class B common stockholders:
Basic and diluted	$(0.22)	$(0.34)	$(0.42)	$(0.57)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders:
Basic and diluted	111,036	29,681	110,297	28,808

See accompanying notes to condensed consolidated financial statements.

AMPLITUDE, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands)

(unaudited)

	Redeemable convertible preferred stock		Class A and Class B common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)
Balance at December 31, 2021	—	—	109,876	$1	$486,354	$(179,807)	$306,548
Stock-based compensation expense	—	—	—	—	13,785	—	13,785
Exercise of stock options	—	—	1,603	—	3,977	—	3,977
Vesting of early exercised stock options	—	—	—	—	743	—	743
Vesting of restricted stock units	—	—	31	—	—	—	—
Donation of common stock and repurchase of unvested stock options	—	—	(3)	—	—	—	—
Cumulative impact of Topic 842 adoption	—	—	—	—	—	17	17
Net loss	—	—	—	—	—	(22,220)	(22,220)
Balance at March 31, 2022	—	$—	111,507	$1	$504,859	$(202,011)	$302,849
Stock-based compensation expense	—	—	—	—	15,155	—	15,155
Exercise of stock options	—	—	329	—	1,176	—	1,176
Issuance of common stock under employee stock purchase plan	—	—	176	—	2,553	—	2,553
Vesting of early exercised stock options	—	—	—	—	889	—	889
Vesting of restricted stock units	—	—	286	—	—	—	—
Donation of common stock and repurchase of unvested stock options	—	—	(4)	—	—	—	—
Net loss	—	—	—	—	—	(24,568)	(24,568)
Balance at June 30, 2022	—	$—	112,294	$1	$524,632	$(226,579)	$298,054

	Redeemable convertible preferred stock		Class A and Class B common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)
Balance at December 31, 2020	61,717	$187,811	27,924	$—	$37,704	$(104,824)	$(67,120)
Stock-based compensation expense	—	—	—	—	2,628	—	2,628
Exercise of stock options	—	—	1,226	—	1,488	—	1,488
Vesting of early exercised stock options	—	—	—	—	179	—	179
Net loss	—	—	—	—	—	(6,439)	(6,439)
Balance at March 31, 2021	61,717	$187,811	29,150	$—	$41,999	$(111,263)	$(69,264)
Issuance of redeemable convertible preferred stock, net of issuance costs of $198	5,419	173,302	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,085	—	3,085
Exercise of stock options	—	—	1,690	—	2,691	—	2,691
Vesting of early exercised stock options	—	—	—	—	480	—	480
Issuance of common stock in connection with an acquisition	—	—	1,070	—	7,402	—	7,402
Net loss	—	—	—	—	—	(10,083)	(10,083)
Balance at June 30, 2021	67,136	$361,113	31,910	$—	$55,657	$(121,346)	$(65,689)

See accompanying notes to condensed consolidated financial statements.

AMPLITUDE, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(46,788)	$(16,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,910	1,337
Stock-based compensation expense	28,339	5,596
Other	95	413
Non-cash operating lease costs	1,789	—
Changes in operating assets and liabilities:
Accounts receivable	(7,543)	(7,805)
Prepaid expenses and other current assets	338	(5,088)
Deferred commissions	(4,895)	(5,517)
Other noncurrent assets	1,940	(2,691)
Accounts payable	(2,591)	(699)
Accrued expenses	2,068	5,227
Deferred revenue	29,073	20,226
Operating lease liabilities	(1,382)	—
Net cash provided by (used in) operating activities	2,353	(5,523)
Cash flows from investing activities:
Purchase of property and equipment	(2,525)	(655)
Capitalization of internal-use software costs	(1,263)	(731)
Cash paid for acquisitions, net of cash acquired	—	1,725
Net cash provided by (used in) investing activities	(3,788)	339
Cash flows from financing activities:
Proceeds from the exercise of stock options	5,165	6,011
Proceeds from the issuance of redeemable convertible preferred stock, net	—	173,302
Cash received for tax withholding obligations on equity award settlements	9,995	1,420
Cash paid for tax withholding obligations on equity award settlements	(11,132)	(1,420)
Repurchase of unvested stock options	(13)	-
Net cash provided by financing activities	4,015	179,313
Net increase in cash, cash equivalents, and restricted cash	2,580	174,129
Cash, cash equivalents, and restricted cash at beginning of period	308,295	118,863
Cash, cash equivalents, and restricted cash at end of period	$310,875	$292,992
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$140	$125
Non-cash investing and financing activities:
Vesting of early exercised options	$1,632	$659
Purchases of property and equipment included in liabilities	$248	$33
Capitalization of internal-use software costs	$601	$117

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

No customer accounted for 10% or more of total revenue for the three and six months ended June 30, 2022 and 2021. As of the quarter ended June 30, 2022, no customer accounted for 10% of accounts receivable. As of the year ended December 31, 2021, one customer represented 10% of accounts receivable.

Significant Accounting Policies

The Company's significant accounting policies are described in the 2021 Form 10-K. There have been no significant changes to these policies that have had a material impact on the Company's condensed consolidated financial statements and related notes for the six months ended June 30, 2022 other than for the adoption of new accounting guidance related to leases effective January 1, 2022 further described below.

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

(2)
Revenue from Contracts with Customers

Deferred Revenue and Remaining Performance Obligations

The amount of revenue recognized in the six months ended June 30, 2022 that was included in deferred revenue as of December 31, 2021 was $56.7 million.

As of June 30, 2022 and December 31, 2021, unrecognized transaction price related to remaining performance obligations was $227.6 million and $170.1 million, respectively. The Company’s remaining performance obligations as of June 30, 2022 and December 31, 2021 are expected to be recognized as follows (in thousands):

	As of June 30, 2022	As of December 31, 2021
Less than or equal to 12 months	$170,173	$137,266
Greater than 12 months	57,413	32,868
Total remaining performance obligations	$227,586	$170,134

Disaggregation of Revenue

The following table shows the Company’s disaggregation of revenue by geographic areas, as determined based on the billing address of its customers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$35,475	$25,333	$68,996	$46,361
International	22,655	13,921	42,199	26,003
Total revenue	$58,130	$39,254	$111,195	$72,364

Deferred Commissions

Commissions paid upon the initial acquisition of a contract are deferred and then amortized on a straight-line basis over a period of benefit, determined to be five years. The following table represents a rollforward of the Company’s deferred commissions for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$31,075	$20,709	$28,685	$19,440
Additions to deferred commissions	4,836	5,812	9,257	8,504
Amortization of deferred commissions	(2,331)	(1,564)	(4,362)	(2,987)
Ending balance	33,580	24,957	33,580	24,957
Deferred commissions, current portion	9,703	7,016	9,703	7,016
Deferred commissions, net of current portion	23,877	17,941	23,877	17,941
Total deferred commissions	$33,580	$24,957	$33,580	$24,957

(3)
Balance Sheet Components

The following tables show the Company’s financial statement details as of June 30, 2022 and 2021 and December 31, 2021 and 2020.

Cash, Cash Equivalents and Restricted Cash

The following table represents the Company's cash, cash equivalents, and restricted cash at each period end (in thousands):

	As of June 30,		As of December 31,
	2022	2021	2021	2020
Cash and cash equivalents	$310,024	$291,062	$307,445	$117,783
Restricted cash, current	—	1,080	—	1,080
Restricted cash, noncurrent	851	850	850	—
Total cash, cash equivalents, and restricted cash	$310,875	$292,992	$308,295	$118,863

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of June 30, 2022	As of December 31, 2021

Prepaid hosting	$10,728	$9,216
Other prepaid expenses and other assets	8,050	9,900
Total prepaid expense and other current assets	$18,778	$19,116

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of June 30, 2022	As of December 31, 2021

Accrued commission	$3,736	$4,708
Accrued payroll and employee related taxes	1,737	2,689
Accrued sales tax	247	932
Liability from early exercised stock options	2,075	3,708
2021 Employee Stock Purchase Plan withholding	929	981
Operating lease liabilities, current	3,932	—
Other accrued liabilities	6,372	4,918
Total accrued expenses	$19,028	$17,936

(4)
Intangible Assets and Goodwill

Intangible Assets Other Than Goodwill

Intangible assets, net consisted of the following (in thousands):

	As of June 30, 2022			As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology	$5,550	$(3,221)	$2,329	$5,550	$(2,303)	$3,247
Customer related	400	(158)	242	400	(93)	307
Intangible assets, net	$5,950	$(3,379)	$2,571	$5,950	$(2,396)	$3,554

Amortization expense of intangible assets was $0.5 million and $1.0 million for the three and six months ended June 30, 2022, respectively, and $0.4 million and $0.6 million for the three and six months ended June 30, 2021, respectively.

As of June 30, 2022, future amortization expense is expected to be as follows (in thousands):

Amount
Remainder of 2022	$1,000
2023	1,239
2024	332
2025	—
2026	—
Total	$2,571

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

The Company has reserved shares of its common stock as follows:

	As of June 30, 2022	As of December 31, 2021

2014 Stock Option and Grant Plan and 2021 Incentive Award Plan:
Equity plan stock options outstanding	17,620,837	21,214,155
RSUs outstanding	6,475,393	1,716,614
Shares available for future issuance	21,090,767	19,005,008
2021 Employee Stock Purchase Plan:
Shares available for future issuance	3,585,845	2,663,371
Total reserved shares	48,772,842	44,599,148

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

Option activity under the Company's combined stock plans for the six months ended June 30, 2022 is set forth below:

			Weighted
		Weighted	average	Aggregate
	Outstanding	average	remaining	intrinsic
	stock	exercise	contractual	value
	options	price	life (years)	(in thousands)
Balances as of December 31, 2021	21,214,155	$4.15	8.12	$1,035,039
Granted	183,630	15.63
Exercised	(1,932,702)	2.67
Cancelled/forfeited	(1,844,246)	9.20
Balances as of June 30, 2022(1)	17,620,837	$3.91	7.64	$182,904
Exercisable as of June 30, 2022(2)	12,542,495	$3.11	7.31	$140,225

(1)
As no forfeitures are estimated due to the Company's adoption of ASU No. 2016-09, all options are vested or expected to vest. As of June 30, 2022, no options were outstanding that were subject to a future performance condition
(2)
Exercisable shares include vested options as well as unvested shares that can be early exercised

During December 2020, the Company granted 1,756,545 stock options to two executives which contain both a service condition and a performance condition. Based on the terms of the options, the vesting commencement date is defined as the date on which a registration statement on Form S-1 filed with the SEC becomes effective (a “QPO Event”). In conjunction with the Direct Listing, a QPO Event occurred and therefore the options began to vest 1/24th each month subsequent to September 21, 2021. During the three and six months ended June 30, 2022, the Company recognized $0.4 million and $0.9 million in expense related to these awards using the accelerated attribution method. The unrecognized stock-based compensation expense was $0.8 million and $1.7 million as of June 30, 2022 and December 31, 2021, respectively.

The aggregate intrinsic values of options are calculated as the difference between the exercise price of the options and the market price for shares of the Company’s common stock as of each period-end. The total intrinsic value of options exercised for the six months ended June 30, 2022 and 2021 was $22.5 million and $57.4 million, respectively.

Stock options granted during the six months ended June 30, 2022 and June 30, 2021 had a weighted average grant date fair value of $15.63 and $5.07 per share, respectively. With the exception of the performance options detailed above, the fair value is being expensed over the vesting period of the options on a straight-line basis as the services are being provided. The total grant date fair value of shares vested during the six months ended June 30, 2022 and 2021 was $10.5 million and $3.2 million, respectively. No tax benefits were realized from options during the periods.

As of June 30, 2022, total unrecognized stock-based compensation expense related to options outstanding under the combined stock plans was $27.0 million. This unrecognized expense as of June 30, 2022 is expected to be recognized over the weighted average remaining vesting period of 2.25 years. As of June 30, 2022, the Company had 354,500 shares of non-employee stock options outstanding under the combined stock plans.

The fair value of each option granted to employees under the 2021 Plan is estimated on the grant date using the Black-Scholes pricing model. Based on the nature of the underlying options granted under the 2014 Plan, the fair value of each option granted to employees is estimated on the date of grant using the Monte Carlo simulation model.

Restricted Stock Units

RSUs granted under the 2021 Plan generally vest based on continued service, typically over a three- to four-year period. RSUs granted pursuant to the 2014 Plan vest according to a service condition as well as a performance condition, through a liquidity event, including (i) a change in control of the Company or (ii) the initial public offering of the Company’s equity securities, following which the securities shall be publicly traded, which includes a direct listing. As a result of the Direct Listing, the performance condition for all RSUs granted pursuant to the 2014 Plan has been met. During the three and six months ended June 30, 2022, the Company recorded $10.1 million and $16.3 million in expense related to RSUs, respectively. No stock-based compensation expense was recognized during the three and six months ended June 30, 2021 as the Company evaluated the performance condition being met as not probable as of June 30, 2021.

As of June 30, 2022, total unrecognized stock-based compensation expense related to RSUs was $131.5 million. This unrecognized expense as of June 30, 2022 is expected to be recognized over the weighted average remaining vesting period of 2.81 years. As of June 30, 2022, the Company had 271,946 shares of non-employee RSUs outstanding under the combined stock plans.

RSU activity during the six months ended June 30, 2022 was as follows:

	Restricted stock units	Weighted-average grant date fair value per share
Balance as of December 31, 2021	1,716,614	$38.40
Granted	5,493,481	19.53
Vested	(316,652)	21.75
Cancelled/forfeited	(418,050)	35.87
Balance as of June 30, 2022	6,475,393	$23.37

2021 Employee Stock Purchase Plan

In August 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (the "ESPP"), which became effective in connection with the Direct Listing. The ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. A total of 2,663,371 shares of the Company’s Class A common stock have been reserved for future issuance under the ESPP, in addition to any annual automatic evergreen increases in the number of shares of Class A common stock reserved for future issuance under the ESPP. The ESPP offers employees the option to purchase shares through a series of consecutive 12-month offering periods on each May 15th and November 15th (with two six-month purchase periods during each offering period). The price at which Class A common stock is purchased under the ESPP is equal to the lower of (i) 85% of the closing trading price per share of the Company's Class A common stock on the first trading date of an offering period in which a participant is enrolled or (ii) 85% of the closing trading price per share on the purchase date, which will occur on the last trading day of each purchase period, or such other price designated by the administrator. The initial offering period under the ESPP will be longer than 12 months, commencing on September 28, 2021 and ending on November 14, 2022. The first purchase period commenced on September 28, 2021 and ended on May 14, 2022. The ESPP offers a rollover feature pursuant to which, if the fair market value of a share of Class A common stock on the first purchase date is lower than the fair market value on the first trading day of the offering period, the respective offering period will terminate and each participant will be automatically enrolled in the offering period that commences immediately following the purchase date. In accordance with the rollover feature, immediately following the conclusion of the first purchase period on May 14, 2022, the initial offering period was terminated and participants were automatically enrolled in a new 12-month offering period commencing on May 15, 2022 and ending on May 14, 2023. The impact of the rollover feature did not result in any incremental compensation cost for the three or six months ended June 30, 2022.

As of June 30, 2022, 0.2 million shares have been purchased under the ESPP. During the six months ended June 30, 2022, the Company recognized $3.0 million of stock-based compensation expense related to the ESPP and withheld $3.8 million in contributions from employees. As of June 30, 2022, total unrecognized compensation costs related to the ESPP was $4.2 million, which will be amortized over a weighted average period of 0.87 years.

Stock-based compensation expense, net of actual forfeitures is reflected in the condensed consolidated statement of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Cost of revenue	$1,669	$247	$2,592	$483
Research and development	7,383	1,154	11,667	2,063
Sales and marketing	3,206	866	6,445	1,689
General and administrative	2,578	752	7,635	1,361
Total stock-based compensation expense	$14,836	$3,019	$28,339	$5,596

(6)
Income Taxes

The Company had an effective tax rate of (1.1)% and (1.3)% for the three and six months ended June 30, 2022, respectively, and (3.8)% and (4.1)% for the three and six months ended June 30, 2021, respectively. The Company continues to incur U.S. operating losses and has minimal profits in its foreign jurisdictions.

During the three and six months ended June 30, 2022 and 2021, the Company has evaluated all available evidence, both positive and negative, including historical levels of income, and expectations and risks associated with estimates of future taxable income, and has determined that it is more likely than not that its net deferred tax assets will not be realized in the United States. Due to uncertainties surrounding the realization of the deferred tax assets, the Company continues to maintain a full valuation allowance against its net deferred tax assets within the United States.

(7)
Operating Leases

The components of lease expense were as follows (in thousands, except years and rate):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Operating lease cost	$1,017	$1,824
Short-term lease cost	196	337
Total lease cost	$1,213	$2,161

As of June 30, 2022
Weighted average remaining term (years)	3.27
Weighted average discount rate	2.89%

Supplemental cash flow information related to operating leases is as follows (in thousands):

Six Months Ended June 30,
2022
Right-of-use assets obtained in exchange for new operating lease liabilities	$920
Cash paid for operating lease liabilities	$1,382

Future minimum lease payments under non-cancellable operating leases with initial lease terms in excess of one year included in the Company’s lease liabilities as of June 30, 2022 are as follows (in thousands):

Year ending December 31:
Remainder of 2022	$1,860
2023	4,144
2024	3,914
2025	3,127
2026 and thereafter	400
Total undiscounted operating lease payments	$13,445
Less: imputed interest	(769)
Total operating lease liabilities	$12,676

Future minimum payments under non-cancellable operating leases consisted of the following as of December 31, 2021 (in thousands):

Year ending December 31:
2022	$2,767
2023	3,883
2024	3,988
2025	3,207
2026 and thereafter	463
Total minimum lease payments	$14,308

For the three and six months ended June 30, 2021, rent expense was $1.0 million and $2.1 million, respectively.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net loss attributable to Class A and Class B common stockholders	$(24,568)	$(10,083)	$(46,788)	$(16,522)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	111,036	29,681	110,297	28,808
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.22)	$(0.34)	$(0.42)	$(0.57)

The following potential common shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	As of June 30,
	2022	2021

Redeemable convertible preferred stock	—	67,136
Warrants	—	7
Non-plan stock options	—	36
Equity plan stock options outstanding	17,621	28,771
Equity plan stock options early exercised	409	628
RSUs outstanding	6,475	3,051
Restricted shares	302	376
Shares issuable pursuant to the ESPP	513	—
Total	25,320	100,005

(10) Subsequent Events

In July 2022, the Company granted 0.7 million stock options and RSUs representing 1.3 million shares of Class A common stock to certain of its employees with service-based vesting conditions. The service-based vesting condition for these awards is satisfied over five years for the options granted and three years for the majority of the RSUs granted. The grant date fair value of the stock options and RSUs granted in July 2022 was approximately $9.9 million and $18.9 million, respectively.

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

At the core of our Digital Optimization System is our Behavioral Graph, a proprietary, purpose-built behavioral database that is the largest of its kind. Our Behavioral Graph instantly finds patterns, makes recommendations, and connects customer actions along their journeys to outcomes that drive engagement, growth, and loyalty. We have architected our Behavioral Graph to power numerous products linking data to insight to action, beginning first with our product analytics solution. G2 ranked Amplitude as the #3 best software product overall and #5 best enterprise product in their 2022 Best Software Awards. The G2 Summer 2022 Report also ranked Amplitude as the #1 product analytics solution for the eighth quarter in a row, #1 in mobile analytics for the third quarter in a row, and #3 in digital analytics for the sixth quarter in a row. We have since expanded our Digital Optimization System to include products that enable cross-functional teams to personalize the digital product experiences of their customers, including our Recommend and Experiment offerings, which were both released in 2021.

We have experienced significant growth in recent years driven by the rapid adoption of our Digital Optimization System by our diversified base of more than 1,800 paying customers globally. Our customers span across industries and sizes, from the leading digital innovators to those looking to transform and adapt their business in the new digital age.

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

As of June 30, 2022 and 2021, we had 1,836 and 1,280 paying customers, respectively, representing an increase of 43% year-over-year. Our relationship with some of the world’s most beloved product-led companies has resulted in increased brand credibility and access to many attractive growth opportunities.

We have been successful at efficiently growing our customer spend over time as evidenced by our dollar-based net retention rates. As of June 30, 2022 and 2021, our dollar-based net retention rate was 126% and 119%, respectively, for paying customers. We continue to increase the number of customers who have entered and grown into larger subscriptions with us.

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

Finally, we see opportunities to expand offices and headcount internationally to better service targeted international markets where we believe we have significant opportunity to accelerate existing traction and success. For the three and six months ended June 30, 2022, 39% and 38% of our revenue was generated outside the United States, respectively. As we seek to expand our business globally, we may be adversely affected by global economic and political instability. For example, as a result of the Russia-Ukraine conflict, we terminated certain relationships with customers in Russia and some of the businesses of our customers in the impacted regions have experienced disruptions that have affected their ability to pay for our services. See "Risk Factors–Risks Related to Our Business and Industry–Our operations are international in scope, and we plan further geographical expansion, creating a variety of operational challenges."

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

	As of June 30,
	2022	2021	YoY Growth
Paying Customers	1,836	1,280	43%
Dollar-Based Net Retention Rate	126%	119%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Gross Profit	$41,070	$27,119	$78,072	$49,974
Non-GAAP Gross Profit	$43,233	$27,795	$81,646	$51,108

Gross Margin	71%	69%	70%	69%
Non-GAAP Gross Margin	74%	71%	73%	71%

Loss from Operations	$(24,583)	$(9,747)	$(46,574)	$(15,896)
Non-GAAP Loss from Operations	$(8,999)	$(4,146)	$(16,725)	$(7,392)

Loss from Operations Margin	(42)%	(25)%	(42)%	(22)%
Non-GAAP Loss from Operations Margin	(15)%	(11)%	(15)%	(10)%

Net Cash Provided by (Used in) Operating Activities	$10,642	$(5,061)	$2,353	$(5,523)
Free Cash Flow	$8,161	$(5,816)	$(1,435)	$(6,909)

Net Cash Provided by (Used in) Operating Activities Margin	18%	(13)%	2%	(8)%
Free Cash Flow Margin	14%	(15)%	(1)%	(10)%

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

The following tables reconcile the most directly comparable U.S. GAAP financial measure to each of these non-GAAP financial measures.

Non-GAAP Gross Profit and Gross Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Gross profit	$41,070	$27,119	$78,072	$49,974
Add:
Stock-based compensation expense(1)	$1,669	$247	$2,591	$483
Acquired intangible assets amortization	$494	$429	$983	$651
Non-GAAP Gross Profit	$43,233	$27,795	$81,646	$51,108
Non-GAAP Gross Margin	74%	71%	73%	71%
(1)
Stock-based compensation expense-related charges include employer payroll tax-related expenses on employee stock transactions.

Non-GAAP Loss From Operations and Loss From Operations Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Loss from operations	$(24,583)	$(9,747)	$(46,574)	$(15,896)
Add:
Stock-based compensation expense(1)	$15,090	$3,086	$28,866	$5,714
Acquired intangible assets amortization	$494	$429	$983	$651
Direct listing expenses	$—	$2,086	$—	$2,139
Non-GAAP Loss from Operations	$(8,999)	$(4,146)	$(16,725)	$(7,392)
Non-GAAP Loss from Operations Margin	(15)%	(11)%	(15)%	(10)%

(1)
Stock-based compensation expense-related charges include employer payroll tax-related expenses on employee stock transactions.

Free Cash Flow and Free Cash Flow Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Net cash provided by (used in) investing activities	$(2,481)	$970	$(3,788)	$339
Net cash provided by financing activities	1,442	177,295	4,015	179,313
Net cash provided by (used in) operating activities	10,642	(5,061)	2,353	(5,523)
Less:
Purchase of property and equipment	$(1,812)	$(405)	$(2,525)	$(655)
Capitalization of internal-use software costs	$(669)	$(350)	$(1,263)	$(731)
Free Cash Flow	$8,161	$(5,816)	$(1,435)	$(6,909)
Free Cash Flow Margin	14%	(15)%	(1)%	(10)%

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

Other Income, Net

Other income, net consists primarily of interest income on our cash holdings offset by foreign currency transaction gains and losses.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Revenue	$58,130	$39,254	$111,195	$72,364
Cost of revenue(1)	17,060	12,135	33,123	22,390
Gross profit	41,070	27,119	78,072	49,974
Operating expenses:
Research and development(1)	20,306	8,544	36,807	15,529
Sales and marketing(1)	34,135	20,040	62,265	36,810
General and administrative(1)	11,212	8,282	25,574	13,531
Total operating expenses	65,653	36,866	124,646	65,870
Loss from operations	(24,583)	(9,747)	(46,574)	(15,896)
Other income, net	293	32	379	20
Loss before provision for income taxes	(24,290)	(9,715)	(46,195)	(15,876)
Provision for income taxes	278	368	593	646
Net loss	$(24,568)	$(10,083)	$(46,788)	$(16,522)

(1)
Amounts include stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$1,669	$247	$2,592	$483
Research and development	7,383	1,154	11,667	2,063
Sales and marketing	3,206	866	6,445	1,689
General and administrative	2,578	752	7,635	1,361
Total stock-based compensation expense	$14,836	$3,019	$28,339	$5,596

The following table sets forth the components of our condensed consolidated statements of operations data, for each of the periods presented, as a percentage of revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Cost of revenue	29%	31%	30%	31%
Gross margin	71%	69%	70%	69%
Operating expenses:
Research and development	35%	22%	33%	21%
Sales and marketing	59%	51%	56%	51%
General and administrative	19%	21%	23%	19%
Total operating expenses	113%	94%	112%	91%
Loss from operations	(42)%	(25)%	(42)%	(22)%
Other income, net	1%	*	*	*
Loss before provision for income taxes	(42)%	(25)%	(42)%	(22)%
Provision for income taxes	*	1%	1%	1%
Net loss	(42)%	(26)%	(42)%	(23)%

* Less than 1%

Note: Certain figures may not sum due to rounding

Comparison of Three Months Ended June 30, 2022 to Three Months Ended June 30, 2021

Revenue

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Revenue	$58,130	$39,254	$18,876	48%

Revenue increased $18.9 million, or 48%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase in revenue was primarily due to growth of our paying customer base of 43% and revenue generated from our existing paying customers as reflected by our dollar-based net retention of 126% as of June 30, 2022.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$17,060	$12,135	$4,925	41%
Gross margin	71%	69%	N/A	N/A

Cost of revenue increased $4.9 million, or 41%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to an increase of $2.6 million in personnel and related expenses directly associated with an increase in headcount, including an increase in allocated overhead costs, and $2.2 million in third-party hosting costs as we increased capacity to support paying customer usage and growth of our paying customer base.

Our gross margin increased during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 mainly due to a decrease in our third-party hosting costs as a percentage of revenue.

Operating Expenses

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Research and development	$20,306	$8,544	$11,762	138%
Sales and marketing	34,135	20,040	14,095	70%
General and administrative	11,212	8,282	2,930	35%
Total operating expenses	$65,653	$36,866	$28,787	78%

Research and Development

Research and development expenses increased $11.8 million, or 138%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to an increase of $6.3 million in stock-based compensation expenses and related payroll taxes as a result of increased headcount, increased value of stock-based awards, and additional expense due to the satisfaction of the performance-based vesting condition of certain equity awards in connection with the Direct Listing. This increase was also attributable to $4.8 million in personnel and related expenses directly associated with an increase in headcount, including an increase in allocated overhead costs.

Sales and Marketing

Sales and marketing expenses increased $14.1 million, or 70%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to an increase of $6.8 million in personnel and related expenses directly associated with an increase in headcount, including an increase in allocated overhead costs. This increase was also attributable to an increase of $4.2 million related to expenses to support our marketing, lead generation, and advertising programs, including our hosting of Amplify, our in-person and virtual product and growth conference. An increase of $0.6 million of travel and entertainment expenses was also primarily attributable to our Amplify conference. An increase of $2.4 million in stock-based compensation expenses and related payroll taxes as a result of increased headcount, increased value of stock-based awards, and additional expense due to the satisfaction of the performance-based vesting condition of certain equity awards in connection with the Direct Listing also contributed to the increase.

General and Administrative

General and administrative expenses increased $2.9 million, or 35%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily attributable to $1.8 million in stock-based compensation expenses and related payroll taxes as a result of increased headcount, increased value of stock-based awards, and additional expense due to the satisfaction of the performance-based vesting condition of certain equity awards in connection with the Direct Listing. This increase was also attributable to $1.3 million in personnel and related expenses directly associated with an increase in headcount, including an increase in allocated overhead costs, an increase in corporate expenses of $0.9 million, primarily related to increased insurance costs, and an increase in subscription software costs of $0.7 million. The increases were partially offset by a $1.9 million decrease in professional services attributable to increased fees incurred in the comparative period related to the Direct Listing.

Other Income, net

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Other income, net	$293	$32	$261	*

* Not meaningful

Other income, net increased $0.3 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily related to a $0.2 million increase in interest income resulting from higher interest rates and a higher average cash and cash equivalents balance during the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Provision for Income Taxes

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Provision for income taxes	$278	$368	$(90)	(24)%

Provision for income taxes decreased $0.09 million, or 24%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to decreased foreign taxes resulting from a decrease in foreign deferred tax balance changes during the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Comparison of Six Months Ended June 30, 2022 to Six Months Ended June 30, 2021

Revenue

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Revenue	$111,195	$72,364	$38,831	54%

Revenue increased $38.8 million, or 54%, during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase in revenue was primarily due to growth of our paying customer base of 43% and revenue generated from our existing paying customers as reflected by our dollar-based net retention of 126% as of June 30, 2022.

Cost of Revenue and Gross Margin

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$33,123	$22,390	$10,733	48%
Gross margin	70%	69%	N/A	N/A

Cost of revenue increased $10.7 million, or 48%, during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to an increase of $5.4 million in third-party hosting costs as we increased capacity to support paying customer usage and growth of our paying customer base and $4.8 million in personnel and related expenses directly associated with an increase in headcount, including an increase in allocated overhead costs.

Our gross margin increased during the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to a decrease in our third-party hosting costs as a percentage of revenue.

Operating Expenses

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Research and development	$36,807	$15,529	$21,278	137%
Sales and marketing	62,265	36,810	25,455	69%
General and administrative	25,574	13,531	12,043	89%
Total operating expenses	$124,646	$65,870	$58,776	89%

Research and Development

Research and development expenses increased $21.3 million, or 137%, during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was primarily attributable to $10.5 million in personnel and related expenses directly associated with an increase in headcount, including an increase in allocated overhead costs. The increase was also attributable to an increase of $9.9 million in stock-based compensation expenses and related payroll taxes as a result of increased headcount, increased value of stock-based awards, and additional expense due to the satisfaction of the performance-based vesting condition of certain equity awards in connection with the Direct Listing.

Sales and Marketing

Sales and marketing expenses increased $25.5 million, or 69%, during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to an increase of $14.8 million in personnel and related expenses directly associated with an increase in headcount, including an increase in allocated overhead costs. An increase of $5.0 million related to expenses to support our marketing, lead generation and advertising programs, including our hosting of Amplify, our in-person and virtual product and growth conference contributed to the overall increase. An increase of $0.8 million of travel and entertainment expenses was also primarily related to our Amplify conference. This increase was also attributable to $4.8 million in stock-based compensation expenses and related payroll taxes as a result of increased headcount, increased value of stock-based awards, and additional expense due to the satisfaction of the performance-based vesting condition of certain equity awards in connection with the Direct Listing.

General and Administrative

General and administrative expenses increased $12.0 million, or 89%, during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily attributable to $6.4 million in stock-based compensation expenses and related payroll taxes as a result of increased headcount, increased value of stock-based awards, and additional expense due to the satisfaction of the performance-based vesting condition of certain equity awards in connection with the Direct Listing. This increase was also attributable to $2.7 million in personnel and related expenses directly associated with an increase in headcount, including an increase in allocated overhead costs, an increase in corporate expenses of $2.3 million, primarily related to increased insurance costs, and an increase in subscription software costs of $1.3 million. The overall increase was partially offset by a decrease of $0.9 million in professional services attributable to fees related to the Direct Listing process that were incurred in the six months ended June 30, 2021.

Other Income, net

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Other income, net	$379	$20	$359	*

* Not meaningful

Other income, net increased $0.4 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily related to a $0.3 million increase in interest income resulting from higher interest rates and a higher average cash and cash equivalents balance during the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Provision for Income Taxes

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Provision for income taxes	$593	$646	$(53)	(8)%

Provision for income taxes decreased $0.05 million, or 8%, during the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to decreased foreign taxes resulting from a decrease in foreign deferred tax balance changes during the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Liquidity and Capital Resources

Since inception, we have financed operations primarily through the net proceeds we have received from the sales of our preferred stock and common stock as well as cash generated from the sale of subscriptions to our platform. We have generated losses from our operations as reflected in our accumulated deficit of $226.6 million as of June 30, 2022. We generated positive cash flows from operating activities for the six months ended June 30, 2022; however, we have historically generated negative cash flows from operating activities. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support our platform, including growth in our customer base and customer usage, increased research and development expenses to support the growth of our business and related infrastructure, and increased general and administrative expenses to support being a publicly-traded company.

As of June 30, 2022, our principal sources of liquidity were cash and cash equivalents of $310.0 million and restricted cash of $0.9 million. Additionally, a substantial source of our cash provided by operating activities is our deferred revenue, which is included on our condensed consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the term of the subscription agreement. As of June 30, 2022, we had $98.4 million of deferred revenue, all of which was recorded as a current liability. This deferred revenue will be recognized as revenue when or as the related performance obligations are met.

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

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash provided by (used in) operating activities	$2,353	$(5,523)
Net cash provided by (used in) investing activities	$(3,788)	$339
Net cash provided by financing activities	$4,015	$179,313

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

Net cash provided by operating activities of $2.4 million for the six months ended June 30, 2022 reflects our net loss of $46.8 million, adjusted by non-cash items such as stock-based compensation expense of $28.3 million, depreciation and amortization of $1.9 million, and non-cash operating lease costs of $1.8 million as well as net cash provided by changes in our operating assets and liabilities of $17.0 million. The net cash provided by changes in operating assets and liabilities primarily consisted of a $29.1 million increase in deferred revenue, resulting from increased billings and collections for subscriptions, and decreases in prepaid expenses and other current and noncurrent assets of $2.3 million. These changes were offset by an increase in deferred commissions of $4.9 million and a $7.5 million increase in accounts receivable due to higher customer billings.

Net cash used in operating activities of $5.5 million for the six months ended June 30, 2021 reflects our net loss of $16.5 million, adjusted by non-cash items such as stock-based compensation expense of $5.6 million and depreciation and amortization of $1.3 million as well as net cash provided by changes in our operating assets and liabilities of $3.7 million. The net cash provided by changes in operating assets and liabilities primarily consisted of a $20.2 million increase in deferred revenue, resulting from increased billings and collections for subscriptions, and a $4.5 million increase in accrued expenses and accounts payable, resulting primarily from increases in accrued professional services, marketing, accrued payroll, and benefits due to an increase in the size of our operations. These increases were offset by an increase of $7.8 million in prepaid expenses and other current and noncurrent assets related to an increase in prepayments made in advance for future services, an increase in deferred commissions of $5.5 million, and a $7.8 million increase in accounts receivable due to higher customer billings.

Investing Activities

Net cash used in investing activities of $3.8 million for the six months ended June 30, 2022 consisted of $1.3 million of capitalized internal-use software development costs and $2.5 million in purchases of property and equipment.

Net cash provided by investing activities of $0.3 million for the six months ended June 30, 2021 consisted of $1.7 million in net cash acquired upon the acquisition of a privately-held company. This increase was offset by $0.7 million of capitalized internal-use software development costs and $0.7 million in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities of $4.0 million for the six months ended June 30, 2022 primarily consisted of $5.2 million in proceeds from the exercise of stock options offset by $1.1 million of net cash used through sales of common stock to cover tax-related amounts that had not yet been remitted to the respective taxing jurisdictions. It is expected that cash received and paid for these amounts will be cash flow neutral over time.

Net cash provided by financing activities of $179.3 million for the six months ended June 30, 2021 primarily consisted of $173.3 million in net proceeds from the sale and issuance of Series F preferred stock and $6.0 million in proceeds from the exercise of stock options.

Remaining Performance Obligations

Remaining performance obligations (“RPO”) as of June 30, 2022 and 2021, including the expected timing of recognition is as follows:

	As of June 30,
	2022	2021	% Change
	(in thousands, except percentages)
Less than or equal to 12 months	$170,173	$116,922	46%
Greater than 12 months	57,413	21,955	162%
Total remaining performance obligations	$227,586	$138,877	64%

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

Contractual Obligations and Commitments

During the six months ended June 30, 2022, there were no material changes in our contractual obligations and other commitments outside of those disclosed in the 2021 Form 10-K. For further information on our commitments and contingencies, refer to Note 8 in the consolidated financial statements contained within the 2021 Form 10-K.

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

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. Other than the adoption of ASC 842 - Leases as disclosed in Note 1 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there have been no changes to our critical accounting policies and estimates, during the six months ended June 30, 2022 as compared to those disclosed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2021 Form 10-K.

Recent Accounting Pronouncements

See Note 1 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents consist of cash on hand. As of June 30, 2022, we had cash and cash equivalents of $310.0 million. We do not have any marketable securities and we do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income on cash and cash equivalents. However, an immediate 10% increase or decrease in interest rates would not have a material effect on the fair value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Our revenue was $167.3 million for the fiscal year ended December 31, 2021 and $111.2 million and $72.4 million for the six months ended June 30, 2022 and 2021, respectively. However, you should not rely on our historical revenue growth as an indication of our future performance.

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

We have experienced net losses in each period since inception. We generated net losses of $75.0 million for the fiscal year ended December 31, 2021 and $46.8 million and $16.5 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $226.6 million. We expect our costs and expenses to increase in future periods. In particular, we intend to continue to invest significant resources in:

• the development of our Digital Optimization System, including investments in our research and development team, the development or acquisition of new products, features, and functionality, and improvements to the scalability, availability, and security of our platform;

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

• general economic, market, and industry conditions (including the current inflationary economic environment and rising interest rates), both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate, and related difficulties in collections;

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

We generally recognize subscription revenue from customers ratably over the contracted period. As a result, a portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in a given quarter may have a small impact on our revenue results for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our Digital Optimization System, including as a result of a general economic downturn, and potential changes in our pricing policies or rate of expansion or retention, may not be fully reflected in our results of operations until future periods. We may also be unable to reduce our cost structure in line with a significant deterioration in sales. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the contracted period of the agreement with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

Unfavorable conditions in our industry or the global economy, or reductions in software spending, could limit our ability to grow our business and materially adversely affect our business, financial condition, and results of operations.

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers or potential customers. Our ability to grow revenue and the profitability of our business depend on demand for software applications generally. Historically, during economic downturns there have been reductions in spending on software applications and services generally as well as pressure for extended billing terms and other financial concessions. To the extent that economic conditions deteriorate, both in the United States and abroad, including as a result of inflationary pressures and the responses by central banking authorities to control such inflation, rising interest rates, debt and equity market fluctuations, diminished liquidity and credit availability, increased unemployment rates, decreased investor and consumer confidence, political turmoil, supply chain challenges, natural catastrophes and the effects of climate change, regional and global conflicts, and terrorist attacks on the United States, Europe, the Asia Pacific region, or elsewhere, our customers and prospective customers may go out of business or elect to decrease their budgets, which would limit our ability to grow our business and materially adversely affect our financial condition and results of operations. For example, historically high levels of inflation and rising interest rates in the United States have begun to affect businesses across many industries, including ours, by increasing the costs of labor, employee healthcare, components, and freight and shipping, which may further constrain our customers’ or prospective customers’ budgets. To the extent there is a sustained general economic downturn and our Digital Optimization System is perceived by customers or potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in spending on software applications. In addition, our competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers, and they may be less dependent on key industry events to generate sales for their products. Further, macroeconomic uncertainty may result in an increased pace of consolidation in certain industries. If this were to occur it may result in reduced overall spending on our services, particularly if our customers are acquired by organizations that do not use our services. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, financial condition, and results of operations could be adversely affected.

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

The market for applications that looks to address digital optimization is fragmented, rapidly evolving, and highly competitive, with relatively low barriers to entry. As this market continues to mature and new technologies and competitors enter the market, we expect competition to intensify. We face competition from:

• large companies that have greater name recognition, much longer operating histories, more established customers and commercial partners, and significantly greater resources than we do, such as larger sales forces and marketing budgets, broader distribution networks and global presence, and more mature intellectual property portfolios;

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

Because our Digital Optimization System is available over the internet, we need to continuously modify and enhance it to keep pace with changes in internet-related hardware, software, analytics, and database technologies and standards. In addition, we need to continue to invest in technologies, services, and partnerships that increase the types of data processed on our platform and the ease with which customers can send data into our platform. We must also continue to enhance our data sharing and data exchange capabilities so customers can share their data with internal business units, customers, and other third parties. In addition, our platform requires third-party public cloud infrastructure to operate. We must continue to innovate to optimize our offerings for these and other public clouds that our customers require, particularly as we expand internationally. Further, the markets in which we compete are subject to evolving industry standards and regulations, resulting in increasing data governance and compliance requirements for us and our customers. To the extent we expand into the public sector and other highly regulated industries, our Digital Optimization System may need to address additional requirements specific to those industries.

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

We have experienced and expect to continue to experience rapid growth in our business, personnel and operations, which has placed, and may continue to place, significant demands on our management and operational and financial resources. We intend to continue to invest to expand our business, personnel and operations, which may cause our margins to decline, and any investments we make will occur in advance of experiencing the benefits from such investments, making it difficult to determine in a timely manner if we are efficiently allocating our resources. As usage of our Digital Optimization System grows, we will need to devote additional resources to improving our platform’s features and functionality, developing or acquiring new products, and maintaining infrastructure performance. Even if we are able to upgrade our systems and expand our personnel, any such expansion will be expensive and complex, requiring management’s time and attention. We could also face inefficiencies or operational failures as a result of our efforts to scale our infrastructure. Moreover, there are inherent risks associated with upgrading, improving, and expanding our information technology systems. We cannot be sure that the expansion and improvements to our infrastructure and systems will be fully or effectively implemented on a timely basis, if at all. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support, to serve our growing customer base, particularly as our customer demographics change over time. Managing these changes will require significant expenditures and allocation of valuable management resources. If we fail to successfully manage our anticipated growth and change, the quality of our products may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers. As we continue to grow, we may need to implement more complex organizational management structures or adapt our corporate culture and work environments to changing circumstances, which could have an adverse impact on our corporate culture. Any failure to preserve our culture could harm our business, including our ability to retain and recruit personnel, innovate and operate effectively, and execute on our business strategy.

The COVID-19 pandemic or similar outbreaks could have an adverse impact on our business and operations, and the markets and communities in which we, our partners and customers operate, and the impact of the pandemic is difficult to assess or predict.

The continued impact and ultimate duration of the COVID-19 pandemic (including the Omicron variant and any new variants or mutant strains of the virus) on the global economy and our business are difficult to assess or predict. Actual and potential impacts include:

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

• We have incurred and may continue to incur costs in returning to work at our offices around the world, including changes to the workplace, such as space planning, food service, and amenities.

• We may be subject to legal liability for unsafe workplace claims.

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

Overall, the COVID-19 pandemic largely resulted in favorable trends for our business, as customers were able to leverage the digital optimization of their products as sales increasingly shifted online. It can be difficult to predict customer demand, especially as customers’ priorities, resources, and economic outlook change, along with other shifting market conditions. These shifts have occurred and may in the future occur more quickly than we anticipate. For example, as stay-at-home orders, travel restrictions, and other quarantine and isolation measures are lifted, the amount of time that consumers spend interacting with digital products may normalize or decline, which could slow customer demand for our Digital Optimization System. If we are unable to respond quickly to rapidly changing market conditions and shifts in customer behavior, our business and results of operations could be harmed, and the trading price of our Class A common stock could be adversely affected.

Although global economic conditions generally improved with the rollout of vaccines, business activity may not recover as quickly as anticipated, including as a result of inflationary pressures and the responses by central banking authorities to control such inflation, rising interest rates, debt and equity market fluctuations, diminished liquidity and credit availability, increased unemployment rates, decreased investor and consumer confidence, political turmoil, and supply chain challenges. Conditions may vary between countries and regions and will be subject to the effectiveness and duration of government policies, vaccine administration rates, and other factors that may not be foreseeable. Vaccines for COVID-19 continue to be administered in the United States and other countries around the world, but the extent and rate of vaccine adoption, the long-term efficacy of these vaccines, and other factors remain uncertain. We currently require employees in North America to be fully vaccinated to utilize our office space or attend in-person company events and have implemented other health and safety protocols, which have created and may continue to create additional risks and operational challenges and may require us to make additional investments in the design, implementation, and enforcement of new workplace health and safety protocols. Even if we follow what we believe to be best practices, our efforts to reopen our offices safely may not be successful and could expose our employees, partners, and customers to health risks, and us to associated liability. Furthermore, additional and/or extended governmental restrictions, new regulations, or other changing conditions could cause us to temporarily close certain of our offices. We have offered, and plan to continue to offer, a significant percentage of our employees flexibility to shift to a hybrid work arrangement, which may adversely impact the productivity of certain employees and harm our business, including our future results of operations. This may also present risks for our strategy and may present operational, cybersecurity, and workplace culture challenges that may materially adversely affect our business. It is not possible to predict with any certainty the impact that our current policies and protocols could have on our company, our workforce, and our operations. In addition, we cannot predict what policies we may determine to, or be required to, implement in the future, or the effect thereof on our business, including whether the imposition of certain policies could cause us to lose, or experience difficulties hiring, qualified personnel.

Finally, the effects of the COVID-19 pandemic, or the easing of COVID-19-related restrictions, also may heighten other risks, including significant volatility in global markets and the trading price of our Class A common stock. The extent of the impact that COVID-19 could have on worldwide economic activity and our business in particular depends on future developments that cannot be accurately predicted at this time, such as the duration and spread of the COVID-19 pandemic, future waves of COVID-19 infections (including the spread of variants or mutant strains of the virus) resulting in additional preventive measures to contain or mitigate the spread of the virus, the extent and effectiveness of containment actions, the administration, adoption, and efficacy of vaccination programs, and the impact of these and other factors on our employees, customers, partners, and vendors. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed. Moreover, to the extent the COVID-19 pandemic materially adversely affects our business, financial condition, and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including, but not limited to, those related to our ability to expand within our existing customer base, acquire new customers, develop and expand our sales and marketing capabilities, and expand internationally.

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

Cyberattacks, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, malicious code, viruses, and social engineering (including phishing) are prevalent in our industry and our customers’ industries. In addition, we may experience attacks, unavailable systems, unauthorized access to systems or data or disclosure due to employee theft or misuse, denial-of-service attacks, sophisticated nation-state and nation-state supported actors, and advanced persistent threat intrusions. Electronic security attacks designed to gain access to personal, sensitive, or confidential data are constantly evolving, and such attacks continue to grow in sophistication. The techniques used to sabotage or to obtain unauthorized access to our platform, systems, networks, or physical facilities in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our and our service providers’ employees who are (and may continue to be) working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. We have previously been, and may in the future become, the target of cyberattacks by third parties seeking unauthorized access to our or our customers’ data or to disrupt our operations or ability to provide our services.

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

In using our Digital Optimization System, our customers depend on our product support team to resolve complex technical and operational issues. We may be unable to respond quickly enough to accommodate short-, medium-, and long-term increases in customer demand for product support. We also may be unable to modify the nature, scope, and delivery of our product support to compete with changes in product support services provided by our competitors. Increased customer demand for product support, without corresponding revenue, could increase costs and materially adversely affect our results of operations. Our sales are highly dependent on our business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality product support, or a market perception that we do not maintain high-quality product support, could materially adversely affect our reputation, our ability to sell our Digital Optimization System to existing and prospective customers, and our business, financial condition, and results of operations.

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

We have experienced rapid growth in our customer base since our inception. Although our growth strategy includes acquiring new customers across industries, company size, and stages of digital maturity, we believe there is continued significant opportunity to continue to penetrate the largest global organizations. Sales to larger organizations involve risks that may not be present or that are present to a lesser extent with sales to smaller organizations, such as longer sales cycles, more complex customer requirements, substantial upfront sales costs, and less predictability in completing some of our sales. For example, enterprise customers, which we define as customers with more than 1,500 employees, may require considerable time to evaluate and test our Digital Optimization System prior to making a purchase decision and placing an order. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our Digital Optimization System, the discretionary nature of purchasing and budget cycles, and the competitive nature of evaluation and purchasing approval processes. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, may vary significantly from customer to customer, with sales to enterprises typically taking longer to complete. During the quarter ended June 30, 2022, the average length of our sales cycle to enterprises was four to six months, as compared to one to two months to non-enterprise customers. In addition, larger organizations may demand more features and integration services. Sales to larger organizations also may increase the variability of our financial results. If we are unable to close one or more expected significant transactions with these customers in a particular period, or if an expected transaction is delayed until a subsequent period, our results of operations for that period, and for any future periods in which revenue from such transaction would otherwise have been recognized, may be adversely affected. If we fail to effectively manage these risks associated with sales cycles and sales to larger organizations, our business, financial condition, and results of operations may be materially adversely affected.

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

For the year ended December 31, 2021 and the six months ended June 30, 2022, 36% and 38% of our revenue was generated outside the United States, respectively. A component of our growth strategy involves the further expansion of our operations and customer base internationally, which will require significant dedication of management attention and financial resources. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. Our sales organization outside the United States is substantially smaller than our sales organization in the United States, and to date, only a very small portion of our sales has been driven by resellers or other channel partners. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity and limited channel partners, we may be unable to effectively grow in international markets.

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

On February 24, 2022, Russian military forces invaded Ukraine, and sustained conflict and disruption in the region is likely. Although the length, impact, and outcome of the ongoing war in Ukraine is highly unpredictable, this conflict has led, and could continue to lead, to significant market and other disruptions, including instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences, as well as an increase in cyberattacks, intellectual property theft, and espionage.

We are actively monitoring the situation in Ukraine and assessing its impact on our business, including our business partners and customers. For example, we and various companies have voluntarily stopped seeking to increase business in Russia. Such circumstances combined with new sanctions have resulted in disruptions to our customers' businesses in the impacted regions, including, at times, their ability to pay for our services. As such, we expect a reduction in revenue from customers in the impacted regions as long as these circumstances continue.

We have no way to predict the progress or outcome of the conflict in Ukraine or its impacts in Ukraine, Russia, or Belarus as the conflict, and any resulting government reactions, are rapidly developing and beyond our control. The extent and duration of the military action, sanctions, and resulting market disruptions could be significant and could potentially have a substantial impact on the global economy and our business for an unknown period of time. Any of the above-mentioned factors could materially adversely affect our business, financial condition, and results of operations. Any such disruptions may also magnify the impact of other risks described in "Risk Factors" section and elsewhere in this Quarterly Report on Form 10-Q.

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

For the year ended December 31, 2021 and the six months ended June 30, 2022 and 2021, our research and development expenses were 29%, 33%, and 21% of our revenue, respectively. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our business may be harmed. Moreover, research and development projects can be technically challenging and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling products and generate revenue, if any, from such investment. Additionally, anticipated customer demand for a product or service we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such product or service. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of products that are competitive in our current or future markets, it would materially adversely affect our business, financial condition, and results of operations.

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

Intellectual property litigation is typically complex, time consuming, and expensive to resolve and would divert the resources, time, and attention of our management and technical personnel, which might seriously harm our business, financial condition, and results of operations. We may be required to settle such litigation on terms that are unfavorable to us. For example, a settlement may require us to obtain a license to continue practices found to be in violation of a third party’s rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such practices may not be available to us at all. As a result, we may also be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative non-infringing technology or practices would require significant effort and expense. Similarly, if any litigation to which we may be a party fails to settle and we go to trial, we may be subject to an unfavorable judgment which may not be reversible upon appeal.

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

We believe we do not currently have contracts directly with the entities or businesses on the sanctions list and we currently do not have facilities or employees in Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, or the so-called Luhansk People’s Republic. We are reviewing and monitoring our contractual relationships with suppliers and customers to establish whether any are implicated by applicable sanctions. However, given the range of possible outcomes, the full costs, burdens, and limitations on our and our customer’s and business partners’ businesses are currently unknown and may become significant. As a result, based on the extent and breadth of sanctions, export controls, and other measures that may be imposed and related effects in connection with the conflict in Ukraine, it is possible that our business, financial condition, and results of operations could be materially adversely affected.

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

We are subject to numerous federal, state, local, and foreign privacy and data protection laws, regulations, policies, and contractual obligations that apply to the collection, transmission, storage, processing, sharing, disclosure, security, and use of personal information or personal data, which among other things, impose certain requirements relating to the privacy and security of personal information and other data. Laws and regulations governing privacy and data protection, the use of the internet as a commercial medium, the use of data in artificial intelligence and machine learning, and data sovereignty requirements are rapidly evolving, extensive, complex, and include inconsistencies and uncertainties and may conflict with other rules or our practices. Further, new laws, rules, and regulations could be enacted with which we are not familiar or with which our current practices do not comply.

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

The data protection landscape is also rapidly growing and evolving in the United States. As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. For example, the California Consumer Privacy Act of 2018 (the "CCPA") became effective on January 1, 2020. The CCPA requires companies that process information on California residents to make certain disclosures to consumers about their data collection, use, and sharing practices, allows consumers to opt out of certain data sharing with third parties and exercise certain individual rights regarding their personal information, provides a new private right of action for data breaches, and provides for penalties for noncompliance. Additionally, the California Privacy Rights Act (the "CPRA") was recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the CPRA provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have been passed in Virginia, Colorado, and Utah and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws may have potentially conflicting requirements that would make compliance challenging.

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

Although we work to comply with applicable laws, regulations and standards, our contractual obligations, and other legal obligations, these requirements are evolving and may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, and adversely affect our business and results of operations. In addition, if our practices are not consistent, or viewed as not consistent, with legal and regulatory requirements, including changes in laws, regulations and standards or new interpretations or applications of existing laws, regulations, and standards, we may also become subject to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, or criminal or civil sanctions, all of which may harm our business, financial condition, and results of operations.

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

We generally conduct our global operations through subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. A change in our global operations could result in higher effective tax rates, reduced cash flows, and lower overall profitability. In particular, our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant revenue and taxing authorities may disagree with positions we have taken generally, or our determinations as to the value of assets sold or acquired or income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations.

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

• changes in tax laws, tax treaties, and regulations or the interpretation of them, such as the Tax Cuts and Jobs Act (“TCJA”), the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), and proposed legislation;

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
•
general economic, market, and industry conditions, including economic slowdowns, recessions, inflationary pressures, rising interest rates, financial market fluctuations, and reduced credit availability;
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

In addition, we have filed registration statements to register all shares subject to options and RSUs outstanding or reserved for future issuance under our equity compensation plans. As of June 30, 2022, we had options outstanding that, if fully exercised, would result in the issuance of 17,620,837 shares of Class A common stock, as well as 6,475,393 shares of Class A common stock subject to RSU awards.

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

We are currently an “emerging growth company,” but commencing December 31, 2022, we will no longer be an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies will no longer apply to us.

We are currently an emerging growth company but, because the market value of our Class A common stock that was held by non-affiliates exceeded $700 million as of the last business day of our second fiscal quarter ended June 30, 2022, we will no longer qualify for such status commencing December 31, 2022 and we will be a large accelerated filer. As a large accelerated filer, we will be subject to certain disclosure requirements that are applicable to other public companies that have not been applicable to us as an emerging growth company. These requirements include:

• compliance with the auditor attestation requirements in the assessment of our internal control over financial reporting;

• compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements;

• full disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

• compliance with the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

In addition, we will no longer be able to use the extended transition period for complying with new or revised accounting standards and will be required to comply with the effective dates for new or revised accounting standards that are applicable to public companies.

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

As a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company, which we expect to further increase after we are no longer an “emerging growth company,” which, based on the market value of our Class A common stock held by non-affiliates as of the last business day of our second fiscal quarter ended June 30, 2022, will be December 31, 2022. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, Nasdaq rules, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.

As a result of being a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.

We will be required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis, beginning with our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, because we will no longer be an “emerging growth company” commencing December 31, 2022, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. We have commenced the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion once initiated. Our compliance with Section 404 will require that we incur substantial expenses and expend significant management efforts. We have begun to establish a compliance and controls function and we will need to hire additional accounting and financial personnel with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant.	8-K	001-40817	3.1	9/21/2021
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-40817	3.2	9/21/2021
4.1	Specimen Stock Certificate evidencing the shares of Class A Common Stock.	S-1	333-259168	4.2	8/30/2021
4.2	Specimen Stock Certificate evidencing the shares of Class B Common Stock.	S-8	333-259698	4.4	9/21/2021
4.3	Amended and Restated Investors’ Rights Agreement, dated as of May 28, 2021, as amended, by and among the Registrant and certain of its stockholders.	S-1	333-259168	4.3	8/30/2021
10.1#	Offer Letter, dated May 9, 2022, by and between the Registrant and Thomas Hansen.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

# Indicates management contract or compensatory plan.

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

Amplitude, Inc.

Date: August 4, 2022	By:	/s/ Spenser Skates
Spenser Skates
Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2022	By:	/s/ Hoang Vuong
Hoang Vuong
Chief Financial Officer (Principal Financial Officer)