Form 10-Q
period 2022-09-30
Amplitude, Inc.
filed 2022-11-03
CIK 1866692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 27, 2022, there were 68,696,343 shares of the registrant's Class A common stock and 44,443,596 shares of the registrant's Class B common stock, each with a $0.00001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential,” or “continue,” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements about:

•
our expectations regarding our revenue, expenses, and other operating results;
•
our ability to acquire new customers;
•
our ability to increase usage of our Digital Analytics Platform and upsell and cross sell additional products;
•
our ability to achieve or sustain profitability;
•
future investments in our business, our anticipated capital expenditures, and our estimates regarding our capital requirements;
•
the costs and success of our sales and marketing efforts, including our ability to grow and maintain our channel partners, and our ability to promote our brand;
•
the effects of the coronavirus (“COVID-19”) pandemic and other global events on our business and the global economy generally, including as a result of any new strains or variants of the virus as well as the ongoing war in Ukraine;
•
our reliance on key personnel and our ability to identify, recruit, and retain skilled personnel;
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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance, events, and circumstances reflected in the forward-looking statements will be achieved or occur at all. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors discussed in Part I, Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q as well as other documents that may be filed by us from time to time with the Securities and Exchange Commission. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AMPLITUDE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(unaudited)

	As of September 30, 2022	As of December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$247,248	$307,445
Accounts receivable, net of allowance for doubtful accounts of $466 and $85 as of September 30, 2022 and December 31, 2021, respectively	31,384	20,444
Prepaid expenses and other current assets	19,909	19,116
Deferred commissions, current	10,526	8,112
Total current assets	309,067	355,117
Marketable securities, noncurrent	59,348	—
Property and equipment, net	8,773	4,832
Intangible assets, net	2,595	3,554
Goodwill	4,073	4,073
Restricted cash, noncurrent	852	850
Deferred commissions, noncurrent	25,747	20,573
Operating lease right-of-use assets	10,053	—
Other noncurrent assets	7,753	11,389
Total assets	$428,261	$400,388
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,493	$3,363
Accrued expenses	25,571	17,936
Deferred revenue	95,460	69,294
Total current liabilities	123,524	90,593
Operating lease liabilities, noncurrent	7,741	—
Noncurrent liabilities	1,960	3,247
Total liabilities	133,225	93,840
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value per share; 20,000 shares authorized as of September 30, 2022 and December 31, 2021; zero shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.00001 par value per share; 600,000 shares authorized as of September 30, 2022 and December 31, 2021; 68,497 and 58,725 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1	1
Class B common stock, $0.00001 par value per share; 600,000 shares authorized as of September 30, 2022 and December 31, 2021; 44,608 and 51,151 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	544,738	486,354
Accumulated other comprehensive loss	(580)	—
Accumulated deficit	(249,123)	(179,807)
Total stockholders’ equity	295,036	306,548
Total liabilities and stockholders’ equity	$428,261	$400,388

See accompanying notes to condensed consolidated financial statements.

AMPLITUDE, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue	$61,614	$45,473	$172,809	$117,837
Cost of revenue	18,076	13,982	51,199	36,372
Gross profit	43,538	31,491	121,610	81,465
Operating expenses:
Research and development	21,590	18,493	58,397	34,022
Sales and marketing	32,528	22,199	94,793	59,009
General and administrative	13,610	27,567	39,184	41,098
Total operating expenses	67,728	68,259	192,374	134,129
Other income, net	1,442	123	1,821	143
Loss before provision for (benefit from) income taxes	(22,748)	(36,645)	(68,943)	(52,521)
Provision for (benefit from) income taxes	(204)	(86)	389	560
Net loss	$(22,544)	$(36,559)	$(69,332)	$(53,081)
Net loss per share attributable to Class A and Class B common stockholders:
Basic and diluted	$(0.20)	$(0.93)	$(0.63)	$(1.64)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders:
Basic and diluted	112,016	39,301	110,876	32,362

Other comprehensive loss
Net unrealized losses on marketable securities	$(580)	$—	$(580)	$—
Comprehensive loss	$(23,124)	$(36,559)	$(69,912)	$(53,081)

See accompanying notes to condensed consolidated financial statements.

AMPLITUDE, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands)

(unaudited)

	Redeemable convertible preferred stock		Class A and Class B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	loss	deficit	equity (deficit)
Balance at December 31, 2021	—	—	109,876	$1	$486,354	$—	$(179,807)	$306,548
Stock-based compensation expense	—	—	—	—	13,785	—	—	13,785
Exercise of stock options	—	—	1,603	—	3,977	—	—	3,977
Vesting of early exercised stock options	—	—	—	—	743	—	—	743
Vesting of restricted stock units	—	—	31	—	—	—	—	—
Donation of common stock and repurchase of unvested stock options	—	—	(3)	—	—	—	—	—
Cumulative impact of Topic 842 adoption	—	—	—	—	—	—	17	17
Net loss	—	—	—	—	—	—	(22,220)	(22,220)
Balance at March 31, 2022	—	$—	111,507	$1	$504,859	$—	$(202,011)	$302,849
Stock-based compensation expense	—	—	—	—	15,155	—	—	15,155
Exercise of stock options	—	—	329	—	1,176	—	—	1,176
Issuance of common stock under employee stock purchase plan	—	—	176	—	2,553	—	—	2,553
Vesting of early exercised stock options	—	—	—	—	889	—	—	889
Vesting of restricted stock units	—	—	286	—	—	—	—	—
Donation of common stock and repurchase of unvested stock options	—	—	(4)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(24,568)	(24,568)
Balance at June 30, 2022	—	$—	112,294	$1	$524,632	$—	$(226,579)	$298,054
Stock-based compensation expense	—	—	—	—	18,701	—	—	18,701
Exercise of stock options	—	—	307	—	1,044	—	—	1,044
Vesting of early exercised stock options	—	—	—	—	361	—	—	361
Vesting of restricted stock units	—	—	504	—	—	—	—	—
Net loss	—	—	—	—	—	—	(22,544)	(22,544)
Other comprehensive loss, net	—	—	—	—	—	(580)	—	(580)
Balance at September 30, 2022	—	$—	113,105	$1	$544,738	$(580)	$(249,123)	$295,036

AMPLITUDE, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands)

(unaudited)

	Redeemable convertible preferred stock		Class A and Class B common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)
Balance at December 31, 2020	61,717	$187,811	27,924	$—	$37,704	$(104,824)	$(67,120)
Stock-based compensation expense	—	—	—	—	2,628	—	2,628
Exercise of stock options	—	—	1,226	—	1,488	—	1,488
Vesting of early exercised stock options	—	—	—	—	179	—	179
Net loss	—	—	—	—	—	(6,439)	(6,439)
Balance at March 31, 2021	61,717	$187,811	29,150	$—	$41,999	$(111,263)	$(69,264)
Issuance of redeemable convertible preferred stock, net of issuance costs of $198	5,419	173,302	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,085	—	3,085
Exercise of stock options	—	—	1,690	—	2,691	—	2,691
Vesting of early exercised stock options	—	—	—	—	480	—	480
Issuance of common stock in connection with an acquisition	—	—	1,070	—	7,402	—	7,402
Net loss	—	—	—	—	—	(10,083)	(10,083)
Balance at June 30, 2021	67,136	$361,113	31,910	$—	$55,657	$(121,346)	$(65,689)
Issuance of redeemable convertible preferred stock, net of issuance costs of $0	828	26,500	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock upon direct listing	(67,964)	(387,613)	67,964	1	387,612	—	387,613
Stock-based compensation expense	—	—	—	—	14,613	—	14,613
Exercise of stock options	—	—	5,221	—	7,758	—	7,758
Vesting of restricted stock units	—	—	2,580	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	512	—	512
Net loss	—	—	—	—	—	(36,559)	(36,559)
Balance at September 30, 2021	—	$—	107,675	$1	$466,152	$(157,905)	$308,248

See accompanying notes to condensed consolidated financial statements.

AMPLITUDE, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(69,332)	$(53,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,226	2,210
Stock-based compensation expense	46,831	20,137
Other	(62)	663
Non-cash operating lease costs	2,758	—
Changes in operating assets and liabilities:
Accounts receivable	(10,890)	(5,389)
Prepaid expenses and other current assets	(793)	(11,931)
Deferred commissions	(7,588)	(6,671)
Other noncurrent assets	3,636	(3,526)
Accounts payable	(1,173)	(1,200)
Accrued expenses	8,923	7,546
Deferred revenue	26,166	30,633
Operating lease liabilities	(2,488)	—
Net cash used in operating activities	(786)	(20,609)
Cash flows from investing activities:
Purchases of marketable securities	(59,712)	—
Purchase of property and equipment	(3,012)	(957)
Capitalization of internal-use software costs	(1,523)	(1,125)
Cash paid for acquisitions, net of cash acquired	(394)	1,724
Net cash used in investing activities	(64,641)	(358)
Cash flows from financing activities:
Proceeds from the exercise of stock options	6,209	16,634
Proceeds from the issuance of redeemable convertible preferred stock, net	—	199,802
Cash received for tax withholding obligations on equity award settlements	14,026	106,919
Cash paid for tax withholding obligations on equity award settlements	(14,988)	(101,556)
Repurchase of unvested stock options	(15)	(1)
Net cash provided by financing activities	5,232	221,798
Net increase in cash, cash equivalents, and restricted cash	(60,195)	200,831
Cash, cash equivalents, and restricted cash at beginning of period	308,295	118,863
Cash, cash equivalents, and restricted cash at end of period	$248,100	$319,694
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$201	$170
Non-cash investing and financing activities:
Vesting of early exercised options	$1,993	$1,171
Purchases of property and equipment included in liabilities	$302	$—
Capitalization of internal-use software costs	$810	$190

See accompanying notes to condensed consolidated financial statements.

AMPLITUDE, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)
Summary of Business and Significant Accounting Policies

Description of Business

Amplitude, Inc. (the “Company”) was incorporated in the state of Delaware in 2011 and is headquartered in San Francisco, California. The Company provides a Digital Analytics Platform that helps companies analyze their customer behavior within digital products. The Company delivers its application over the Internet as a subscription service using a software-as-a-service (“SaaS”) model. The Company’s arrangements with customers do not provide the customer with the right to take possession of the software supporting the cloud-based application service at any time. The Company also offers customer support related to initial implementation setup, ongoing support services, and application training.

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

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) and include the accounts of Amplitude, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The reporting currency of the Company is the United States dollar. The functional currency of the Company’s foreign subsidiaries is also the United States dollar.

The unaudited condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including certain notes required by U.S. GAAP on an annual reporting basis. In management's opinion, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to state fairly the balance sheet, statements of operations and comprehensive loss, statements of redeemable convertible preferred stock and stockholders' equity (deficit), and statements of cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”).

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
•
useful lives of long-lived assets;
•
valuation of the Company’s common stock and stock-based awards for periods prior to the direct listing of the Company's Class A common stock on the Nasdaq Capital Market (the “Direct Listing”);
•
valuation of goodwill and intangible assets;
•
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

Concentration of Risk and Significant Customers

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, marketable securities, and accounts receivable. Although the Company deposits its cash with high-quality, credit-rated financial institutions, the deposits, at times, may exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

No customer accounted for 10% or more of total revenue for the three and nine months ended September 30, 2022 and 2021. As of the quarter ended September 30, 2022, one customer represented 17% of accounts receivable. As of the year ended December 31, 2021, one customer represented 10% of accounts receivable.

Significant Accounting Policies

The Company's significant accounting policies are described in the 2021 Form 10-K. There have been no significant changes to these policies that have had a material impact on the Company's condensed consolidated financial statements and related notes for the nine months ended September 30, 2022 other than for the adoption of new accounting guidance related to leases effective January 1, 2022 further described below.

Operating Leases

The Company determines if an arrangement is, or contains, a lease at inception. Leases arise from contractual obligations that convey the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. The Company determines whether an arrangement is or contains a lease at inception, based on whether there is an identified asset and whether the Company controls the use of the identified asset throughout the period of use. At lease commencement date, the Company determines lease classification between finance and operating, allocates the consideration to the lease and non-lease components and recognizes a right-of-use (“ROU”) asset and corresponding lease liability for each lease component. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments based on the lease contracts.

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

Operating leases are classified in “Operating lease right-of-use assets” and “Operating lease liabilities, noncurrent” on the Company's condensed consolidated balance sheets. The current balance of the operating lease liabilities is included within “Accrued expenses” on the Company's condensed consolidated balance sheets. Operating lease expense is recognized on a straight-line basis over the expected lease term and included in “Operating expenses” in the Company's condensed consolidated statements of operations and comprehensive loss.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires companies to recognize lease liabilities and corresponding right-of-use leased assets on the balance sheets and to disclose key information about leasing arrangements. Qualitative and quantitative disclosures will be enhanced to better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2021, with early adoption permitted.

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

The Company adopted the new standard as of January 1, 2022, and recognized a cumulative-effect adjustment to the opening balance of accumulated deficit as of adoption date. The Company elected the optional transition approach to not apply Topic 842 in the comparative periods presented. The Company elected the relief package of practical expedients to not reassess whether existing contracts contain leases, the lease term and classification for existing leases and whether existing initial direct costs meet the new definition. The adoption of Topic 842 resulted in the recognition of total right-of-use of $11.6 million and total lease liabilities of $13.2 million as of the date of adoption. Additionally, the Company has derecognized $1.6 million in deferred rent upon adoption of this standard. The adoption of Topic 842 did not have a material impact to the condensed consolidated statements of operations and comprehensive loss or statements of cash flows.

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

(2)
Revenue from Contracts with Customers

Deferred Revenue and Remaining Performance Obligations

The amount of revenue recognized in the nine months ended September 30, 2022 that was included in deferred revenue as of December 31, 2021 was $66.3 million.

As of September 30, 2022 and December 31, 2021, unrecognized transaction price related to remaining performance obligations was $248.1 million and $170.1 million, respectively. The Company’s remaining performance obligations as of September 30, 2022 and December 31, 2021 are expected to be recognized as follows (in thousands):

	As of September 30, 2022	As of December 31, 2021
Less than or equal to 12 months	$183,879	$137,266
Greater than 12 months	64,211	32,868
Total remaining performance obligations	$248,090	$170,134

Disaggregation of Revenue

The following table shows the Company’s disaggregation of revenue by geographic areas, as determined based on the billing address of its customers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$37,399	$29,582	$106,394	$75,942
International	24,215	15,891	66,415	41,895
Total revenue	$61,614	$45,473	$172,809	$117,837

Deferred Commissions

Commissions paid upon the initial acquisition of a contract are deferred and then amortized on a straight-line basis over a period of benefit, determined to be five years. The following table represents a roll forward of the Company’s deferred commissions for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$33,580	$24,957	$28,685	$19,440
Additions to deferred commissions	5,244	3,002	14,501	11,506
Amortization of deferred commissions	(2,551)	(1,849)	(6,913)	(4,836)
Ending balance	36,273	26,110	36,273	26,110
Deferred commissions, current portion	10,526	7,427	10,526	7,427
Deferred commissions, net of current portion	25,747	18,683	25,747	18,683
Total deferred commissions	$36,273	$26,110	$36,273	$26,110

(3)
Balance Sheet Components

The following tables show the Company’s financial statement details as of September 30, 2022 and 2021 and December 31, 2021 and 2020.

Cash, Cash Equivalents and Restricted Cash

The following table represents the Company's cash, cash equivalents, and restricted cash at each period end (in thousands):

	As of September 30,		As of December 31,
	2022	2021	2021	2020
Cash and cash equivalents	$247,248	$317,763	$307,445	$117,783
Restricted cash, current	—	1,081	—	1,080
Restricted cash, noncurrent	852	850	850	—
Total cash, cash equivalents, and restricted cash	$248,100	$319,694	$308,295	$118,863

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of September 30, 2022	As of December 31, 2021

Prepaid hosting	$10,559	$9,216
Other prepaid expenses and other assets	9,350	9,900
Total prepaid expense and other current assets	$19,909	$19,116

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of September 30, 2022	As of December 31, 2021

Accrued commission	$5,556	$4,708
Accrued payroll and employee related taxes	2,056	2,689
Accrued sales tax	570	932
Liability from early exercised stock options	1,713	3,708
2021 Employee Stock Purchase Plan withholding	2,460	981
Operating lease liabilities, current	3,787	—
Other accrued liabilities	9,429	4,918
Total accrued expenses	$25,571	$17,936

(4)
Fair Value Measurements

The following table summarizes, for financial assets measured at fair value, the respective fair value and classification by level of input within the fair value hierarchy (in thousands):

	As of September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$190,857	$—	$—	$190,857
Level 2:
Available-for-sale securities
U.S. governmental securities	59,928	—	(580)	59,348
Total	$250,785	$—	$(580)	$250,205

(1)
Included in “Cash and cash equivalents” in the Company's consolidated balance sheet as of September 30, 2022, in addition to cash of $56.3 million.

The Company uses quoted prices in active markets for identical assets to determine the fair value of our Level 1 investments. The fair value of our Level 2 investments is determined using pricing based on quoted market prices or alternative market observable inputs.

The fair value of our available-for-sale securities as of September 30, 2022, by remaining contractual maturities, was as follows (in thousands):

As of September 30, 2022
Due in one year or less	$—
Due in greater than one year	59,348
Total	$59,348

The Company held no marketable securities as of December 31, 2021.

(5)
Intangible Assets

Intangible Assets Other Than Goodwill

Intangible assets, net consisted of the following (in thousands):

	As of September 30, 2022			As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology	$5,550	$(3,687)	$1,863	$5,550	$(2,303)	$3,247
Customer related	958	(226)	732	400	(93)	307
Intangible assets, net	$6,508	$(3,913)	$2,595	$5,950	$(2,396)	$3,554

Amortization expense of intangible assets was $0.5 million and $1.5 million for the three and nine months ended September 30, 2022, respectively, and $0.5 million and $1.1 million for the three and nine months ended September 30, 2021, respectively.

As of September 30, 2022, future amortization expense is expected to be as follows (in thousands):

Amount
Remainder of 2022	$547
2023	1,424
2024	519
2025	105
2026	—
Total	$2,595

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

The Company has reserved shares of its common stock as follows:

	As of September 30, 2022	As of December 31, 2021

2014 Stock Option and Grant Plan and 2021 Incentive Award Plan:
Equity plan stock options outstanding	17,398,329	21,214,155
RSUs outstanding	9,086,234	1,716,614
Shares available for future issuance	17,891,146	19,005,008
2021 Employee Stock Purchase Plan:
Shares available for future issuance	3,585,845	2,663,371
Total reserved shares	47,961,554	44,599,148

Equity Incentive Plans

2014 Stock Option and Grant Plan

In December 2014, the Company adopted its 2014 Stock Option and Grant Plan (as amended, the “2014 Plan”), pursuant to which shares of the Company’s common stock were reserved for the issuance of stock options (incentive and non-statutory), restricted stock units (“RSUs”), and restricted stock to employees, directors, and consultants under terms and provisions established by the board of directors and approved by the Company’s stockholders. The 2014 Plan was terminated in September 2021 in connection with the Direct Listing but continues to govern the terms of outstanding awards that were granted prior to the termination of the 2014 Plan. No further equity awards will be granted under the 2014 Plan. With the establishment of the 2021 Incentive Award Plan (the “2021 Plan”) as further discussed below, upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class A common stock underlying outstanding stock-based awards granted under the 2014 Plan, an equal number of shares of Class A common stock will become available for grant under the 2021 Plan.

2021 Incentive Award Plan

In August 2021, the Company's board of directors adopted, and its stockholders approved, the 2021 Plan, which became effective in connection with the Direct Listing. The 2021 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSU awards, performance bonus awards, performance stock units, dividend equivalent awards and other forms of equity compensation (collectively, “equity awards”). A total of 18,643,596 shares of the Company's Class A common stock have been reserved for issuance under the 2021 Plan in addition to (i) any shares available for issuance under the 2014 Plan as of the effective date of the 2021 Plan, (ii) the number of shares represented by awards outstanding under the Company's 2014 Plan (“Prior Plan Awards”) that become available upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class A common stock underlying outstanding stock awards granted under the 2014 Plan, and (iii) an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (A) 5% of the shares of the Company's common stock outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the Company's board of directors; provided, however, that no more than 88,000,000 shares of stock may be issued upon the exercise of incentive stock options.

Stock Option Awards

Stock options granted under the 2014 Plan and the 2021 Plan (collectively, the “combined stock plans”) generally vest based on continued service over four years. Options issued outside of the combined stock plans were immaterial and therefore not discussed further below.

Option activity under the Company's combined stock plans for the nine months ended September 30, 2022 is set forth below:

			Weighted
		Weighted	average	Aggregate
	Outstanding	average	remaining	intrinsic
	stock	exercise	contractual	value
	options	price	life (years)	(in thousands)
Balances as of December 31, 2021	21,214,155	$4.15	8.12	$1,035,039
Granted	858,630	14.84
Exercised	(2,239,714)	2.77
Cancelled/forfeited	(2,434,742)	8.72
Balances as of September 30, 2022(1)	17,398,329	$4.22	7.45	$195,745
Exercisable as of September 30, 2022(2)	12,671,705	$3.19	7.09	$155,554

(1)
As no forfeitures are estimated due to the Company's adoption of ASU No. 2016-09, all options are vested or expected to vest. As of September 30, 2022, no options were outstanding that were subject to a future performance condition
(2)
Exercisable shares include vested options as well as unvested shares that can be early exercised

During December 2020, the Company granted 1,756,545 stock options to two executives which contain both a service condition and a performance condition. Based on the terms of the options, the vesting commencement date is defined as the date on which a registration statement on Form S-1 filed with the SEC becomes effective (a “QPO Event”). In conjunction with the Direct Listing, a QPO Event occurred and therefore the options began to vest 1/24th each month subsequent to September 21, 2021. During the three and nine months ended September 30, 2022, the Company recognized $0.3 million and $1.2 million in stock-based compensation expense related to these awards using the accelerated attribution method, respectively. The unrecognized stock-based compensation expense was $0.5 million and $1.7 million as of September 30, 2022 and December 31, 2021, respectively.

The aggregate intrinsic values of options are calculated as the difference between the exercise price of the options and the market price for shares of the Company’s common stock as of each period-end. The total intrinsic value of options exercised for the nine months ended September 30, 2022 and 2021 was $28.4 million and $420.9 million, respectively.

Stock options granted during the nine months ended September 30, 2022 and 2021 had a weighted average grant date fair value of $8.27 and $5.67 per share, respectively. With the exception of the performance options detailed above, the fair value is being expensed over the vesting period of the options on a straight-line basis as the services are being provided. The total grant date fair value of shares vested during the nine months ended September 30, 2022 and 2021 was $14.0 million and $6.4 million, respectively. No tax benefits were realized from options during the periods.

As of September 30, 2022, total unrecognized stock-based compensation expense related to options outstanding under the combined stock plans was $26.4 million. This unrecognized expense as of September 30, 2022 is expected to be recognized over the weighted average remaining vesting period of 2.00 years. As of September 30, 2022, the Company had 354,500 shares of non-employee stock options outstanding under the combined stock plans.

The fair value of each option granted to employees under the 2021 Plan is estimated on the grant date using the Black-Scholes pricing model. Based on the nature of the underlying options granted under the 2014 Plan, the fair value of each option granted to employees is estimated on the date of grant using the Monte Carlo simulation model.

The following range of assumptions and data inputs were used in the Black-Scholes option-pricing model to estimate the fair value of options granted under the 2021 Plan:

Nine Months Ended September 30, 2022

Fair value of common stock	$14.62 - $15.63
Expected dividend yield	—
Risk-free interest rate	3.01% - 3.36%
Expected volatility	55.3% - 55.6%
Expected term (years)	6.0 - 6.3

Restricted Stock Units

RSUs granted under the 2021 Plan generally vest based on continued service, typically over a three- to four-year period. RSUs granted pursuant to the 2014 Plan vest according to a service condition as well as a performance condition, through a liquidity event, including (i) a change in control of the Company or (ii) the initial public offering of the Company’s equity securities, following which the securities shall be publicly traded, which includes a direct listing. As a result of the Direct Listing, the performance condition for all RSUs granted pursuant to the 2014 Plan has been met. During the three and nine months ended September 30, 2022, the Company recorded $13.5 million and $29.8 million in stock-based compensation expense related to RSUs, respectively. During the three and nine months ended September 30, 2021, the Company recorded $7.2 million in stock-based compensation expense related to RSUs.

As of September 30, 2022, total unrecognized stock-based compensation expense related to RSUs was $165.4 million. This unrecognized expense as of September 30, 2022 is expected to be recognized over the weighted average remaining vesting period of 2.95 years. As of September 30, 2022, the Company had 248,027 shares of non-employee RSUs outstanding under the combined stock plans.

RSU activity during the nine months ended September 30, 2022 was as follows:

	Restricted stock units	Weighted-average grant date fair value per share
Balance as of December 31, 2021	1,716,614	$38.40
Granted	8,955,958	18.19
Vested	(821,063)	23.42
Cancelled/forfeited	(765,275)	30.62
Balance as of September 30, 2022	9,086,234	$24.80

2021 Employee Stock Purchase Plan

In August 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective in connection with the Direct Listing. The ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. A total of 3,585,845 shares of the Company’s Class A common stock have been reserved for future issuance under the ESPP, in addition to any annual automatic evergreen increases in the number of shares of Class A common stock reserved for future issuance under the ESPP. The ESPP offers employees the option to purchase shares through a series of consecutive 12-month offering periods on each May 15th and November 15th (with two six-month purchase periods during each offering period). The price at which Class A common stock is purchased under the ESPP is equal to the lower of (i) 85% of the closing trading price per share of the Company's Class A common stock on the first trading date of an offering period in which a participant is enrolled or (ii) 85% of the closing trading price per share on the purchase date, which will occur on the last trading day of each purchase period, or such other price designated by the administrator. The initial offering period under the ESPP will be longer than 12 months, commencing on September 28, 2021 and ending on November 14, 2022. The first purchase period commenced on September 28, 2021 and ended on May 14, 2022. The ESPP offers a rollover feature pursuant to which, if the fair market value of a share of Class A common stock on the first purchase date is lower than the fair market value on the first trading day of the offering period, the respective offering period will terminate and each participant will be automatically enrolled in the offering period that commences immediately following the purchase date. In accordance with the rollover feature, immediately following the conclusion of the first purchase period on May 14, 2022, the initial offering period was terminated and participants were automatically enrolled in a new 12-month offering period commencing on May 15, 2022 and ending on May 14, 2023. The impact of the rollover feature did not result in any incremental compensation cost for the three or nine months ended September 30, 2022.

As of September 30, 2022, 0.2 million shares have been purchased under the ESPP. During the nine months ended September 30, 2022, the Company recognized $4.5 million of stock-based compensation expense related to the ESPP and withheld $5.3 million in contributions from employees. As of September 30, 2022, total unrecognized compensation cost related to the ESPP was $1.9 million, which will be amortized over a weighted average period of 0.62 years.

Stock-based compensation expense, net of actual forfeitures is reflected in the condensed consolidated statement of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Cost of revenue	$1,793	$425	$4,385	$909
Research and development	7,486	7,390	19,153	9,454
Sales and marketing	5,029	2,312	11,474	4,001
General and administrative	4,184	4,412	11,819	5,773
Total stock-based compensation expense	$18,492	$14,539	$46,831	$20,137

(7)
Income Taxes

The Company had an effective tax rate of 0.9% and (0.6)% for the three and nine months ended September 30, 2022, respectively, and 0.2% and (1.1)% for the three and nine months ended September 30, 2021, respectively. The Company continues to incur U.S. operating losses and has minimal profits in its foreign jurisdictions.

During the three and nine months ended September 30, 2022 and 2021, the Company has evaluated all available evidence, both positive and negative, including historical levels of income, and expectations and risks associated with estimates of future taxable income, and has determined that it is more likely than not that its net deferred tax assets will not be realized in the United States. Due to uncertainties surrounding the realization of the deferred tax assets, the Company continues to maintain a full valuation allowance against its net deferred tax assets within the United States.

(8)
Operating Leases

The components of lease expense were as follows (in thousands, except years and rate):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Operating lease cost	$969	$2,759
Short-term lease cost	219	590
Total lease cost	$1,188	$3,349

As of September 30, 2022
Weighted average remaining term (years)	3.05
Weighted average discount rate	2.92%

Supplemental cash flow information related to operating leases is as follows (in thousands):

Nine Months Ended September 30,
2022
Right-of-use assets obtained in exchange for new operating lease liabilities	$920
Cash paid for operating lease liabilities	$2,488

Future minimum lease payments under non-cancellable operating leases with initial lease terms in excess of one year included in the Company’s lease liabilities as of September 30, 2022 are as follows (in thousands):

Year ending December 31:
Remainder of 2022	$739
2023	4,153
2024	3,912
2025	3,125
2026 and thereafter	398
Total undiscounted operating lease payments	$12,327
Less: imputed interest	(799)
Total operating lease liabilities	$11,528

Future minimum payments under non-cancellable operating leases consisted of the following as of December 31, 2021 (in thousands):

Year ending December 31:
2022	$2,767
2023	3,883
2024	3,988
2025	3,207
2026 and thereafter	463
Total minimum lease payments	$14,308

For the three and nine months ended September 30, 2021, rent expense was $0.9 million and $3.0 million, respectively.

(9)
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

(10)
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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net loss attributable to Class A and Class B common stockholders	$(22,544)	$(36,559)	$(69,332)	$(53,081)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	112,016	39,301	110,876	32,362
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.20)	$(0.93)	$(0.63)	$(1.64)

The following potential common shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	As of September 30,
	2022	2021

Equity plan stock options outstanding	17,398	23,613
Equity plan stock options early exercised	314	1,054
RSUs outstanding	9,086	1,232
Restricted shares	271	352
Shares issuable pursuant to the ESPP	465	—
Total	27,534	26,251

(11) Subsequent Events

In October 2022, the Company granted RSUs representing 0.2 million shares of Class A common stock to certain of its employees with service-based vesting conditions. The service-based vesting condition for these awards is satisfied over three years for the majority of the RSUs granted. The grant date fair value of these RSUs granted in October 2022 was approximately $3.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes appearing in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Unless the context otherwise requires, all references in this report to “Amplitude,” the “Company,” “we,” “our,” “us,” or similar terms refer to Amplitude, Inc. and its subsidiaries.

Overview

Amplitude is a leading Digital Analytics Platform that provides self-service visibility into the entire customer journey. With Amplitude, organizations can build amazing product experiences, drive revenue growth, and win their categories. We work with more than 1,900 paying customers of various sizes and stages of digital maturity, across many industries, including the teams behind some of the most-beloved digital products in the world. We have experienced significant growth in recent years, with more than 700 employees in seven global offices.

At the core of our Digital Analytics Platform is our Behavioral Graph, a proprietary, purpose-built behavioral database that is the largest of its kind. Our Behavioral Graph instantly finds patterns, makes recommendations, and connects customer actions along their journeys to the right business outcomes, like engagement, growth, and loyalty. We architected our Behavioral Graph to power numerous products, beginning with our core product analytics solution. Consistently ranked #1 in multiple categories by G2, Amplitude Analytics provides real-time product data so cross-functional teams can understand what is working and what is not. We have since expanded our offerings to include products that enable teams to build personalized product experiences, test product changes, and improve data quality across their technology stack. These expansions include Amplitude Experiment, a product experimentation platform, and Amplitude CDP.

Key Factors Affecting Our Performance

We believe that the growth and future success of our business depends on many factors. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to sustain our growth and improve our results of operations.

Customer Acquisition and Expansion

We believe that our Digital Analytics Platform can help businesses across industries, company size, and stages of digital maturity drive better business outcomes through optimizing the digital product experience of their customers. We are focused on continuing to acquire new customers and expanding our relationships with our existing installed base to support our long-term growth. We have invested, and expect to continue to invest, in our sales and marketing efforts to drive customer acquisition.

As of September 30, 2022 and 2021, we had 1,913 and 1,417 paying customers, respectively, representing an increase of 35% year-over-year. Our relationship with some of the world’s most beloved product-led companies has resulted in increased brand credibility and access to many attractive growth opportunities.

We have been successful at efficiently growing our customer spend over time as evidenced by our dollar-based net retention rates. As of September 30, 2022 and 2021, our dollar-based net retention rate was 123% and 121%, respectively, for paying customers. We continue to increase the number of customers who have entered and grown into larger subscriptions with us.

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

Finally, we see opportunities to expand offices and headcount internationally to better service targeted international markets where we believe we have significant opportunity to accelerate existing traction and success. For the three and nine months ended September 30, 2022, 39% and 38% of our revenue was generated outside the United States, respectively. As we seek to expand our business globally, we may be adversely affected by global economic and political instability. For example, as a result of the Russia-Ukraine conflict, we terminated certain relationships with customers in Russia and some of the businesses of our customers in the impacted regions have experienced disruptions that have affected their ability to pay for our services. See “Risk Factors–Risks Related to Our Business and Industry–Our operations are international in scope, and we plan further geographical expansion, creating a variety of operational challenges.”

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

	As of September 30,
	2022	2021	YoY Growth
Paying Customers	1,913	1,417	35%
Dollar-Based Net Retention Rate	123%	121%

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

Dollar-Based Net Retention Rate

We calculate our dollar-based net retention rate to measure our ability to retain and expand Annual Recurring Revenue (“ARR”) from our customers and believe it is an indicator of the value our platform delivers to customers and our future business opportunities. Our dollar-based net retention rate compares our ARR from the same set of customers across comparable periods and reflects customer renewals, expansion, contraction, and attrition. We define ARR as the annual recurring revenue of subscription agreements at a point in time based on the terms of customers’ contracts. ARR should be viewed independently of revenue, and does not represent our U.S. GAAP revenue on an annualized basis, as it is an operating metric that can be impacted by contract start and end dates and renewal rates. ARR is not intended to be a replacement for or forecast of revenue.

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

Response to COVID-19

The COVID-19 pandemic has had an adverse effect on the global economy, including the businesses of many of our customers and prospective customers and did, in the early stages of the pandemic, result in increased attrition from our smaller customers and those customers in the most impacted industries such as travel and entertainment. Overall, however, the COVID-19 pandemic has resulted in favorable trends for our business and the businesses of those customers who have been able to leverage digital analytics for their products as sales increasingly shifted online.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Gross Profit	$43,538	$31,491	$121,610	$81,465
Non-GAAP Gross Profit	$45,865	$32,417	$127,511	$83,525

Gross Margin	71%	69%	70%	69%
Non-GAAP Gross Margin	74%	71%	74%	71%

Loss from Operations	$(24,190)	$(36,768)	$(70,764)	$(52,664)
Non-GAAP Loss from Operations	$(4,863)	$(2,285)	$(21,588)	$(9,677)

Loss from Operations Margin	(39)%	(81)%	(41)%	(45)%
Non-GAAP Loss from Operations Margin	(8)%	(5)%	(12)%	(8)%

Net Cash Used in Operating Activities	$(3,139)	$(15,086)	$(786)	$(20,609)
Free Cash Flow	$(3,886)	$(15,782)	$(5,321)	$(22,691)

Net Cash Used in Operating Activities Margin	(5)%	(33)%	(0)%	(17)%
Free Cash Flow Margin	(6)%	(35)%	(3)%	(19)%

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

The following tables reconcile the most directly comparable U.S. GAAP financial measure to each of these non-GAAP financial measures.

Non-GAAP Gross Profit and Gross Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Gross profit	$43,538	$31,491	$121,610	$81,465
Add:
Stock-based compensation expense(1)	$1,793	$426	$4,384	$909
Acquired intangible assets amortization	$534	$500	$1,517	$1,151
Non-GAAP Gross Profit	$45,865	$32,417	$127,511	$83,525
Non-GAAP Gross Margin	74%	71%	74%	71%
(1)
Stock-based compensation expense-related charges include employer payroll tax-related expenses on employee stock transactions.

Non-GAAP Loss From Operations and Loss From Operations Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Loss from operations	$(24,190)	$(36,768)	$(70,764)	$(52,664)
Add:
Stock-based compensation expense(1)	$18,793	$17,931	$47,659	$23,645
Acquired intangible assets amortization	$534	$500	$1,517	$1,151
Direct listing expenses	$—	$16,052	$—	$18,191
Non-GAAP Loss from Operations	$(4,863)	$(2,285)	$(21,588)	$(9,677)
Non-GAAP Loss from Operations Margin	(8)%	(5)%	(12)%	(8)%

(1)
Stock-based compensation expense-related charges include employer payroll tax-related expenses on employee stock transactions.

Free Cash Flow and Free Cash Flow Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Net cash used in investing activities	$(60,853)	$(697)	$(64,641)	$(358)
Net cash provided by financing activities	1,217	42,485	5,232	221,798
Net cash used in operating activities	(3,139)	(15,086)	(786)	(20,609)
Less:
Purchase of property and equipment	$(487)	$(302)	$(3,012)	$(957)
Capitalization of internal-use software costs	$(260)	$(394)	$(1,523)	$(1,125)
Free Cash Flow	$(3,886)	$(15,782)	$(5,321)	$(22,691)
Free Cash Flow Margin	(6)%	(35)%	(3)%	(19)%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Revenue	$61,614	$45,473	$172,809	$117,837
Cost of revenue(1)	18,076	13,982	51,199	36,372
Gross profit	43,538	31,491	121,610	81,465
Operating expenses:
Research and development(1)	21,590	18,493	58,397	34,022
Sales and marketing(1)	32,528	22,199	94,793	59,009
General and administrative(1)	13,610	27,567	39,184	41,098
Total operating expenses	67,728	68,259	192,374	134,129
Loss from operations	(24,190)	(36,768)	(70,764)	(52,664)
Other income, net	1,442	123	1,821	143
Loss before provision for (benefit from) income taxes	(22,748)	(36,645)	(68,943)	(52,521)
Provision for (benefit from) income taxes	(204)	(86)	389	560
Net loss	$(22,544)	$(36,559)	$(69,332)	$(53,081)

(1)
Amounts include stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$1,793	$425	$4,385	$909
Research and development	7,486	7,390	19,153	9,454
Sales and marketing	5,029	2,312	11,474	4,001
General and administrative	4,184	4,412	11,819	5,773
Total stock-based compensation expense	$18,492	$14,539	$46,831	$20,137

The following table sets forth the components of our condensed consolidated statements of operations and comprehensive loss data, for each of the periods presented, as a percentage of revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Cost of revenue	29%	31%	30%	31%
Gross margin	71%	69%	70%	69%
Operating expenses:
Research and development	35%	41%	34%	29%
Sales and marketing	53%	49%	55%	50%
General and administrative	22%	61%	23%	35%
Total operating expenses	110%	150%	111%	114%
Loss from operations	(39)%	(81)%	(41)%	(45)%
Other income, net	2%	*	1%	*
Loss before provision for (benefit from) income taxes	(37)%	(81)%	(40)%	(45)%
Provision for (benefit from) income taxes	*	*	*	*
Net loss	(37)%	(80)%	(40)%	(45)%

* Less than 1%

Note: Certain figures may not sum due to rounding

Comparison of Three Months Ended September 30, 2022 to Three Months Ended September 30, 2021

Revenue

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Revenue	$61,614	$45,473	$16,141	35%

Revenue increased $16.1 million, or 35%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase in revenue was primarily due to growth of our paying customer base of 35% and revenue generated from our existing paying customers as reflected by our dollar-based net retention of 123% as of September 30, 2022.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$18,076	$13,982	$4,094	29%
Gross margin	71%	69%	N/A	N/A

Cost of revenue increased $4.1 million, or 29%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily due to an increase of $2.4 million in personnel and related expenses directly associated with an increase in headcount, including an increase in allocated overhead costs, and $1.4 million in third-party hosting costs as we increased capacity to support paying customer usage and growth of our paying customer base.

Our gross margin increased during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 mainly due to a decrease in our third-party hosting costs as a percentage of revenue.

Operating Expenses

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Research and development	$21,590	$18,493	$3,097	17%
Sales and marketing	32,528	22,199	10,329	47%
General and administrative	13,610	27,567	(13,957)	(51)%
Total operating expenses	$67,728	$68,259	$(531)	(1)%

Research and Development

Research and development expenses increased $3.1 million, or 17%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily due to $5.0 million in personnel and related expenses directly associated with an increase in headcount, including an increase in allocated overhead costs. The increase was partially offset by a $2.2 million decrease in stock-based compensation expenses and related payroll taxes as a result of additional expense in the comparative three months ended September 30, 2021 due to the satisfaction of the performance-based vesting condition of certain equity awards in connection with the Direct Listing that did not recur in the quarter ended September 30, 2022.

Sales and Marketing

Sales and marketing expenses increased $10.3 million, or 47%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily due to an increase of $3.6 million in personnel and related expenses directly associated with an increase in headcount, including an increase in allocated overhead costs. The increase in headcount also contributed to an increase of $1.0 million in commissions related to an expansion of our customer base, contract value of deals, and sales team. Additionally, an increase of $3.6 million in stock-based compensation expenses and related payroll taxes as a result of increased headcount, increased value of stock-based awards, and additional expense due to the satisfaction of the performance-based vesting condition of certain equity awards in connection with the Direct Listing also contributed to the increase. This increase was also attributable to an increase of $0.7 million related to expenses to support our marketing, lead generation, and advertising programs.

General and Administrative

General and administrative expenses decreased $14.0 million, or 51%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The decrease was primarily attributable to a $15.6 million decrease in professional services attributable to increased fees incurred in the comparative period related to the Direct Listing. The decrease was partially offset by an increase in corporate expenses of $1.1 million, primarily related to increased insurance costs, and an increase in subscription software costs of $0.4 million.

Other Income, net

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Other income, net	$1,442	$123	$1,319	*

* Not meaningful

Other income, net increased $1.3 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily related to a $1.2 million increase in interest income resulting from interest earned on the marketable securities purchased in the three months ended September 30, 2022.

Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(204)	$(86)	$(118)	137%

Provision for (benefit from) income taxes decreased $0.1 million, or 137%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to decreased foreign taxes resulting from a decrease in foreign deferred tax balance changes during the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Comparison of Nine Months Ended September 30, 2022 to Nine Months Ended September 30, 2021

Revenue

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Revenue	$172,809	$117,837	$54,972	47%

Revenue increased $55.0 million, or 47%, during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase in revenue was primarily due to growth of our paying customer base of 35% and revenue generated from our existing paying customers as reflected by our dollar-based net retention of 123% as of September 30, 2022.

Cost of Revenue and Gross Margin

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$51,199	$36,372	$14,827	41%
Gross margin	70%	69%	N/A	N/A

Cost of revenue increased $14.8 million, or 41%, during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to an increase of $7.3 million in personnel and related expenses directly associated with an increase in headcount, including an increase in allocated overhead costs, and a $6.8 million increase in third-party hosting costs as we increased capacity to support paying customer usage and growth of our paying customer base.

Our gross margin increased during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to a decrease in our third-party hosting costs as a percentage of revenue.

Operating Expenses

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Research and development	$58,397	$34,022	$24,375	72%
Sales and marketing	94,793	59,009	35,784	61%
General and administrative	39,184	41,098	(1,914)	(5)%
Total operating expenses	$192,374	$134,129	$58,245	43%

Research and Development

Research and development expenses increased $24.4 million, or 72%, during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase was primarily attributable to $15.7 million in personnel and related expenses directly associated with an increase in headcount, including an increase in allocated overhead costs. The increase was also attributable to an increase of $7.6 million in stock-based compensation expenses and related payroll taxes as a result of increased headcount, increased value of stock-based awards, and additional expense due to the satisfaction of the performance-based vesting condition of certain equity awards in connection with the Direct Listing.

Sales and Marketing

Sales and marketing expenses increased $35.8 million, or 61%, during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to an increase of $13.9 million in personnel and related expenses directly associated with an increase in headcount, including an increase in allocated overhead costs. The increase in headcount also contributed to an increase of $2.4 million in commissions related to an expansion of our customer base, contract value of deals, and sales team. This increase was also attributable to $9.9 million in stock-based compensation expenses and related payroll taxes as a result of increased headcount, increased value of stock-based awards, and additional expense due to the satisfaction of the performance-based vesting condition of certain equity awards in connection with the Direct Listing. An increase of $5.6 million related to expenses to support our marketing, lead generation, and advertising programs and an increase of $1.4 million in software subscription costs contributed to the overall increase.

General and Administrative

General and administrative expenses decreased $1.9 million, or 5%, during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease was primarily attributable to a $16.5 million decrease in professional services attributable to fees related to the Direct Listing that were incurred in the nine months ended September 30, 2021. The decrease was partially offset by a $5.8 million increase in stock-based compensation expenses and related payroll taxes as a result of increased headcount, increased value of stock-based awards, and additional expense due to the satisfaction of the performance-based vesting condition of certain equity awards in connection with the Direct Listing. This decrease was also partially offset by an increase of $3.2 million in personnel and related expenses directly associated with an increase in headcount, including an increase in allocated overhead costs, an increase in corporate expenses of $3.4 million, primarily related to increased insurance costs, and an increase in subscription software costs of $1.7 million.

Other Income, net

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Other income, net	$1,821	$143	$1,678	*

* Not meaningful

Other income, net increased $1.7 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily related to a $1.5 million increase in interest income resulting from interest earned on the marketable securities purchased in the nine months ended September 30, 2022.

Provision for (Benefit from) Income Taxes

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$389	$560	$(171)	(31)%

Provision for (benefit from) income taxes decreased $0.2 million, or 31%, during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to decreased foreign taxes resulting from a decrease in foreign deferred tax balance changes during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Liquidity and Capital Resources

Since inception, we have financed operations primarily through the net proceeds we have received from the sales of our preferred stock and common stock as well as cash generated from the sale of subscriptions to our platform. We have generated losses from our operations as reflected in our accumulated deficit of $249.1 million as of September 30, 2022. We generated negative cash flows from operating activities for the nine months ended September 30, 2022 and have historically generated negative cash flows from operating activities. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support our platform, including growth in our customer base and customer usage, increased research and development expenses to support the growth of our business and related infrastructure, and increased general and administrative expenses to support being a publicly-traded company.

As of September 30, 2022, our principal sources of liquidity were cash and cash equivalents of $247.2 million and restricted cash of $0.9 million. We also had $59.3 million in long-term marketable securities that provide additional capital resources. Additionally, a substantial source of our cash provided by operating activities is our deferred revenue, which is included on our condensed consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the term of the subscription agreement. As of September 30, 2022, we had $95.5 million of deferred revenue, all of which was recorded as a current liability. This deferred revenue will be recognized as revenue when or as the related performance obligations are met.

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

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(786)	$(20,609)
Net cash used in investing activities	$(64,641)	$(358)
Net cash provided by financing activities	$5,232	$221,798

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

Net cash used in operating activities of $0.8 million for the nine months ended September 30, 2022 reflects our net loss of $69.3 million, adjusted by non-cash items such as stock-based compensation expense of $46.8 million, depreciation and amortization of $3.2 million, and non-cash operating lease costs of $2.8 million as well as net cash provided by changes in our operating assets and liabilities of $15.8 million. The net cash provided by changes in operating assets and liabilities primarily consisted of a $26.2 million increase in deferred revenue, resulting from increased billings and collections for subscriptions, and decreases in prepaid expenses and other current and noncurrent assets of $2.8 million. These changes were offset by an increase in deferred commissions of $7.6 million and a $10.9 million increase in accounts receivable due to higher customer billings.

Net cash used in operating activities of $20.6 million for the nine months ended September 30, 2021 reflects our net loss of $53.1 million, adjusted by non-cash items such as stock-based compensation expense of $20.1 million and depreciation and amortization of $2.2 million as well as net cash provided by changes in our operating assets and liabilities of $9.5 million. The net cash provided by changes in operating assets and liabilities primarily consisted of a $30.6 million increase in deferred revenue, resulting from increased billings and collections for subscriptions, and a $6.3 million increase in accrued expenses and accounts payable, resulting primarily from increases in accrued professional services, marketing, accrued payroll, and benefits due to an increase in the size of our operations. These increases were offset by an increase of $15.5 million in prepaid expenses and other current and noncurrent assets related to an increase in prepayments made in advance for future services, an increase in deferred commissions of $6.7 million, and a $5.4 million increase in accounts receivable due to higher customer billings.

Investing Activities

Net cash used in investing activities of $64.6 million for the nine months ended September 30, 2022 consisted of $59.7 million of purchases of marketable securities, $1.5 million of capitalized internal-use software development costs, and $3.0 million in purchases of property and equipment.

Net cash used in investing activities of $0.4 million for the nine months ended September 30, 2021 consisted of $1.1 million of capitalized internal-use software development costs and $1.0 million in purchases of property and equipment. These decreases were partially offset by $1.7 million in net cash acquired upon the acquisition of a privately-held company.

Financing Activities

Net cash provided by financing activities of $5.2 million for the nine months ended September 30, 2022 primarily consisted of $6.2 million in proceeds from the exercise of stock options offset by $1.0 million of net cash used through sales of common stock to cover tax-related amounts that were remitted to the respective taxing jurisdictions in excess of cash received during the period. It is expected that cash received and paid for these amounts will be cash flow neutral over time.

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

Remaining Performance Obligations

Remaining performance obligations (“RPO”) as of September 30, 2022 and 2021, including the expected timing of recognition is as follows:

	As of September 30,
	2022	2021	% Change
	(in thousands, except percentages)
Less than or equal to 12 months	$183,879	$125,946	46%
Greater than 12 months	64,211	26,061	146%
Total remaining performance obligations	$248,090	$152,007	63%

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

Contractual Obligations and Commitments

During the nine months ended September 30, 2022, there were no material changes in our contractual obligations and other commitments outside of those disclosed in the 2021 Form 10-K. For further information on our commitments and contingencies, refer to Note 8 in the consolidated financial statements contained within the 2021 Form 10-K.

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

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. Other than the adoption of ASC 842 - Leases as disclosed in Note 1 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there have been no changes to our critical accounting policies and estimates, during the nine months ended September 30, 2022 as compared to those disclosed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2021 Form 10-K.

Recent Accounting Pronouncements

See Note 1 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds and U.S. government securities. As of September 30, 2022, we had cash and cash equivalents of $247.2 million and marketable securities, including non-current investments, of $59.3 million. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and fair value of our investments. However, an immediate 10% increase or decrease in interest rates would not have a material effect on the fair value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Foreign Currency Risk

The vast majority of our subscription agreements are denominated in U.S. dollars, with a small number of subscription agreements denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies, and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound, Canadian Dollar, Singapore Dollar, and Japanese Yen. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our condensed consolidated statements of operations and comprehensive loss. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have a material effect on our operating results.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See “Legal Matters” in Note 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

Risk Factors

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations, and growth prospects. In such an event, the trading price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently believe are not material may also impair our business, financial condition, results of operations, and growth prospects.

Risks Related to Our Business and Industry

We have a limited operating history and have been growing rapidly over the last several years, which makes it difficult to forecast our future results of operations and increases the risk of your investment.

Our revenue was $167.3 million for the fiscal year ended December 31, 2021 and $172.8 million and $117.8 million for the nine months ended September 30, 2022 and 2021, respectively. However, you should not rely on our historical revenue growth as an indication of our future performance.

As a result of our limited operating history and our rapid growth over the last several years, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to effectively plan for and model future growth.

Our revenue growth rate may decline over time. In future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our Digital Analytics Platform, increased competition, changes to technology, a decrease in the growth of our overall market, or our failure, for any reason, to manage our growth effectively or to continue to take advantage of growth opportunities. We have also encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described in this Quarterly Report on Form 10-Q. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks successfully, our financial condition and results of operations could differ materially from our expectations, and our business could be materially adversely affected.

We have a history of losses. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability.

We have experienced net losses in each period since inception. We generated net losses of $75.0 million for the fiscal year ended December 31, 2021 and $69.3 million and $53.1 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $249.1 million. We expect our costs and expenses to increase in future periods. In particular, we intend to continue to invest significant resources in:

• the development of our Digital Analytics Platform, including investments in our research and development team, the development or acquisition of new products, features, and functionality, and improvements to the scalability, availability, and security of our platform;

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

In addition, part of our business strategy is to focus on our long-term growth. As a result, our profitability may be lower in the near term than it would be if our strategy was to maximize short-term profitability. Significant expenditures on sales and marketing efforts, expanding our platform, products, features, and functionality, and expanding our research and development, each of which we intend to continue to invest in, may not ultimately grow our business or result in long-term profitability. If we are ultimately unable to achieve profitability at the level anticipated by industry or financial analysts and our stockholders, the trading price of our Class A common stock may decline.

Our efforts to grow our business may be costlier than we expect, or our revenue growth rate may be slower than we expect, and we may not be able to increase our revenue enough to offset the increase in operating expenses resulting from these investments. If we are unable to continue to grow our revenue, the value of our business and our Class A common stock may significantly decrease.

Our business depends on our existing customers renewing their subscriptions and purchasing additional subscriptions from us as well as attracting new customers. Any decline in our customer retention or expansion of our commercial relationships with existing customers or an inability to attract new customers would materially adversely affect our business, financial condition, and results of operations.

In order for us to maintain or improve our revenue growth and our results of operations, it is important that our customers renew their subscriptions when existing contract terms expire and that we expand our commercial relationships with our existing customers and attract new customers. We also seek to convert customers on our free-tier, self-service option to paid subscription contracts. Our customers have no obligation to renew their subscriptions, and our customers may not renew their subscriptions with similar contract periods or at all. Some of our customers have elected not to renew their agreements with us, and it is difficult to accurately predict long-term customer retention. In addition, our ability to attract new customers will depend on market acceptance of our Digital Analytics Platform and the successful implementation of our marketing strategy.

Our customer retention and expansion and the rate at which we attract new customers may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our Digital Analytics Platform; our support capabilities; our prices and pricing plans; the prices and value of competing products; reductions in our customers’ spending levels; new product releases; mergers and acquisitions affecting our customer base; or the effects of global economic conditions. We may be unable to timely address any retention issues with specific customers, which could materially adversely affect our results of operations. If our customers do not purchase additional subscriptions or renew their subscriptions, or if they renew on less favorable terms, or if we are unable to attract new customers, our revenue may decline or grow less quickly, which would materially adversely affect our business, financial condition, and results of operations.

We expect fluctuations in our financial results and key metrics, making it difficult to project future results. If we fail to meet the expectations of securities analysts or investors with respect to our results of operations, the trading price of our Class A common stock could decline.

Our results of operations and key metrics have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance. In addition to the other risks described herein, other factors that may cause our results of operations or key metrics to fluctuate include:

• fluctuations in demand for, or pricing of, our Digital Analytics Platform, including as a result of our introduction of new products, features, and functionality;

• fluctuations in usage of our Digital Analytics Platform;

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

• the ability to identify and complete, and the effects of, mergers, acquisitions, or strategic partnerships, and the ensuing integration efforts;

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

• changes in regulatory or legal environments that may cause us to incur, among other things, expenses associated with compliance, particularly with respect to compliance with evolving privacy and data protection laws and regulations, as well as export control, economic and trade sanctions, anti-corruption, and anti-money laundering laws;

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

Any of these and other factors, or the cumulative effect of some of these factors, may cause our results of operations to vary significantly. If our quarterly results of operations fall below the expectations of investors and securities analysts who follow our stock, the trading price of our Class A common stock could decline substantially, and we could face costly lawsuits, including securities class action litigation.

We expect to continue to focus on sales to larger organizations and may become more dependent on those relationships, which may increase the variability of our sales cycle and our results of operations.

As we continue to focus on, and may become more dependent on, sales to larger organizations, we expect our sales cycle to lengthen and become less predictable. We plan our expenses based on certain assumptions about the length and variability of our sales cycle. These assumptions are based upon historical trends for sales cycles and conversion rates associated with our existing customers. Any shift in our sales cycle may adversely affect our financial results. Factors that may influence the length and variability of our sales cycle include:

• the need to educate prospective customers about the uses and benefits of our Digital Analytics Platform;

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

We generally recognize subscription revenue from customers ratably over the contracted period. As a result, a portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in a given quarter may have a small impact on our revenue results for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our Digital Analytics Platform, including as a result of a general economic downturn, and potential changes in our pricing policies or rate of customer expansion or retention, may not be fully reflected in our results of operations until future periods. We may also be unable to reduce our cost structure in line with a significant deterioration in sales. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the contracted period of the agreement with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our customer agreements. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

Unfavorable conditions in our industry or the global economy, or reductions in software spending, could limit our ability to grow our business and materially adversely affect our business, financial condition, and results of operations.

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers or potential customers. Our ability to grow our revenue and the profitability of our business depends, in part, on demand for software applications generally. Historically, during economic downturns there have been reductions in spending on software applications and services generally, as well as pressure for extended billing terms and other financial concessions. To the extent that economic conditions deteriorate in the United States or abroad, including as a result of inflationary pressures and the responses by central banking authorities to control such inflation, rising interest rates, debt and equity market fluctuations, diminished liquidity and credit availability, increased unemployment rates, decreased investor and consumer confidence, political turmoil, supply chain challenges, natural catastrophes and the effects of climate change, regional and global conflicts, and terrorist attacks on the United States, Europe, the Asia Pacific region, or elsewhere, our customers and prospective customers may go out of business or elect to decrease their budgets, which would limit our ability to grow our business and materially adversely affect our financial condition and results of operations. For example, historically high levels of inflation and rising interest rates in the United States have begun to affect businesses across many industries, including ours, by increasing the costs of labor, employee healthcare, components, and freight and shipping, which may further constrain our customers’ or prospective customers’ budgets. To the extent there is a sustained general economic downturn and our Digital Analytics Platform is perceived by customers or potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in spending on software applications. In addition, our competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers or prospective customers, and they may be less dependent on key industry events to generate sales for their products. Further, macroeconomic uncertainty may result in an increased pace of consolidation in certain industries. If this were to occur, such consolidation may result in reduced overall spending on our services, particularly if our customers are acquired by organizations that do not use our services. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, financial condition, and results of operations could be adversely affected.

If the market for SaaS applications develops more slowly than we expect or declines, our business would be adversely affected.

Our success will depend to a substantial extent on the widespread adoption of SaaS applications in general, and of SaaS applications that look to solve aspects of digital analytics. Many organizations have invested substantial personnel and financial resources to integrate traditional on-premise business software applications into their businesses, and therefore may be reluctant or unwilling to migrate to SaaS applications. It is difficult to predict customer adoption rates and demand for our Digital Analytics Platform, the future growth rate and size of the SaaS applications market, or the entry of competitive applications. The expansion of the SaaS applications market depends on a number of factors, including the cost, performance, and perceived value associated with SaaS, as well as the ability of SaaS providers to address data security and privacy concerns. Additionally, government agencies have adopted, or may adopt, laws and regulations, and companies have adopted and may adopt policies regarding the collection and use of personal information obtained from consumers and other individuals, or may seek to access information on our platform, either of which may reduce the overall demand for our Digital Analytics Platform. If we or other SaaS providers experience data security incidents, loss of customer data, disruptions in delivery, or other problems, the market for SaaS applications, including our Digital Analytics Platform, may be negatively affected. If SaaS applications do not continue to achieve market acceptance, or there is a reduction in demand for SaaS applications caused by a lack of customer acceptance, technological challenges, weakening economic conditions, data security or privacy concerns, governmental regulation, competing technologies and products, or decreases in spending on SaaS applications, it would result in decreased revenue and our business, financial condition, and results of operations would be materially adversely affected.

The market in which we operate is highly competitive, and if we do not compete effectively, our business, financial condition, and results of operations could be materially adversely affected.

The market for applications that look to address digital analytics is fragmented, rapidly evolving, and highly competitive, with relatively low barriers to entry. As this market continues to mature and new technologies and competitors enter the market, we expect competition to intensify. We face competition from:

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

Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. With the introduction of new technologies, the evolution of our Digital Analytics Platform, and new market entrants, we expect competition to intensify in the future. Pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses, or the failure of our Digital Analytics Platform to achieve or maintain more widespread market acceptance, any of which could harm our business.

Our competitors vary in size and in the breadth and scope of the products and services they offer. Further, other established SaaS providers not currently focused on digital analytics may expand their services to compete with us. Many of our current and potential competitors have established marketing relationships, access to larger customer bases, pre-existing customer relationships, and major distribution agreements with consultants, system integrators, and resellers. Certain of our competitors have partnered with, or have acquired, and may in the future partner with or acquire, other competitors to offer services, leveraging their collective competitive positions, which makes, or would make, it more difficult to compete with them. For all of these reasons, we may not be able to compete successfully against our current and future competitors, which would harm our business. For more information about the competitive landscape in which we operate, see “Business—Competition” in our 2021 Form 10-K.

If we fail to innovate in response to changing customer needs and technology developments and other market requirements, our business, financial condition, and results of operations would be materially adversely affected.

Our ability to attract new customers and retain and increase revenue from existing customers depends in large part on our ability to enhance and improve our Digital Analytics Platform and to introduce new products, features, and functionality. In order to grow our business, we must develop products, features, and functionality that reflect the changing needs of customers, and we believe that the pace of innovation will continue to accelerate. The success of any enhancement to our Digital Analytics Platform depends on several factors, including timely completion, adequate quality testing, and market acceptance. Any new product, feature, or functionality that we develop may not be introduced in a timely or cost-effective manner, may contain defects, or may not achieve the market acceptance necessary to generate sufficient revenue. If we are unable to successfully develop new products, features or functionality, enhance our Digital Analytics Platform to meet customer requirements, or otherwise gain market acceptance, our business, financial condition, and results of operations could be materially adversely affected.

Because our Digital Analytics Platform is available over the internet, we need to continuously modify and enhance it to keep pace with changes in internet-related hardware, software, analytics, and database technologies and standards. In addition, we need to continue to invest in technologies, services, and partnerships that increase the types of data processed on our platform and the ease with which customers can send data into our platform. We must also continue to enhance our data sharing and data exchange capabilities so customers can share their data with internal business units, customers, and other third parties. In addition, our platform requires third-party public cloud infrastructure to operate. We must continue to innovate to optimize our offerings for these and other public clouds that our customers require, particularly as we expand internationally. Further, the markets in which we compete are subject to evolving industry standards and regulations, resulting in increasing data governance and compliance requirements for us and our customers. To the extent we expand into the public sector and other highly regulated industries, our Digital Analytics Platform may need to address additional requirements specific to those industries.

If we are unable to enhance our Digital Analytics Platform to keep pace with these rapidly evolving customer requirements, or if new technologies emerge that are able to deliver competitive products at lower prices, more efficiently, more conveniently, or more securely than our platform, our business, financial condition, and results of operations would be materially adversely affected.

If we fail to effectively manage our growth and changes to our business over time, our business, financial condition, and results of operations would be materially adversely affected.

We have experienced and expect to continue to experience rapid growth in our business, personnel, and operations, which has placed, and may continue to place, significant demands on our management and operational and financial resources. We intend to continue to invest to expand our business, personnel, and operations, which may cause our margins to decline, and any investments we make will occur in advance of experiencing the benefits from such investments, making it difficult to determine in a timely manner if we are efficiently allocating our resources. As usage of our Digital Analytics Platform grows, we will need to devote additional resources to improving our platform’s features and functionality, developing or acquiring new products, and maintaining infrastructure performance. Even if we are able to upgrade our systems and expand our personnel, any such expansion will be expensive and complex, requiring management’s time and attention. We could also face inefficiencies or operational failures as a result of our efforts to scale our infrastructure. Moreover, there are inherent risks associated with upgrading, improving, and expanding our information technology systems. We cannot be sure that the expansion and improvements to our infrastructure and systems will be fully or effectively implemented on a timely basis, if at all. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support, to serve our growing customer base, particularly as our customer demographics change over time. Managing these changes will require significant expenditures and allocation of valuable management resources. If we fail to successfully manage our anticipated growth and changes to our business, the quality of our products may suffer, which could negatively affect our brand and reputation and harm our ability to attract new customers and retain existing customers. As we continue to grow, we may need to implement more complex organizational management structures or adapt our corporate culture and work environments to changing circumstances, which could have an adverse impact on our corporate culture. Any failure to preserve our culture could harm our business, including our ability to retain and recruit personnel, innovate and operate effectively, and execute on our business strategy.

The COVID-19 pandemic or similar outbreaks could have an adverse impact on our business and operations, and the markets and communities in which we, our partners, and customers operate, and the impact of the pandemic is difficult to assess or predict.

The continued impact and ultimate duration of the COVID-19 pandemic (including the Omicron variant and any new variants or mutant strains of the virus) on the global economy and our business are difficult to assess or predict. Actual and potential impacts include:

• Our customers and prospective customers may experience slowdowns in their businesses which, in turn, may result in reduced demand for our Digital Analytics Platform, lengthening of sales cycles, loss of customers, and difficulties in collections.

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

• We have incurred, and may continue to incur, costs associated with returning to work at our offices around the world, including changes to the workplace, such as space planning, food service, and amenities.

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

Overall, the COVID-19 pandemic largely resulted in favorable trends for our business, as customers were able to leverage the digital analytics of their products as sales increasingly shifted online. It can be difficult to predict customer demand, especially as customers’ priorities, resources, and economic outlooks change, along with other shifting market conditions. These shifts have occurred, and may in the future occur, more quickly than we anticipate. For example, as stay-at-home orders, travel restrictions, and other quarantine and isolation measures are lifted, the amount of time that consumers spend interacting with digital products may normalize or decline, which could slow customer demand for our Digital Analytics Platform. If we are unable to respond quickly to rapidly changing market conditions and shifts in customer behavior, our business and results of operations could be harmed, and the trading price of our Class A common stock could be adversely affected.

Although global economic conditions generally improved with the rollout of vaccines, business activity may not recover as quickly as anticipated, including as a result of inflationary pressures and the responses by central banking authorities to control such inflation, rising interest rates, debt and equity market fluctuations, diminished liquidity and credit availability, increased unemployment rates, decreased investor and consumer confidence, political turmoil, and supply chain challenges. Conditions may vary between countries and regions and will be subject to the effectiveness and duration of government policies, vaccine administration rates, and other factors that may not be foreseeable. Vaccines for COVID-19 continue to be administered in the United States and other countries around the world, but the extent and rate of vaccine adoption, the long-term efficacy of these vaccines, and other factors remain uncertain. We currently require employees in North America to be fully vaccinated to utilize our office space or attend in-person company events and have implemented other health and safety protocols, which have created, and may continue to create, additional risks and operational challenges and may require us to make additional investments in the design, implementation, and enforcement of new workplace health and safety protocols. Even if we follow what we believe to be best practices, our efforts to reopen our offices safely may not be successful and could expose our employees, partners, and customers to health risks, and us to associated liability. Furthermore, additional and/or extended governmental restrictions, new regulations, or other changing conditions could cause us to temporarily close certain of our offices. We have offered, and plan to continue to offer, a significant percentage of our employees flexibility to shift to a hybrid work arrangement, which may adversely impact the productivity of certain employees and harm our business, including our future results of operations. This may also present risks for our strategy and may present operational, cybersecurity, and workplace culture challenges that may materially adversely affect our business. It is not possible to predict with any certainty the impact that our current policies and protocols could have on our company, our workforce, and our operations. In addition, we cannot predict what policies we may determine to, or be required to, implement in the future, or the effect thereof on our business, including whether the imposition of certain policies could cause us to lose, or experience difficulties hiring, qualified personnel.

Finally, the effects of the COVID-19 pandemic, or the easing of COVID-19-related restrictions, may also heighten other risks, including significant volatility in global markets and the trading price of our Class A common stock. The extent of the impact that COVID-19 could have on worldwide economic activity generally, and our business in particular, depends on future developments that cannot be accurately predicted at this time, such as the duration and spread of the COVID-19 pandemic, future waves of COVID-19 infections (including the spread of variants or mutant strains of the virus) resulting in additional preventive measures to contain or mitigate the spread of the virus, the extent and effectiveness of containment actions, the administration, adoption, and efficacy of vaccination programs, and the impact of these and other factors on our employees, customers, partners, and vendors. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed. Moreover, to the extent the COVID-19 pandemic materially adversely affects our business, financial condition, and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including, but not limited to, those related to our ability to expand within our existing customer base, acquire new customers, develop and expand our sales and marketing capabilities, and expand internationally.

If our information technology systems are breached or there is otherwise unauthorized disclosure of or access to customer data, our data, or our platform, our platform may be perceived as insecure, we may lose customers or fail to attract new customers, our reputation and brand may be harmed, and we may incur significant liabilities.

Our platform stores, transmits, and processes our customers’ proprietary data, including personal or identifying information of their customers or employees. Unauthorized disclosure of, access to, or security breaches of our platform could result in the loss of data, loss of business, severe reputational damage adversely affecting customer or investor confidence, damage to our brand, diversion of management’s attention, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, and other liabilities. We have incurred, and expect to continue to incur, significant expenses to prevent security breaches, including deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants. Even though we do not control the security measures of third parties who may have access to our customer data, our data, or our platform, we may be responsible for any breach of such measures or suffer reputational harm even where we do not have recourse to the third party that caused the breach. In addition, any failure by our vendors to comply with applicable law or regulations could result in proceedings against us by governmental entities or others.

Cyberattacks, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, malicious code, viruses, and social engineering (including phishing) are prevalent in our industry and our customers’ industries. In addition, we may experience attacks, unavailable systems, unauthorized access to systems or data, or disclosure due to employee theft or misuse, denial-of-service attacks, sophisticated nation-state and nation-state-supported actors, and advanced persistent threat intrusions. Electronic security attacks designed to gain access to personal, sensitive, or confidential data are constantly evolving, and such attacks continue to grow in sophistication. The techniques used to sabotage, or to obtain unauthorized access to, our platform, information technology systems, networks, or physical facilities in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our and our service providers’ employees who are, and may continue, working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. We have previously been, and may in the future become, the target of cyberattacks by third parties seeking unauthorized access to our or our customers’ data or to disrupt our operations or ability to provide our services.

We and certain of our vendors are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our business operations, whether due to a loss, corruption, or unauthorized disclosure of our trade secrets, personal information, or other proprietary or sensitive information or other similar disruptions. It could also expose us to risks, including an inability to provide our services and fulfill contractual demands, and could cause management distraction and the obligation to devote significant financial and other resources to mitigate such problems, which would increase our future information security costs, including through organizational changes, deploying additional personnel, reinforcing administrative, physical, and technical safeguards, further training of employees, changing third-party vendor control practices, and engaging third-party subject matter experts and consultants and reduce the demand for our technology and services. Because data security is a critical competitive factor in our industry, we make numerous statements in our customer contracts, privacy policies, terms of service, and marketing materials providing assurances about the security of our platform, including detailed descriptions of security measures we employ. Should any of these statements be untrue or become untrue, even in circumstances beyond our reasonable control, we may face claims of misrepresentation or deceptiveness by the U.S. Federal Trade Commission (the “FTC”), state, federal, and foreign regulators, and private litigants.

Further, we have contractual and legal obligations to notify relevant stakeholders of security breaches. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security incidents or data breaches involving certain types of data. In addition, our agreements with certain customers may require us to notify them in the event of a security incident or data breach. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures, and require us to expend significant capital and other resources to respond to, or alleviate problems caused by, the actual or perceived security incident or data breach and otherwise comply with the multitude of foreign, federal, state, and local laws and regulations relating to the unauthorized access to, or use or disclosure of, personal information. Additionally, as a result of a breach or other security incident, we could be subject to demands, claims, and litigation by private parties and investigations, related actions, and penalties by regulatory authorities. Further, if we fail to detect or remediate a security breach in a timely manner, or a breach otherwise affects a large amount of data of one or more customers, or if we suffer a cyberattack that impacts our ability to operate our platform, we may suffer damage to our reputation and our brand, and our business, financial condition, and results of operations may be materially adversely affected. Further, although we maintain insurance coverage, our insurance coverage may not be adequate for data security breaches, indemnification obligations, or other liabilities. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim. Our risks are likely to increase as we continue to expand our platform, grow our customer base, and process, store, and transmit increasingly large amounts of proprietary and sensitive data.

We could suffer disruptions, outages, defects, and other performance and quality problems with our platform or with the public cloud and internet infrastructure on which it relies, which may materially adversely affect our business, financial condition, and results of operations.

Our business and continued growth depend in part on the ability of our customers and prospective customers to access our platform at any time and within an acceptable amount of time. Our agreements with customers typically provide for service-level commitments. If we are unable to meet these commitments or if we suffer unexcused periods of downtime for our platform, we may be contractually obligated to provide financial credits or extend the term of the subscription for the period of unexcused downtime, or our customers may be entitled to terminate their agreements and obtain a pro rata refund. We have in the past provided, and may in the future be required to provide, financial credits and pro rata refunds as a result of not being able to meet these commitments. We have experienced, and may in the future experience, disruptions, outages, defects, and other performance and quality problems with our platform. We have also experienced, and may in the future experience, disruptions, outages, defects, and other performance and quality problems with the public cloud and internet infrastructure on which our platform relies. These problems can be caused by a variety of factors, including infrastructure changes, introductions of new functionality, vulnerabilities and defects in proprietary and open-source software, human error or misconduct, capacity constraints due to an overwhelming number of users accessing our platform simultaneously, design limitations, or denial-of-service attacks or other security-related incidents. The performance and availability of the cloud computing infrastructure that we use to host our platform and many of the internal tools we use to operate our business is outside our control; therefore, we are not in full control of whether we meet the service-level commitments under our customer agreements. As a result, our business, financial condition, and results of operations could be materially adversely affected if we suffer unscheduled downtime that exceeds the service-level commitments we have made to our customers. Any extended service outages could materially adversely affect our business and reputation.

Our Digital Analytics Platform is proprietary, and we rely on the expertise of members of our engineering, operations, product, and software development teams for its continued performance. It may become increasingly difficult and costly to maintain and improve the performance of our Digital Analytics Platform, especially during peak usage times and as our platform becomes more complex and our user traffic increases. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, financial condition, and results of operations may be materially adversely affected.

We depend and rely on third-party hosted cloud services and internet infrastructure in order to operate critical functions of our business. For example, our platform and internal tools use computing, storage capabilities, bandwidth, and other services provided by AWS. If these services become unavailable due to extended outages, interruptions, or because they are no longer available on commercially reasonable terms, our expenses could increase, our ability to manage our business could be interrupted, and our processes for managing sales of and delivering our Digital Analytics Platform could be impaired until we are able to identify, obtain, and implement equivalent services, if we are able to do so at all. Any of these circumstances could materially adversely affect our business, financial condition, and results of operations.

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

In using our Digital Analytics Platform, our customers depend on our product support team to resolve complex technical and operational issues. We may be unable to respond quickly enough to accommodate short-, medium-, and long-term increases in customer demand for product support. We also may be unable to modify the nature, scope, and delivery of our product support to compete with changes in product support services provided by our competitors. Increased customer demand for product support, without corresponding revenue, could increase costs and materially adversely affect our results of operations. Our sales are highly dependent on our business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality product support, or a market perception that we do not maintain high-quality product support, could materially adversely affect our reputation, our ability to sell our Digital Analytics Platform to our customers and prospective customers, and our business, financial condition, and results of operations.

Incorrect or improper implementation or use of our Digital Analytics Platform could result in customer dissatisfaction and materially adversely affect our business, financial condition, and results of operations.

We often assist our customers in implementing our Digital Analytics Platform (whether through us directly or through a third-party implementation partner), and they may need training in the proper use of our Digital Analytics Platform to maximize its potential and avoid inadequate performance. If we or our implementation partners fail to train customers on how to efficiently and effectively use our Digital Analytics Platform or we fail to provide adequate product support to our customers, we may lose opportunities for additional subscriptions, customers may choose not to renew or expand the use of our Digital Analytics Platform, we may experience negative publicity or legal claims against us, and our reputation and brand may suffer. Any of these circumstances could materially adversely affect our business, financial condition, and results of operations.

If we fail to integrate our platform with a variety of operating systems, software applications, and platforms that are developed by others, our platform may become less marketable, less competitive, or obsolete, and our business, financial condition, results of operations, and growth prospects could be materially adversely affected.

Our customers and prospective customers expect our Digital Analytics Platform to integrate with a variety of software platforms, and we need to continuously modify and enhance our platform to adapt to changes in software, browser, and database technologies. We have developed our platform to be able to integrate with third-party SaaS applications through the interaction of application programming interfaces (“APIs”). In general, we rely on the fact that the providers of such software systems continue to allow us access to their APIs to enable these custom integrations. We are subject to the standard terms and conditions of such providers, or other agreements we may have with them, which govern the distribution, operation, and fees of such software systems, and which may be subject to change by such providers. As a result of limits or prohibitions by other parties, unacceptable terms, technical difficulties, our failure to recognize demand, or for other reasons, we may not successfully build, deploy, or offer the integrations needed. If we fail to offer a variety of integrations or the integrations that our customers and prospective customers expect and demand, then our Digital Analytics Platform may become less marketable, less competitive, or obsolete, and our business, financial condition, results of operations, and growth prospects could be materially adversely affected.

We do not have the history with our subscription or pricing models necessary to accurately predict optimal pricing necessary to attract new customers and retain existing customers.

We have limited experience with respect to determining the optimal prices for our Digital Analytics Platform and, as a result, we have in the past needed, and expect in the future that we will need, to change our pricing model from time to time. As the market for our Digital Analytics Platform matures, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing models as we have used historically. Pricing decisions may also impact the mix of adoption among our subscription plans and negatively impact our overall revenue. Although we occasionally upsell within contract terms based on customer needs, substantially all of our customer contracts have a subscription period of one year or longer, for which we primarily bill annually in advance with no obligation to renew. As a result, potential changes in our pricing policies, or our rate of customer expansion or retention, may not be fully reflected in our results of operations until future periods. Moreover, larger organizations may demand price concessions. As a result, in the future we may be required to reduce our prices, which could materially adversely affect our business, financial condition, and results of operations.

Failure to effectively develop and expand our sales and marketing capabilities, including our relationships with channel partners, could harm our ability to increase our customer base and achieve broader market acceptance of our products and platform.

In order to increase our sales to new and existing customers, we must expand our sales and marketing operations, including our sales force and third-party channel partners, and continue to dedicate significant resources to inbound sales and marketing programs, both domestically and internationally. Our ability to increase our customer base and achieve broader market acceptance of our products will depend, in part, on our ability to effectively organize, focus, and train our sales and marketing personnel. If we are unable to increase adoption of our Digital Analytics Platform by new and existing customers, especially enterprise customers, our business, financial condition, and results of operations may be materially adversely affected.

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

We employ a go-to-market business model whereby a portion of our revenue is generated by sales through our channel partners, such as independent software vendors and resellers, that further expand the reach of our direct sales force into additional geographies, sectors, and industries. In particular, we have entered, and intend to continue to enter, into strategic sales distributor and reseller relationships in certain international markets where we do not have a local presence. We provide certain of our channel partners with specific training and programs to assist them in selling access to our Digital Analytics Platform, but there can be no assurance that these steps will be effective, and restrictions on travel and other limitations as a result of the COVID-19 pandemic may undermine our efforts to provide training and build relationships. In addition, if our channel partners are unsuccessful in marketing and selling access to our Digital Analytics Platform, it would limit our expansion into certain geographies, sectors, and industries. If we are unable to develop and maintain effective sales incentive programs for our channel partners, we may not be able to incentivize these partners to sell access to our Digital Analytics Platform to customers.

Some of these partners may also market, sell, and support offerings that are competitive with ours, may devote more resources to the marketing, sales, and support of such competitive offerings, may have incentives to promote our competitors’ offerings to the detriment of our own, or may cease selling access to our Digital Analytics Platform altogether. Our channel partners could subject us to lawsuits, potential liability, and reputational harm if, for example, any of our channel partners misrepresents the functionality of our Digital Analytics Platform to customers or violates laws or our or their corporate policies. Our ability to achieve revenue growth in the future will depend, in part, on our success in maintaining successful relationships with our channel partners, identifying additional channel partners, including in new markets, and training our channel partners to independently sell access to our Digital Analytics Platform. If our channel partners are unsuccessful in selling access to our Digital Analytics Platform, or if we are unable to enter into arrangements with or retain a sufficient number of high-quality channel partners in each of the regions in which we sell access to our Digital Analytics Platform and keep them motivated to sell access to our Digital Analytics Platform, our business, financial condition, results of operations, and growth prospects could be adversely affected.

If our marketing strategies are not effective in attracting new customers and retaining existing customers, our business and ability to grow our revenues would be harmed.

We rely on our marketing strategies—which consist of a combination of online and offline marketing programs such as online advertising, blogs, public relations, social media, user conferences, educational white papers and webinars, product demos, workshops, roundtables, and customer case studies, offering customers a free-tier, self-service option, and other inbound lead generation and outbound sales strategies—to drive our sales and revenue. These strategies may not continue to generate the level of sales necessary to increase our revenue. If our outbound sales efforts are unsuccessful at attracting new customers and retaining existing customers, we may be unable to grow our market share and revenue. If our customer base does not continue to grow through word-of-mouth marketing and viral adoption or outbound sales efforts, we may be required to incur significantly higher sales and marketing expenses in order to acquire new subscribers, which could materially adversely affect our business and results of operations. In addition, high levels of customer satisfaction and market adoption are central to our marketing model. Any decrease in our customers’ satisfaction with our products, including as a result of actions outside of our control, could harm word-of-mouth referrals and our brand.

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

We have experienced rapid growth in our customer base since our inception. Although our growth strategy includes acquiring new customers across industries, company size, and stages of digital maturity, we believe there is a significant opportunity to continue to penetrate the largest global organizations. Sales to larger organizations involve risks that may not be present, or that are present to a lesser extent, with sales to smaller organizations, such as longer sales cycles, more complex customer requirements, substantial upfront sales costs, and less predictability in completing some of our sales. For example, enterprise customers, which we define as customers with more than 1,500 employees, may require considerable time to evaluate and test our Digital Analytics Platform prior to making a purchase decision and placing an order. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our Digital Analytics Platform, the discretionary nature of purchasing and budget cycles, and the competitive nature of evaluation and purchasing approval processes. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, may vary significantly from customer to customer, with sales to enterprises typically taking longer to complete. During the quarter ended September 30, 2022, the average length of our sales cycle to enterprises was four to six months, as compared to one to two months to non-enterprise customers. In addition, larger organizations may demand more features and integration services. Sales to larger organizations also may increase the variability of our financial results. If we are unable to close one or more expected significant transactions with these customers in a particular period, or if an expected transaction is delayed until a subsequent period, our results of operations for that period, and for any future periods in which revenue from such transaction would otherwise have been recognized, may be adversely affected. If we fail to effectively manage these risks associated with sales cycles and sales to larger organizations, our business, financial condition, and results of operations may be materially adversely affected.

If we are unable to maintain and enhance our brand, our business, financial condition, and results of operations may be materially adversely affected.

We believe that maintaining and enhancing our reputation as a differentiated and category-defining company in digital analytics is critical to our relationships with our existing customers and to our ability to attract new customers. The successful promotion of our brand attributes will depend on a number of factors, including our marketing efforts, our ability to ensure that our platform remains reliable and secure, our ability to continue to develop high-quality software, and our ability to successfully differentiate our Digital Analytics Platform from competitive products and services. In addition, independent industry analysts often provide reviews of our Digital Analytics Platform, as well as products and services offered by our competitors, and perception of our Digital Analytics Platform in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive as compared to those of our competitors’ products and services, our brand may be adversely affected. It may also be difficult to maintain and enhance our brand in connection with sales through channel or strategic partners.

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

For the year ended December 31, 2021 and the nine months ended September 30, 2022, 36% and 38% of our revenue was generated outside the United States, respectively. A component of our growth strategy involves the further expansion of our operations and customer base internationally, which will require significant dedication of management attention and financial resources. We are continuing to adapt to, and develop strategies to address, international markets, but there is no guarantee that such efforts will have the desired effect. Our sales organization outside the United States is substantially smaller than our sales organization in the United States and, to date, only a very small portion of our sales has been driven by resellers or other channel partners. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity and limited channel partners, we may be unable to effectively grow in international markets.

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

• the need to adapt and localize our Digital Analytics Platform for specific countries;

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

• currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions if we choose to do so in the future;

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

• exposure to liabilities under export control, economic and trade sanctions, anti-corruption, and anti-money laundering laws, including the Export Administration Regulations, regulations administered by the Office of Foreign Assets Control, the U.S. Foreign Corrupt Practices Act (“FCPA”), U.S. bribery laws, the UK Bribery Act, and similar laws and regulations in other jurisdictions;

• increased financial accounting and reporting burdens and complexities;

• requirements or preferences for domestic products;

• differing technical standards, existing or future regulatory and certification requirements, and required features and functionality;

• burdens of complying with laws and regulations related to privacy and data security, including the E.U. General Data Protection Regulation (“GDPR”) and similar laws and regulations in other jurisdictions; and

• burdens of complying with laws and regulations related to taxation, and regulations, adverse tax burdens, and foreign exchange controls that could make it difficult to repatriate earnings and cash.

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

We are actively monitoring the situation in Ukraine and assessing its impact on our business, including our business partners and customers. For example, we and various companies have voluntarily stopped seeking to increase business in Russia. Such circumstances, combined with new sanctions have resulted in disruptions to our customers' businesses in the impacted regions, including, at times, their ability to pay for our services. As such, we expect a reduction in revenue from customers in the impacted regions as long as these circumstances continue.

We have no way to predict the progress or outcome of the conflict in Ukraine or its impacts in Ukraine, Russia, or Belarus as the conflict, and any resulting government reactions, are rapidly developing and beyond our control. The extent and duration of the military action, sanctions, and resulting market disruptions could be significant and could potentially have a substantial impact on the global economy and our business for an unknown period of time. Any of the above-mentioned factors could materially adversely affect our business, financial condition, and results of operations. Any such disruptions may also magnify the impact of other risks described in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q.

We derive, and expect to continue for some time to derive, substantially all of our revenue from our Amplitude Analytics product.

Although we recently released our Amplitude CDP and Amplitude Experiment products, we currently derive, and expect to continue for some time to derive, substantially all of our revenue from our Amplitude Analytics product. As such, the continued growth in demand for, and market acceptance, of Amplitude Analytics is critical to our success. Demand for Amplitude Analytics and our other products and platform functionality is affected by a number of factors, many of which are beyond our control, such as continued market acceptance of our products by customers for existing and new use cases, the timing of development and release of new products, features, and functionality that are lower-cost alternatives introduced by us or our competitors, technological changes and developments within the markets we serve, and growth or contraction in our addressable markets. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our products, particularly our Amplitude Analytics product, our business, financial condition, and results of operations could be materially adversely affected.

We invest significantly in research and development, and to the extent our research and development investments do not translate into new products or material enhancements to our current products, or if we do not use those investments efficiently, our business, financial condition, and results of operations would be materially adversely affected.

For the year ended December 31, 2021 and the nine months ended September 30, 2022 and 2021, our research and development expenses were 29%, 34%, and 29% of our revenue, respectively. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our business may be harmed. Moreover, research and development projects can be technically challenging and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling products and generate revenue, if any, from such investment. Additionally, anticipated customer demand for a product or service we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such product or service. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of products that are competitive in our current or future markets, our business, financial condition, and results of operations would be materially adversely affected.

We agree to indemnify customers and other third parties, which exposes us to substantial potential liability.

Our contracts with customers and other third parties may include indemnification or other provisions under which we agree to indemnify or otherwise be liable to them for losses arising from alleged infringement, misappropriation, or other violation of intellectual property rights, data protection violations, breaches of representations and warranties, damage to property or persons, or other liabilities arising from our platform or such contracts. Although we attempt to limit our indemnity obligations, an event triggering our indemnity obligations could give rise to multiple claims involving multiple customers or other third parties. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers and other third parties, regardless of the merits of these claims. We may not have adequate, or any, insurance coverage and may be liable for up to the full amount of the indemnified claims, which could result in substantial liability or material disruption to our business or could negatively impact our relationships with customers or other third parties, reduce demand for our products, and materially adversely affect our business, financial condition, and results of operations.

We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all.

We do not know when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in debt or equity financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could materially adversely affect our business, financial condition, and results of operations. If we incur debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests.

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

We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have strategic relationships and business alliances. No assurance can be given that these agreements will be effective in controlling access to, and distribution of, our products and proprietary information. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our platform and offerings.

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

We may become subject to intellectual property disputes, which are expensive to support and, if resolved adversely, may subject us to significant liability and increased costs of doing business, which could have a material adverse effect on us.

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

Intellectual property litigation is typically complex, time consuming, and expensive to resolve and would divert the resources, time, and attention of our management and technical personnel, which might seriously harm our business, financial condition, and results of operations. We may be required to settle such litigation on terms that are unfavorable to us. For example, a settlement may require us to obtain a license to continue practices found to be in violation of a third party’s rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such practices may not be available to us at all. As a result, we may also be required to develop alternative, non-infringing technology or practices or discontinue the practices. The development of alternative non-infringing technology or practices would require significant effort and expense. Similarly, if any litigation to which we may be a party fails to settle and we go to trial, we may be subject to an unfavorable judgment which may not be reversible upon appeal.

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

We use software in our Digital Analytics Platform that is licensed from third parties pursuant to open-source licenses. Certain open-source software licenses require a user who distributes or otherwise makes available the open-source software in connection with the user’s proprietary software to disclose publicly part or all of the source code to the user’s proprietary software. The use and distribution of open-source software may entail greater risks than the use of third-party commercial software, as open-source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Additionally, certain open-source software licenses are difficult to interpret and require the user of such software to make the source code of any derivative works of the open-source code and certain related software available to third parties with few restrictions on the use or further distribution of such software by such third parties. As a result, we may face claims from others seeking to enforce the terms of an open-source license, including by demanding the release of derivative works of the open-source software and our proprietary source code that was developed or used in connection with such software. These claims could also result in litigation and require us to replace certain open-source software with proprietary software licensed under costly commercial licenses or require us to devote additional research and development resources to change our platform, any of which would have a material adverse effect on our business and results of operations. Although we have implemented policies to regulate the use and incorporation of open-source software into our platform, we cannot be certain that we have not incorporated open-source software in our platform in a manner that is inconsistent with such policies. Any use of open-source software inconsistent with our policies or licensing terms could materially adversely affect our business, financial condition, and results of operations.

Risks Related to Regulatory Compliance and Legal Matters

We are subject to government regulation, including import, export, economic and trade sanctions, and anti-corruption laws and regulations, that may expose us to liability and increase our costs.

Our Digital Analytics Platform is subject to U.S. export controls, including the U.S. Department of Commerce’s Export Administration Regulations and economic and trade sanctions regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control. These regulations may limit the export of our products and provision of our services outside of the United States, or may require export authorizations, including by license, a license exception, or other appropriate government authorizations, including annual or semi-annual reporting and the filing of an encryption registration. Export control and economic sanctions laws may also include prohibitions on the sale or supply of certain of our products to embargoed or sanctioned countries, regions, governments, persons, and entities. In addition, various countries regulate the importation of certain products, through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products. The exportation, reexportation, and importation of our products and the provision of services, including by our partners, must comply with these laws or else we may be adversely affected, through reputational harm, government investigations, penalties, and a denial or curtailment of our ability to export our products or provide services. Complying with export control and sanctions laws may be time consuming and may result in the delay or loss of sales opportunities. Although we have controls designed to prevent our services from being used in violation of such laws, we are aware of a limited number of past occasions in which persons from U.S. sanctioned countries or regions appear to have accessed our platform. We have taken measures designed to prevent such situations from reoccurring, but there can be no guarantee that such measures will be successful in every case. If we are found to be in violation of U.S. sanctions or export control laws, it could result in substantial fines and penalties for us and for individuals working for us. Changes in export or import laws, or corresponding sanctions, may delay the introduction and sale of our services in international markets, or, in some cases, prevent the export or import of our services to certain countries, regions, governments, persons, or entities altogether, which could materially adversely affect our business, financial condition, and results of operations.

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

Our business may be affected by sanctions, export controls, and similar measures targeting Russia and other countries and territories, as well as other responses to Russia’s invasion of Ukraine.

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
•
blocking sanctions against Russian and Belarusian individuals, including the Russian President, other politicians, and those with government connections or involvement in Russian military activities;
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

As the conflict in Ukraine continues, there can be no certainty regarding whether the governmental authorities in the United States, the European Union, the United Kingdom, or other counties will impose additional sanctions, export controls, or other measures targeting Russia, Belarus, or other territories. Furthermore, in retaliation against new international sanctions and as part of measures to stabilize and support the volatile Russian financial and currency markets, the Russian authorities also imposed significant currency control measures aimed at restricting the outflow of foreign currency and capital from Russia, imposed various restrictions on transacting with non-Russian parties, banned exports of various products, and imposed other economic and financial restrictions.

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

Complying with evolving privacy and other data-related laws, as well as contractual and other requirements, may be expensive and force us to make adverse changes to our business, and the failure or perceived failure to comply with such laws, contracts, and other requirements could result in adverse reputational and brand damage and significant fines and liability or otherwise materially adversely affect our business and growth prospects.

We are subject to numerous federal, state, local, and foreign privacy and data protection laws, regulations, policies, and contractual obligations that apply to the collection, transmission, storage, processing, sharing, disclosure, security, and use of personal information or personal data which, among other things, impose certain requirements relating to the privacy and security of personal information and other data. Laws and regulations governing privacy and data protection, the use of the internet as a commercial medium, the use of data in artificial intelligence and machine learning, and data sovereignty requirements are rapidly evolving, extensive, complex, and include inconsistencies and uncertainties and may conflict with other rules or our practices. Further, new laws, rules, and regulations could be enacted with which we are not familiar or with which our current practices do not comply.

We may incur significant expenses to comply with the laws, regulations, and other obligations that apply to us. For example, the GDPR imposes stringent data protection requirements for processing the personal data of individuals within the European Economic Area (the “EEA”), including certain disclosure requirements, limitations on retention of personal data, mandatory data breach notification requirements, and additional obligations. Non-compliance with the GDPR can trigger fines of up to the greater of €20 million or 4% of our global annual turnover. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the E.U. and the United States remains uncertain. For example, on July 16, 2020, the Court of Justice of the European Union (the “CJEU”) invalidated the EU-US Privacy Shield Framework, or Privacy Shield, under which personal information could be transferred from the EEA (and the United Kingdom) to relevant self-certified U.S. entities. The CJEU further noted that reliance on the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism and potential alternative to the Privacy Shield) alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. European court and regulatory decisions subsequent to the CJEU decision of July 16, 2020 have taken a restrictive approach to international data transfers. As the enforcement landscape further develops, and supervisory authorities issue further guidance on—and revised standard contractual clauses for—international data transfers, we could suffer additional costs, complaints, and/or regulatory investigations or fines, we may have to stop using certain tools and vendors and make other operational changes, and/or manner in which we provide our services could otherwise be affected, which could adversely affect our business, financial condition, and results of operations. Since the beginning of 2021, companies have had to comply with both the GDPR and the UK General Data Protection Regulation (the “UK GDPR”), which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, imposing fines up to the greater of €20 million (£17.5 million) or 4% of global turnover.

In addition to the European Union and United Kingdom, a growing number of other global jurisdictions are considering, or have passed, legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our platform, particularly as we expand our operations internationally. Some of these laws, such as the General Data Protection Law in Brazil, or the Act on the Protection of Personal Information in Japan, impose similar obligations as those under the GDPR. Others, such as those in Russia, India, and China, could potentially impose more stringent obligations, including data localization requirements. If we are unable to develop and offer features that meet legal requirements or help our customers meet their obligations under the laws or regulations relating to privacy, data protection, or information security, or if we violate or are perceived to violate any laws, regulations, or other obligations relating to privacy, data protection, or information security, we may experience reduced demand for our Digital Analytics Platform, harm to our reputation, and could become subject to investigations, claims, and other remedies, which would expose us to significant fines, penalties, and other damages, all of which would harm our business. Further, given the breadth and depth of changes in global data protection obligations, compliance has caused us to expend significant resources, and such expenditures are likely to continue into the future as we continue our compliance efforts and respond to new interpretations and enforcement actions.

The data protection landscape is also rapidly growing and evolving in the United States. As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. For example, the California Consumer Privacy Act of 2018 (the “CCPA”) became effective on January 1, 2020. The CCPA requires companies that process information on California residents to make certain disclosures to consumers about their data collection, use, and sharing practices, allows consumers to opt out of certain data sharing with third parties and exercise certain individual rights regarding their personal information, provides a new private right of action for data breaches, and provides for penalties for noncompliance. Additionally, the California Privacy Rights Act (the “CPRA”) was recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the CPRA provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have been passed in Virginia, Colorado, Connecticut, and Utah and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws may have potentially conflicting requirements that would make compliance challenging.

Furthermore, the FTC and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination, and security practices that appear to be unfair or deceptive. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. There are a number of legislative proposals in the United States, at both the federal and state level, and in the European Union and elsewhere, that could impose new obligations in areas such as e-commerce and other related legislation or liability for copyright infringement by third parties. We cannot yet determine the impact that these future laws, regulations, and standards may have on our business.

Although we work to comply with applicable laws, regulations, and standards, our contractual obligations, and other legal obligations, these requirements are evolving and may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional costs and liability to us and damage to our reputation, and could adversely affect our business and results of operations. In addition, if our practices are not consistent, or viewed as not consistent, with legal and regulatory requirements, including changes in laws, regulations, and standards or new interpretations or applications of existing laws, regulations, and standards, we may also become subject to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, or criminal or civil sanctions, all of which may harm our business, financial condition, and results of operations.

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

We conduct transactions, particularly intercompany transactions, in currencies other than the U.S. dollar. While we have primarily transacted with customers and vendors in U.S. dollars, we have transacted in foreign currencies for subscriptions to our Digital Analytics Platform, and we expect to significantly expand the number of transactions with customers for our Digital Analytics Platform that are denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies, and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound, Canadian Dollar, Singapore Dollar, and Japanese Yen. In addition, our international subsidiaries maintain net assets denominated in currencies other than the functional operating currencies of these entities. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our revenue and results of operations due to transactional and translational remeasurements. As a result of these foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. To the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our Class A common stock could be adversely affected. We do not currently maintain a program to hedge transactional exposures in foreign currencies. However, in the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of these hedging instruments may not offset any, or more than a portion of, the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place, and may introduce additional risks if they are not structured effectively.

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

In addition, the Organisation for Economic Co-operation and Development has initiated a base erosion and profit shifting project that seeks to establish certain international standards for taxing the worldwide income of multinational companies. As a result of these developments, the tax laws of certain countries in which we do business could change on a prospective or retroactive basis, and any such changes could increase our liabilities for taxes, interest, and penalties, and therefore could materially adversely affect our cash flows, financial condition, and results of operations.

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

• changes in tax laws, tax treaties, and regulations or the interpretation of them, such as the Tax Cuts and Jobs Act, the Coronavirus Aid, Relief, and Economic Security Act, and the Inflation Reduction Act;

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

An increasing number of states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state companies. Additionally, the Supreme Court of the United States ruled in South Dakota v. Wayfair, Inc. et al (“Wayfair”), that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to Wayfair, or otherwise, states or local governments may adopt, or begin to enforce, laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. A successful assertion by one or more states requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments or local governments of sales tax collection obligations on out-of-state sellers could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors, and decrease our future sales, which could have a material adverse effect on our business and results of operations.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” within this Quarterly Report on Form 10-Q. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve those related to revenue recognition, deferred commissions, valuation of our stock-based compensation awards, including the determination of fair value of our common stock, valuation of goodwill and intangible assets, accounting for income taxes, and useful lives of long-lived assets, among others. Our results of operations may be materially adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.

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

The trading price of our Class A common stock has fluctuated and may in the future fluctuate substantially in response to numerous factors in addition to the ones described in the preceding risk factors, many of which are beyond our control, including:

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
•
changes in the pricing of our Digital Analytics Platform;
•
changes in the anticipated future size or growth rate of our addressable markets;
•
changes in laws or regulations applicable to our Digital Analytics Platform;
•
announcements by us or our competitors of significant business developments, acquisitions, or new offerings;
•
significant data breaches, disruptions to, or other incidents involving, our platform;
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
•
other events or factors, including those resulting from war (including the recent and developing war in Ukraine), incidents of terrorism, pandemics (including the COVID-19 pandemic), elections, or responses to these events; and

•
whether investors or securities analysts view our stock structure unfavorably, particularly our dual class structure and the concentrated voting control of our executive officers, directors, and their affiliates.

In addition, stock markets with respect to newly public companies, particularly companies in the technology industry, have experienced significant price and volume fluctuations that have affected and continue to affect, the stock prices of these companies. Stock prices of many companies, including technology companies, have fluctuated in a manner often unrelated to the operating performance of those companies. In the past, companies that have experienced volatility in the trading price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial expenses and divert our management’s attention.

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

Our Class B common stock has five votes per share, whereas our Class A common stock, which is listed on the Nasdaq Capital Market, has one vote per share. Because of the five-to-one voting ratio between our Class B common stock and our Class A common stock, the holders of our Class B common stock are able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock, until the date that is six months following the date on which no founder is an employee or director of our company (unless a founder has rejoined our company during such six-month period), when all outstanding shares of Class A common stock and Class B common stock will convert automatically into shares of a single class of common stock. This concentration of ownership limits the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the trading price of our Class A common stock.

Further, future transfers by holders of our Class B common stock will generally result in those shares converting into shares of our Class A common stock, subject to limited exceptions, such as certain transfers effected for tax- or estate-planning purposes. The conversion of shares of our Class B common stock into shares of our Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. As a result, it is possible that one or more of the persons or entities holding our Class B common stock could gain significant voting control as other holders of Class B common stock sell or otherwise convert their shares into Class A common stock.

In addition, while we do not expect to issue any additional shares of Class B common stock, any future issuances of Class B common stock would be dilutive to holders of Class A common stock.

We cannot predict the impact our dual class structure may have on the trading price of our Class A common stock.

We cannot predict whether our dual class structure, combined with the concentrated control of our stockholders who held our capital stock prior to the listing of our Class A common stock on the Nasdaq Capital Market, including our executive officers, employees, directors, and their affiliates, will result in a lower or more volatile trading price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple class share structures in certain of their indices. In July 2017, FTSE Russell and Standard & Poor’s announced that they would cease to allow most newly public companies utilizing dual or multiple class capital structures to be included in their indices. Under the announced policies, our dual class capital structure would make us ineligible for inclusion in any of these indices. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the trading price of our Class A common stock could be adversely affected.

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

In addition, we have filed registration statements to register all shares subject to options and RSUs outstanding or reserved for future issuance under our equity compensation plans. As of September 30, 2022, we had options outstanding that, if fully exercised, would result in the issuance of 17,398,329 shares of Class A common stock, as well as 9,086,234 shares of Class A common stock subject to RSU awards.

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

We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the trading price of our Class A common stock.

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

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management, and limit the trading price of our Class A common stock.

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

In addition, as permitted by Section 145 of the Delaware General Corporation Law, our amended and restated bylaws and indemnification agreements that we have entered into with our directors and officers provide that:

• we will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to, the best interests of the corporation and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;

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

• the rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees, and agents and to obtain insurance to indemnify such persons; and

• we may not retroactively amend our amended and restated bylaws to reduce our indemnification obligations to directors, officers, employees, and agents.

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

Our restated certificate of incorporation and our amended and restated bylaws provide that: (i) unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for: (A) any derivative action or proceeding brought on our behalf, (B) any action asserting a claim for or based on a breach of a fiduciary duty owed by any of our current or former directors, officers, other employees, agents, or stockholders to us or our stockholders, including, without limitation, a claim alleging the aiding and abetting of such a breach of fiduciary duty, (C) any action asserting a claim against us or any of our current or former directors, officers, other employees, agents, or stockholders arising pursuant to any provision of the Delaware General Corporation Law or our restated certificate of incorporation or amended and restated bylaws or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware, or (D) any action asserting a claim related to or involving us that is governed by the internal affairs doctrine; (ii) unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act and the rules and regulations promulgated thereunder; (iii) the exclusive forum provisions are intended to benefit and may be enforced by us, our officers and directors, the financial advisors to any offering giving rise to such complaint, and any other professional or entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering; and (iv) any person or entity purchasing or otherwise acquiring or holding any interest in our shares of capital stock will be deemed to have notice of and consented to these provisions. Nothing in our restated certificate of incorporation or amended and restated bylaws precludes stockholders that assert claims under the Exchange Act from bringing such claims in federal court, to the extent that the Exchange Act confers exclusive federal jurisdiction over such claims, subject to applicable law.

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

In order to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel in the San Francisco Bay Area, where our headquarters is located, and in other locations where we engage in recruiting, is intense, especially for engineers experienced in designing and developing software and for experienced sales professionals. We have, from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. The cost of living is high in the San Francisco Bay Area, which may make it harder for us to attract and retain highly skilled employees. Many of the companies with which we compete for experienced personnel may have greater resources than we do. As our company grows and evolves, we may need to implement more complex organizational management structures or adapt our corporate culture and work environments. These changes could have an adverse impact on our corporate culture, which could harm our ability to retain and recruit personnel. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and growth prospects could be materially adversely affected.

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

Changes in the business, regulatory, or political climate in the San Francisco Bay Area, where our headquarters is located and most of our employees live, could affect our ability to expand or continue our operations there, which could have a material adverse impact on our business, financial condition, and results of operations. For example, if we were required to move our headquarters or downsize our operations in the San Francisco Bay Area due to material adverse changes in the business, regulatory, or political climate, such as increases in local tax rates, we may lose key employees and incur significant costs of relocation.

Changes in laws and regulations related to the internet or changes in the internet infrastructure itself may diminish the demand for our Digital Analytics Platform, and could harm our business.

The future success of our business depends upon our customers’ and potential customers’ access to the internet. Federal, state, or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the internet. Changes in these laws or regulations could require us to modify our platform in order to comply with these changes. In addition, government agencies or private organizations may impose additional laws, regulations, standards, or protocols involving taxation, tariffs, privacy, data protection, information security, content, copyrights, distribution, electronic contracts and other communications, consumer protection, and the characteristics and quality of services, any of which could decrease the demand for our Digital Analytics Platform or result in reductions in the demand for internet-based platforms such as ours. In addition, the use of the internet as a business tool could be harmed due to delays in the development or adoption of new standards and protocols to handle increased demands of internet activity, security, reliability, cost, ease-of-use, accessibility, and quality of service. The performance of the internet and its acceptance as a business tool has been harmed by “viruses,” “worms,” and similar malicious programs, and the internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If the use of the internet is adversely affected by these issues, demand for our Digital Analytics Platform could decline.

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Market opportunity estimates and growth forecasts, including those we have generated ourselves, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of companies covered by our market opportunity estimates will purchase our Digital Analytics Platform or generate any particular level of revenue for us. Any expansion in our markets depends on a number of factors, including the cost, performance, and perceived value associated with our Digital Analytics Platform and the products of our competitors. Even if the markets in which we compete achieve the forecasted growth, our business could fail to grow at similar rates, if at all.

Acquisitions, mergers, strategic investments, partnerships, or alliances could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and materially adversely affect our business, financial condition, and results of operations.

We have in the past sought, and intend in the future to seek, to acquire or invest in businesses, joint ventures, and platform technologies that we believe could complement or expand our Digital Analytics Platform, enhance our technology, or otherwise offer growth opportunities. Any such acquisitions or investments may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, the acquired company’s software is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. Any such transactions that we are able to complete may not result in the synergies or other benefits we expect to achieve, which could result in substantial impairment charges. These transactions could also result in dilutive issuances of equity securities, the incurrence of debt, or adverse tax consequences, which could materially adversely affect our business, financial condition, and results of operations.

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

If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, the trading price and trading volume of our Class A common stock could decline.

The trading price and trading volume of our Class A common stock will be heavily influenced by the way analysts interpret our financial information and other disclosures. We do not have control over these analysts. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, the trading price of our Class A common stock would be negatively affected. If securities or industry analysts do not publish research or reports about our business, downgrade our Class A common stock, or publish negative reports about our business, the trading price of our Class A common stock would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which could decrease the trading volume of our Class A common stock and might cause the trading price of our Class A common stock to decline.

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

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the trading price of our Class A common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

Amplitude, Inc.

Date: November 3, 2022	By:	/s/ Spenser Skates
Spenser Skates
Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2022	By:	/s/ Hoang Vuong
Hoang Vuong
Chief Financial Officer (Principal Financial Officer)