Form 10-K
period 2022-12-31
Amplitude, Inc.
filed 2023-02-16
CIK 1866692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of Class A common stock on the Nasdaq Capital Market on June 30, 2022, was approximately $806.2 million.

As of February 8, 2023, there were 76,481,146 shares of the registrant's Class A common stock and 37,848,642 shares of the registrant's Class B common stock, each with a $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2023 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2022, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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
•
The trading price of our Class A common stock has been, and in the future, may be, volatile, and could decline significantly and rapidly.
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

PART I

Item 1. Business.

Overview

We are driving the evolution of a new category of software called digital analytics. Our Digital Analytics Platform serves as the command center for businesses to connect digital products to business outcomes, and provides self-service visibility into the entire customer journey. With Amplitude, organizations can build amazing product experiences, drive revenue growth, and win their categories. Digital analytics is emerging as a strategic investment for every company to survive and thrive in the digital-first world.

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

Digital analytics can show companies what users like about their products, where they get stuck, and what keeps them coming back. These insights enable companies to adapt their digital product experiences to each customer to maximize engagement, retention, and lifetime value. And they show companies how to innovate, what changes to make, and when to double down or go in a different direction.

Product, data, engineering, and marketing teams are often forced to make business decisions in a vacuum and without understanding the linkage between product decisions and business outcomes. Digital analytics leverages the power of data-driven products to create this linkage automatically. In addition, having a common lens into customer and product data helps every team transform their function, from launching brand-defining marketing campaigns to reimagining customer support. Bringing shared data and common visibility to every team will be a business-critical requirement in the digital analytics era.

How Amplitude Powers Digital Analytics

We built the first Digital Analytics Platform that brings together a new depth of customer understanding with the speed of action to optimize experiences. We power some of the most beloved and iconic consumer and B2B digital products. We enable businesses, regardless of size, industry, or where they are in their digital maturity, to unleash digital innovation and growth. Our system unifies product, marketing, data, and executive teams, by giving them the common visibility to drive business outcomes with agility and confidence.

Our Digital Analytics Platform consists of the following integrated solutions:

•
A customer data infrastructure layer that ensures data easily comes in, unifies, and stays high quality. This is foundational functionality embedded in Analytics that supports how customers analyze, activate, and test new digital products and experiences.
•
Amplitude Analytics, consistently ranked #1 in multiple categories by G2, provides real-time product data so cross-functional teams can understand what is working and what is not.
•
Experimentation, a product experimentation solution that is fully integrated with Analytics to plan, deliver, monitor, and analyze tests and product changes.
•
Audience Management tools leverage the first-party data in Analytics to build customized audience lists through behavioral segmentation or machine learning (“ML”) powered predictions. Customers can also deliver 1:1 personalization through ML powered content and product recommendations.
•
Data Streaming tools push event data and user profiles to other tools in customers’ stacks in real-time to destinations such as marketing platforms, ad networks, personalization engines, and others.
•
Amplitude CDP is an insight-driven solution that encompasses our data infrastructure, audience management, and data streaming capabilities. Customers may choose to purchase the whole CDP or one of the capabilities within it.

At the core of our Digital Analytics Platform is the Amplitude Behavioral Graph, a proprietary behavioral database purpose-built for complex, interactive behavioral queries, with novel approaches to normalizing, classifying, and partitioning behavioral data. The Behavioral Graph scales to look at every individual customer action taken in a digital product and identifies combinations of actions that lead to a desired outcome. The Behavioral Graph processes behavioral data points to help answer questions like why do users convert or drop off, which interactions predict likelihood to buy, and what are the most common paths users take.

We are Mission Critical to Our Customers

As of December 31, 2022, we serve almost 2,000 paying customers globally, from the most ambitious startups to the largest global enterprises. We are the trusted source of customer and product insight for the world’s leading data-driven, product-led digital companies and bring the same technology to the remaining companies that lack this expertise. We serve customers across virtually every industry, including finance, media, retail, industrials, hospitality, healthcare, and telecom, as well as companies in various stages of digital maturity. Digital analytics has become mission critical to companies of all sizes and in all industries to keep up with the pace of innovation required to survive in the digital-first world.

Our Digital Analytics Platform is mission critical to our customers’ success. Within our largest customers, thousands of users leverage our system to drive better outcomes in their respective functional areas. The broad applicability and ease of use of our system results in significant commitments by our customers as part of their core technology stack. As of December 31, 2022 and 2021, we had 480 and 385 customers, respectively, that each represented greater than $100,000 in Annual Recurring Revenue (“ARR”) and 30 and 29 customers, respectively, that each represented greater than $1 million in ARR, demonstrating how critical we are to our customers’ success.

Our Business Model

We generate revenue primarily through selling subscriptions to our platform. We reach customers through an efficient direct sales motion, solution partners, and product-led growth initiatives, including subscription plans to meet the needs of a diverse range of companies. Our pricing model is based on both the platform functionality required by our customers as well as committed volume. For the year ended December 31, 2022, subscription revenue comprised 97% of our total revenue. Our customers typically look to use our platform for an initial business use case they have identified, such as analytics on a digital product. As our customers experience the value of our platform in helping to drive business outcomes in that initial use case, they frequently expand that initial use case, expand into new use cases, and expand into additional products. Examples of ways customers expand the use of our platform include the following:

•
Customers expand an initial use case by tracking additional events on a digital product to gain greater insight into customer journeys or add additional functionality (e.g. predictive analytics, behavioral reports) to meet the needs of teams across the organization;
•
Customers expand into new use cases by using our platform for additional digital products in their digital product portfolio and empowering additional teams (e.g. product, marketing, engineering, analytics) responsible for those digital product; and
•
Customers expand by layering on additional offerings onto our core Analytics offering to power new capabilities to drive business outcomes.

Our ability to expand within our customer base is also demonstrated by our strong dollar-based net retention rate. As of December 31, 2022 and 2021, our dollar-based net retention rate across paying customers was 119% and 123%, respectively.

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
•
Adapt to the Customer. In a world of abundant choice, the expectations of consumers for businesses to deliver highly-personalized digital product experiences continues to be on the rise. The best-in-class digital companies leverage product data to build robust recommendation engines based on artificial intelligence (“AI”) and ML algorithms to deliver highly differentiated experiences at scale.
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

Digital Transformation Brings the Imperative of Digital Analytics

While digital transformation has long focused on building web-enabled customer experiences, the role that digital analytics plays is becoming increasingly important.

Digital analytics brings product data to bear on decisions about how a business is run, how to accelerate product innovation, and how to drive growth. And its promise is rooted in the connection between product decisions and business outcomes.

Digital analytics can show companies what users like about their products, where they get stuck, and what keeps them coming back. These insights enable companies to adapt their digital product experiences to each customer to maximize engagement, retention, and lifetime value. And they show companies how to innovate, what changes to make, and when to double down or go in a different direction–thereby answering the fundamental question of how their products drive their business growth.

We believe digital analytics will continue to be a strategic business imperative as digital transformation continues at an accelerated pace across companies of all sizes. It will help make sense of the exponential increase in digital product and user behavioral data–and that the right product bets are made as a result.

Businesses Need a Fundamentally New Approach to Drive Digital Analytics

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

The sum of all this complexity means existing categories of software fail to understand product data and were not designed to adequately address the needs of today’s digital analytics era:

•
Web and Marketing Analytics. These solutions focus on using web and demographic data to analyze target users and advertising spend. They were most relevant for the Web 1.0 era, when marketers focused on pageviews, campaign sources, clicks, and other surface-level metrics. They were not built for in-product and in-app behavior, deep personalization based on AI and ML, multi-platform end-user journeys, and modern digital measurements. Moreover, many of these solutions are built on a pre-computation data framework – whereby queries are completed in advance and cached versus performed on the fly – which prohibits flexibility for real-time analysis. This data approach is incompatible with fast moving, collaborative teams that need easy-access data to find, ask, and answer in an iterative fashion and use data to power product experiences at the moment a user engages.
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

The Amplitude Digital Analytics Platform

We built the first Digital Analytics Platform that brings together a new depth of customer understanding with the speed of action to optimize experiences in the moment. It is the only unified system that answers the question: “How do your digital products drive your business?” We power the most-beloved digital products and teams with actionable data and insights – regardless of size, industry, or digital maturity – so they can unleash digital innovation and growth. We make critical data accessible and actionable to every team – allowing product, marketing, engineering, analytics, customer success, and executive teams to align around common visibility and to drive business outcomes with greater speed, agility, and confidence.

Amplitude
Digital Analytics Platform

Experimentation
Integrated testing & analysis
Audience Management
Behavioral targeting & personalization
Data Streaming
Merged events & customer profiles
Analytics Platform
Self-serve customer journey analysis
Product Analytics • Marketing Analytics • Experience Analytics • AI-Driven Alerts
Data
Unified ingestion, management & exporting
Warehouse Connectors • Identity Resolution • Governance • Observability

In today’s digital-first world, we believe every organization must transform to data-driven teams and products that create competitive advantages and long-term value for both their customers and businesses. A Digital Analytics Platform is essential in this new reality – helping businesses understand how their customers use their products, make better decisions, build personalized experiences that engage and retain customers, and measure performance. With Amplitude, teams have access to a fully integrated, self-service system for data, analytics, and personalization – with intelligence and collaboration built in to help teams innovate faster and smarter.

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

Our Digital Analytics Platform consists of the following integrated components:

•
A customer data infrastructure layer that ensure data easily comes in, unifies, and stays high quality. This is foundational functionality embedded in Analytics that supports how customers analyze, activate, and test new digital products and experiences.
•
Amplitude Analytics– our core platform of analytics capabilities, which includes:
•
Product Analytics: Tools and processes used to understand the behavior of users across products or services to inform decisions about how to improve the product experience and increase product engagement. Self-serve insight into user behaviors and journey, feature adoption, user conversions and retention, and experimentation.
•
Marketing Analytics: Reporting on campaign and content performance and website traffic.
•
Experience Analytics: Tools that provide diagnostic insights into visitor activity and the customer experience on responsive web and mobile apps, enabled by advanced analytics and ML, session replay, and heat map technology.
•
AI-Driven Alerts: Automated monitoring, anomaly detection, and root cause analysis powered by ML to alert customers to changes in customer engagement.
•
Experimentation, a product experimentation solution that is fully integrated with Analytics to plan, deliver, monitor, and analyze tests and product changes.
•
Audience Management tools leverage the first-party data in Analytics to build customized audience lists through behavioral segmentation or ML powered predictions. Customers can also deliver 1:1 personalization through ML powered content and product recommendations.
•
Data Streaming tools push event data and user profiles to other tools in customers’ stacks in real-time to destinations such as marketing platforms, ad networks, personalization engines, and others.
•
Amplitude CDP is an insight-driven solution that encompasses our data infrastructure, audience management, and data streaming capabilities. Customers may choose to purchase the whole CDP or one of the capabilities within it.

We power digital analytics for our customers through the following key system capabilities:

•
Behavioral Data at the Core. We designed data and ML infrastructure purpose-built to understand cross-device and cross-product end-user data – enabling businesses to see, analyze, and act on behavioral data. Our infrastructure is structured around user-joins and partitioned by end users, which is the key to understanding end user behavior in-product. The Amplitude Behavioral Graph processes behavioral data points to help answer questions like why users convert or drop off, which interactions predict likelihood to buy, and what are the most common paths end users take.
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

•
Powering Data-Driven Action. Our system allows teams to directly turn end-user insight into action with personalized, Netflix-like product experiences in a few clicks and without requiring technical expertise. We use sophisticated identity resolution and targeting to reach the right end user, ML recommendations to decide the right content, and real-time integrations with systems our customers already use for delivery at the right time. Additionally, our customers can deploy and test new experiences using the first experimentation and feature management solution powered by behavioral data and product analytics. For example, our system can predict the likelihood a customer will churn based on their behavior and of those statistically similar, and the system will automatically test which campaign or in-product experience is best optimized to drive retention.
•
Enterprise-grade Platform. Our platform is architected to handle a scale qualitatively different from what is capable by existing customer engagement and experience tools. We offer top-tier security and reliability as our platform is SOC2 Type-2 and ISO 27001 certified, offers single sign-on support and user permissioning, is a recognized AWS Partner for Digital Customer Experience, and has delivered a 99.99% data ingestion uptime service-level agreement (“SLA”) with 100% data durability for the year ended December 31, 2022.

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

Our Growth Strategies

We intend to pursue the following growth strategies:

•
Acquire New Customers Across Every Industry. We believe that our Digital Analytics Platform is applicable to businesses across industries, company size, and stage of digital maturity. We plan to invest to capture the significant market opportunity we believe is only in its early innings. We have experienced rapid growth in our customer base since our inception and had 1,994 paying customers and 28 of the Fortune 100 as of December 31, 2022, which demonstrates both our successful traction to date as well as our significant opportunity to continue to penetrate the largest global organizations. We believe we have an efficient and productive go-to-market motion that will allow us to continue to acquire new customers and grow our customer base. Additionally, as more companies and industries continue their transformation into digital-first companies, we believe our immediate potential customer base will grow as we help these companies address their digital analytics needs. We are focused on winning key reference accounts among industries and emerging use cases to establish ourselves as the system of choice for the next wave of digital innovation.
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
o
Drive Cross-sell: Our platform delivers end-to-end capabilities that allow our customers to expand beyond analytics and layer on additional products.

Within our largest customers, we have demonstrated our ability to grow our reach to include thousands of users across their organization who leverage our system to drive business outcomes. Our dollar-based net retention rate as of December 31, 2022 and 2021 was 119% and 123%, respectively, for paying customers. As of December 31, 2022 and 2021, we had 480 and 385 customers, respectively, that each represented greater than $100,000 in ARR and 30 and 29 customers, respectively, that each represented greater than $1 million in ARR, demonstrating how critical we are to our customers’ success.

More Data Ingested into Amplitude
New Products Adopted
Volume Upsell
Growing Amplitude Users
Product Cross-sell
More Products Needing Amplitude
New Use Cases

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
•
Expand our Global and Partnership Reach. We believe there is significant potential to continue to grow our business in international markets because of the universal nature of the problem we help to solve. For the years ended December 31, 2022 and 2021, 38% and 36% of our revenue was generated outside of the United States, respectively. Additionally, we plan to continue to invest in our partner network to strengthen our ecosystem and extend our reach.

Our Platform and Technology

Data enters our system through many sources, including our software-development kits (“SDKs”), server side, and integration with our partner systems. It then goes through the processing and cleanup stage before being stored in our behavioral graph which is a user-oriented distributed columnar data store. Our Behavioral Graph powers the analytics, collaboration, prediction, and recommendation platform.

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

Real-time Data Management

The underpinning of the Digital Analytics Platform is our real-time Data Management layer. This layer includes our core data platform that offers our customers a number of tools and capabilities for ingesting data to us, resolving identity to create a consistent and unique identity, and managing customer and product data.

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
•
Data governance and observability. With the rapid expansion of customer and product data, organizations require tools to manage the complexity and maintain trust. Our governance toolkit provides a two-pronged approach that is proactive – through schema planning, validation and error reporting, and reactive – through retroactive data merges and schema changes. Our observability gives data leaders insights and visibility into how data is being used by their organization so they can make informed decisions about what to track.

Amplitude Behavioral Graph

Event data is fed into the Amplitude Behavioral Graph, which is purpose-built to handle the scale, speed, and complexity of user behavior in digital products. It is the foundation of all of the analytics and personalization applications and is now an integral part of the Digital Analytics Platform.

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
•
AutoML. Using our structured, event-based schema and database that is embedded with an understanding of behavioral data, we have automated the most challenging part of ML pipelines and feature extraction. Our Behavioral Graph can generate a meaningful and robust set of thousands of features for each user in the system, which is used for a variety of applications. By having this automation with little to no customer input, we can offer truly self-service ML via AutoML.

Our Customers

Our Digital Analytics Platform is used globally by organizations of all sizes and across a vast range of industries. As of December 31, 2022 and 2021, we had 1,994 and 1,597 paying customers, respectively, representing year-over-year growth of 25%, and 28 and 26 of the Fortune 100, respectively. We believe that our Digital Analytics Platform can help organizations of all sizes, from the smallest startups to the largest global organizations, unleash the power of digital analytics to drive business outcomes and deliver value to customers. We continue to increase the number of customers who have entered and grown into larger subscriptions with us. As of December 31, 2022 and 2021, we had 480 and 385 customers, respectively, that each represented greater than $100,000 in ARR, representing a 25% increase year-over-year. Additionally, we had 30 and 29 customers, respectively, that each represented greater than $1 million in ARR, up 3% year-over-year. The number of customers representing greater than $100,000 and $1 million in ARR demonstrates the strategic importance of our platform and our ability to both initially land significant accounts and grow them over time.

Sales and Marketing

Our sales and marketing efforts focus on landing customer accounts by addressing an initial digital analytics use case across one or more digital products and expanding those relationships over time as we deliver ongoing value and meet a greater portion of our customers’ digital analytics needs.

We employ an efficient, multi-pronged go-to-market strategy combining direct sales (including field and inside sales), product-led growth initiatives (including subscription plans to meet the needs of a diverse range of companies), and marketing initiatives to supplement our sales efforts. Our field sales personnel focus on attracting new customers as well as expanding usage within our existing customer base. Our sales team is supported by business and sales development professionals and solution consultants who facilitate the sales process through identifying use cases based on customer needs, assessing requirements, addressing security and technical questions, consulting on customers’ data stacks, and finding additional expansion use cases.

In accordance with our ethos to empower companies of all sizes to unleash digital analytics to drive their business, we offer a variety of free and paid plans depending on our customers’ needs. For startups, we offer a Scholarship plan, which consists of a self-serve, free one-year subscription to our Growth plan, to help them turbo-charge their digital analytics efforts. For larger commercial companies and organizations, we offer both free and paid plans. Our free, self-serve Starter plan allows access to a limited set of core offerings, including our leading Analytics offering, and serves as effective brand marketing and a low friction model for getting a single team started with Amplitude, which can also create a glide path to conversion into one of our paid plans. Our paid Growth and Enterprise plans provide access to additional capabilities, functionality, and volume to meet the needs of larger and more complex use cases.

Our professional services team helps customers design and execute their digital analytics, product-led growth, analytics, and personalization projects. We offer our customers implementation, training, and related services to help them realize the full benefits of our Digital Analytics Platform. We also work closely with our partner ecosystem to help them deploy our solutions and build our technology into their services offerings, providing opportunities for us to increase the breadth and depth of our deployment within new and existing customers.

We have approximately 50 partners in the Amplitude partner ecosystem program, which provides solutions to help accelerate our customers’ digital analytics initiatives. Our ecosystem consists of the following:

•
Solutions partners, including global systems integrators, consultancies, and digital agencies, partner with Amplitude to provide business transformation strategy, best practices, and support.
•
Technology partners, who integrate their software with the Digital Analytics Platform to build and deliver end-to-end enterprise technology solutions. Amplitude has dozens of technology integrations and partners across more than a dozen software categories, including marketing automation, attribution tools, data warehouses, and customer data platforms, to name a few.

Our marketing efforts focus on driving our go-to-market demand generation engine across all market segments and across both new and existing customers, as well as raising our brand profile globally. To do this, we utilize a combination of online and offline marketing programs such as online advertising, blogs, public relations, social media, educational white papers and webinars, product demos, workshops, roundtables, and customer case studies. These gatherings focus on attracting a broad mix of prospects and customers to focus on digital analytics and Amplitude product education, and the sharing of customer success stories and best practices.

As of December 31, 2022, we had 431 employees in our sales and marketing organization.

Human Capital Management

We believe that our company culture enables us to achieve our mission, is a core driver of our business success, and is a significant reason why people choose to build their careers at Amplitude. We are pioneers in this field who endeavor to make product, business, and people decisions that allow us to carry out our mission while staying true to our values. We believe Diversity, Equity, and Inclusion (“DEI”) are rooted in the fabric of our culture. We advance our culture of belonging–in which Humility, Ownership, and Growth Mindset are at the center–by coming together to make a collective impact in our work and our communities. Through strategic initiatives and partnerships, policy development and stewardship, innovation and education, our DEI-embedded culture shapes our future to one where all employees can fully realize their potential.

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

As of December 31, 2022, we had a total of 737 employees, including 156 employees located outside the United States. None of our employees is represented by a labor union or covered by collective bargaining agreements. We have not experienced any work stoppages. We consider our relationship with our employees to be good.

Research and Development

Our research and development efforts are focused on continued innovation, enhancing our platform features and functionalities, and expanding the services we offer to increase market penetration and deepen our relationships with our customers. We believe the timely development of new, and the enhancement of our existing platform features and services is essential to maintaining our competitive position. We continually incorporate feedback and new cases from our customers into our platform. As of December 31, 2022, we had 185 employees in our research and development organization. We intend to continue to invest in our research and development capabilities to extend our platform. Research and development expenses totaled $80.6 million and $48.3 million in years ended December 31, 2022 and 2021, respectively.

Competition

The market for digital analytics is new and evolving. Businesses have used a range of point solutions built for other use cases in an effort to address their needs, none of which offer the breadth and depth of capabilities offered by our Digital Analytics Platform. However, we do compete with a number of companies, ranging from large and diversified businesses to smaller start-ups, that offer certain solutions and functionality similar to aspects of our platform. These competitors include the following:

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

We pursue the registration of our domain names, trademarks, and service marks and pursue patent protection of our technology in the United States and in certain locations outside the United States. As of December 31, 2022, we had one issued U.S. patent, six U.S. and seven foreign patent applications pending. We continually review our development efforts to assess the existence and patentability of new intellectual property, and the extension of our intellectual property rights abroad. As of December 31, 2022, we had five registered trademarks in the United States and 11 registered trademarks internationally.

Data Privacy & Security

Numerous state, federal, and foreign laws and regulations, including consumer protection laws and regulations, including data breach notification laws, govern the collection, dissemination, processing, use, access to, confidentiality, and security of personal information and could apply to our operations or the operations of our partners. In particular, certain state and non-U.S. laws, such as the California Consumer Privacy Act of 2018 (the “CCPA”), the European Union General Data Protection Regulation (the “CPRA”), and the GDPR, set strict standards for maintaining the privacy and security of personal information. Many of these laws differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. In sum, privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Corporate Information

We were incorporated in the State of Delaware in November 2011 as Sonalight, Inc. and founded our Amplitude business in 2012. In December 2014, we changed our name to Amplitude, Inc. Our principal executive offices are located at 201 Third Street, Suite 200, San Francisco, California 94103. Our telephone number is (415) 231-2353 and our website address is www.amplitude.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K.

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

Our revenue was $238.1 million and $167.3 million for the fiscal years ended December 31, 2022 and 2021, respectively. However, you should not rely on our historical revenue growth as an indication of our future performance.

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

We have experienced net losses in each period since inception. We generated net losses of $93.4 million and $75.0 million for the fiscal years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $273.2 million. We expect our costs and expenses to increase in future periods. In particular, we intend to continue to invest significant resources in:

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
•
general economic, market, and industry conditions (including the current inflationary economic environment, rising interest rates, and a potential recession), both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate, and related difficulties in collections;
•
the potential adverse impact of climate change, natural disasters, health epidemics, including the COVID-19 pandemic, political and social instability, including acts of war or other armed conflicts, such as Russia's invasion of Ukraine, and terrorist activities, on our business, operations, and the markets and communities in which we and our customers and partners operate and the disruption these events may cause to the global economy;
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

The continued impact and ultimate duration of the COVID-19 pandemic on the global economy and our business are difficult to assess or predict. Actual and potential impacts include:

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

Although global economic conditions generally improved with the rollout of vaccines, business activity may not recover as quickly as anticipated, including as a result of inflationary pressures and the responses by central banking authorities to control such inflation, rising interest rates, debt and equity market fluctuations, diminished liquidity and credit availability, increased unemployment rates, decreased investor and consumer confidence, political turmoil, and supply chain challenges. Conditions may vary between countries and regions and will be subject to the effectiveness and duration of government policies, vaccine administration rates, and other factors that may not be foreseeable. Vaccines for COVID-19 continue to be administered in the United States and other countries around the world, but the extent and rate of vaccine adoption, the long-term efficacy of these vaccines, and other factors remain uncertain. We currently require employees in North America to be fully vaccinated to utilize our office space or attend in-person company events and have implemented other health and safety protocols, which have created, and may continue to create, additional risks and operational challenges and may require us to make additional investments in the design, implementation, and enforcement of new workplace health and safety protocols. Even if we follow what we believe to be best practices, re-opening our offices could expose our employees, partners, and customers to health risks, and us to associated liability. Furthermore, governmental restrictions, new regulations, or other changing conditions could cause us to temporarily close certain of our offices. We have offered, and plan to continue to offer, a significant percentage of our employees flexibility to shift to a hybrid work arrangement, which may adversely impact the productivity of certain employees and harm our business, including our future results of operations. This may also present risks for our strategy and may present operational, cybersecurity, and workplace culture challenges that may materially adversely affect our business. It is not possible to predict with any certainty the impact that our current policies and protocols could have on our company, our workforce, and our operations. In addition, we cannot predict what policies we may determine to, or be required to, implement in the future, or the effect thereof on our business, including whether the imposition of certain policies could cause us to lose, or experience difficulties hiring, qualified personnel.

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

We have experienced rapid growth in our customer base since our inception. Although our growth strategy includes acquiring new customers across industries, company size, and stages of digital maturity, we believe there is a significant opportunity to continue to penetrate the largest global organizations. Sales to larger organizations involve risks that may not be present, or that are present to a lesser extent, with sales to smaller organizations, such as longer sales cycles, more complex customer requirements, substantial upfront sales costs, and less predictability in completing some of our sales. For example, enterprise customers, which we define as customers with more than 1,500 employees, may require considerable time to evaluate and test our Digital Analytics Platform prior to making a purchase decision and placing an order. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our Digital Analytics Platform, the discretionary nature of purchasing and budget cycles, and the competitive nature of evaluation and purchasing approval processes. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, may vary significantly from customer to customer, with sales to enterprises typically taking longer to complete. During the year ended December 31, 2022, the average length of our sales cycle to enterprises was four to six months, as compared to one to two months to non-enterprise customers. In addition, larger organizations may demand more features and integration services. Sales to larger organizations also may increase the variability of our financial results. If we are unable to close one or more expected significant transactions with these customers in a particular period, or if an expected transaction is delayed until a subsequent period, our results of operations for that period, and for any future periods in which revenue from such transaction would otherwise have been recognized, may be adversely affected. If we fail to effectively manage these risks associated with sales cycles and sales to larger organizations, our business, financial condition, and results of operations may be materially adversely affected.

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

For the year ended December 31, 2022 and 2021, 38% and 36% of our revenue was generated outside the United States, respectively. A component of our growth strategy involves the further expansion of our operations and customer base internationally, which will require significant dedication of management attention and financial resources. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. Our sales organization outside the United States is substantially smaller than our sales organization in the United States, and to date, only a very small portion of our sales has been driven by resellers or other channel partners. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity and limited channel partners, we may be unable to effectively grow in international markets.

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
•
COVID-19 or other pandemics or epidemics, or other global political, social or macroeconomic events, including the war in Ukraine, that could decrease economic activity in certain markets, decrease use of our products and services, or decrease our ability to import, export, or sell our products and services to existing or new customers in international markets;
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

The war between Russia and Ukraine could materially adversely affect our business, results of operations, and financial condition.

On February 24, 2022, Russian military forces invaded Ukraine, and although the length, impact, and outcome of the ongoing war in Ukraine is highly unpredictable, this war has led, and could continue to lead, to significant market and other disruptions, including instability in financial markets, supply chain interruptions, political and social instability, and changes in consumer or purchaser preferences, as well as an increase in cyberattacks, intellectual property theft, and espionage.

We are actively monitoring the situation in Ukraine and assessing its impact on our business, including our business partners and customers. For example, we and various companies have voluntarily stopped seeking to increase business in Russia. Such circumstances, combined with sanctions have resulted in disruptions to our customers' businesses in the impacted regions, including, at times, their ability to pay for our services. As such, we expect a reduction in revenue from customers in the impacted regions as long as these circumstances continue.

We have no way to predict the progress or outcome of the war in Ukraine or its impacts in Ukraine, Russia, or Belarus as the war, and any resulting government reactions, are rapidly developing and beyond our control. The extent and duration of the war, sanctions, and resulting market disruptions could be significant and could potentially have a substantial impact on the global economy and our business for an unknown period of time. Any of the above-mentioned factors could materially adversely affect our business, financial condition, and results of operations. Any such disruptions may also magnify the impact of other risks described in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K.

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

For the years ended December 31, 2022 and 2021, our research and development expenses were 34% and 29% of our revenue, respectively. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our business may be harmed. Moreover, research and development projects can be technically challenging and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling products and generate revenue, if any, from such investment. Additionally, anticipated customer demand for a product or service we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such product or service. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of products that are competitive in our current or future markets, our business, financial condition, and results of operations would be materially adversely affected.

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

As a result of Russia’s invasion of Ukraine, governmental authorities in the United States, the European Union, and the United Kingdom, among others, launched an expansion of coordinated sanctions and export control measures, including, for example:

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
•
sanctions prohibiting most commercial activities of U.S., U.K., and E.U. persons in the so-called People’s Republic of Donetsk and the so-called People’s Republic of Luhansk (and, with respect to the E.U., the areas of Kherson and Zaporizhzhia not controlled by the Ukrainian government), with all of these new restrictions largely tracking prior prohibitions relating to Crimea and Sevastopol;
•
enhanced import and export controls and trade sanctions targeting Russia’s imports of technological goods, including E.U. and U.K. prohibitions on exporting a wide range of “industrial” goods to Russia (and on importing a large number of “revenue-generating” goods from Russia). The restrictions also include bans on the export of large numbers of “luxury” items to Russia (and in some cases also to Belarus), tighter controls on exports and reexports of dual-use items, stricter licensing policy with respect to issuing export licenses, and/or increased use of “end-use” controls to block or impose licensing requirements on exports, as well as higher import tariffs;
•
the closure of airspace to Russian aircraft; and
•
ban on imports of Russian oil, liquefied natural gas, and coal to the United States and on “new investment” in Russia’s energy sector (often with similar bans being enacted in the United Kingdom and the E.U.);
•
ban on imports of Russian fish, seafood, and preparations thereof, alcoholic beverages, non-industrial diamonds, and gold to the United States;
•
a ban on “new investment” in the Russian Federation by a U.S. person, which may be interpreted broadly (with a similar prohibition also enacted by the United Kingdom);
•
bans on the provision of certain professional services, including accounting, trust and corporate formation, auditing, and management consulting services, among others; and
•
bans on the provision of services related to the worldwide maritime transportation of seaborne Russian oil, if purchased above a specific price cap.

As the conflict in Ukraine continues, there can be no certainty regarding whether the governmental authorities in the United States, the European Union, the United Kingdom, or other countries will impose additional sanctions, export controls, or other measures targeting Russia, Belarus, or other territories. Furthermore, in retaliation against new international sanctions and as part of measures to stabilize and support the volatile Russian financial and currency markets, the Russian authorities also imposed significant currency control measures aimed at restricting the outflow of foreign currency and capital from Russia, imposed various restrictions on transacting with non-Russian parties, banned exports of various products, and imposed other economic and financial restrictions.

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

We are subject to numerous federal, state, local, and foreign privacy and data protection laws, regulations, policies, and contractual obligations that apply to the collection, transmission, storage, processing, sharing, disclosure, security, and use of personal information or personal data which, among other things, impose certain requirements relating to the privacy and security of personal information and other data. Laws and regulations governing privacy and data protection, the use of the internet as a commercial medium, the use of data in AI and ML, and data sovereignty requirements are rapidly evolving, extensive, complex, and include inconsistencies and uncertainties and may conflict with other rules or our practices. Further, new laws, rules, and regulations could be enacted with which we are not familiar or with which our current practices do not comply.

We may incur significant expenses to comply with the laws, regulations, and other obligations that apply to us. For example, the GDPR imposes stringent data protection requirements for processing the personal data of individuals within the European Economic Area (the “EEA”), including certain disclosure requirements, limitations on retention of personal data, mandatory data breach notification requirements, and additional obligations. Non-compliance with the GDPR can trigger fines of up to the greater of €20 million or 4% of our global annual turnover. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the E.U. and the United States remains uncertain. For example, on July 16, 2020, the Court of Justice of the European Union (the “CJEU”) invalidated the EU-US Privacy Shield Framework, or Privacy Shield, under which personal information could be transferred from the EEA (and the United Kingdom) to relevant self-certified U.S. entities. In March 2022, the US and E.U. announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. The CJEU further noted that reliance on the standard contractual clauses (“SCCs”), a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism and potential alternative to the Privacy Shield) alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. European court and regulatory decisions subsequent to the CJEU decision of July 16, 2020 have taken a restrictive approach to international data transfers. As the enforcement landscape further develops, and supervisory authorities issue further guidance on—and revised standard contractual clauses for—international data transfers, we could suffer additional costs, complaints, and/or regulatory investigations or fines, we may have to stop using certain tools and vendors and make other operational changes, and/or manner in which we provide our services could otherwise be affected, which could adversely affect our business, financial condition, and results of operations.

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

The data protection landscape is also rapidly growing and evolving in the United States. As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. For example, the California Consumer Privacy Act of 2018 (the “CCPA”) became effective on January 1, 2020. The CCPA requires companies that process information on California residents to make certain disclosures to consumers about their data collection, use, and sharing practices, allows consumers to opt out of certain data sharing with third parties and exercise certain individual rights regarding their personal information, provides a new private right of action for data breaches, and provides for penalties for noncompliance. Additionally, the California Privacy Rights Act (the “CPRA”) was recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the CPRA provisions went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have been passed in Virginia, Colorado, Connecticut, and Utah and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws may have potentially conflicting requirements that would make compliance challenging.

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

We conduct transactions, particularly intercompany transactions, in currencies other than the U.S. dollar. While we have primarily transacted with customers and vendors in U.S. dollars, we have transacted in foreign currencies for subscriptions to our Digital Analytics Platform, and we expect to significantly expand the number of transactions with customers for our Digital Analytics Platform that are denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies, and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound, Canadian Dollar, Singapore Dollar, and Japanese Yen. In addition, our international subsidiaries maintain net assets denominated in currencies other than the functional operating currencies of these entities. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our results of operations due to transactional and translational remeasurements. As a result of these foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. To the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our Class A common stock could be adversely affected. We do not currently maintain a program to hedge transactional exposures in foreign currencies. However, in the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of these hedging instruments may not offset any, or more than a portion of, the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place, and may introduce additional risks if they are not structured effectively.

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

Risks Related to Ownership of Our Class A Common Stock

The trading price of our Class A common stock has been, and in the future, may be, volatile, and could decline significantly and rapidly.

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

As of the date of this Annual Report on Form 10-K, our directors, executive officers, and holders of more than 5% of our capital stock and their affiliates collectively beneficially own, in the aggregate, shares representing a substantial majority of the combined voting power of our outstanding Class A and Class B common stock. These stockholders currently have, and likely will continue to have, considerable influence with respect to the election of our board of directors and approval or disapproval of all significant corporate actions. The concentrated voting power of these stockholders could have the effect of delaying or preventing a significant corporate transaction, such as a merger or other sale of our company or our assets. This concentration of ownership limits the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could be adverse to the interests of other stockholders.

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

In addition, we have filed registration statements to register all shares subject to options and RSUs outstanding or reserved for future issuance under our equity compensation plans. As of December 31, 2022, we had options outstanding that, if fully exercised, would result in the issuance of 16,767,752 shares of Class A common stock, as well as 9,914,125 shares of Class A common stock subject to RSU awards.

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

We are no longer an “emerging growth company,” and, as a result, we now must comply with increased reporting and disclosure requirements, which may increase our costs.

We no longer qualify as an “emerging growth company” within the meaning of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and, as a result, are subject to various disclosure and compliance requirements that did not previously apply, such as:

•
the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);
•
the requirement that we adopt new or revised accounting standards when they are applicable to public companies, instead of delaying their adoption until they are applicable to private companies;
•
compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding obligatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
•
the requirement that we provide full and more detailed disclosures regarding executive compensation; and
•
the requirement that we hold a non-binding advisory vote on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved.

We expect that the loss of emerging growth company status and compliance with these additional requirements will increase our legal and financial compliance costs and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the trading price of our Class A common stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and could harm our business. We have a large employee presence in San Francisco, California. In the event of a major earthquake, fire, power loss, telecommunications failure, cyberattack, war (including the war in Ukraine), terrorist attack, sabotage, other intentional acts of vandalism or misconduct, geopolitical event, disease, or other catastrophic occurrence, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our products, breaches of data security, and loss of critical data, all of which could materially adversely affect our business, financial condition, and results of operations.

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

We incur significant costs as a result of operating as a public company, and our management needs to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, Nasdaq rules, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel need to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.

As a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis, beginning with this Annual Report on Form 10-K for the fiscal year ended December 31, 2022. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting beginning with this Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Our compliance with Section 404 requires that we incur substantial expenses and expend significant management efforts. Such expenses and efforts have been directed to employing additional accounting and financial personnel with appropriate public company experience and technical accounting knowledge, and compiling the system and process documentation necessary to establish the compliance and controls function to comply with Section 404 of the Sarbanes-Oxley Act.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal executive office is located in San Francisco and consists of approximately 57,530 square feet of space under a sublease that expires on September 30, 2025. We also lease six additional offices in Amsterdam, Paris, Singapore, London, Vancouver, and New York. We lease all of our facilities and do not own any real property. We intend to procure additional space in the future as we continue to add employees and expand geographically. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

Item 3. Legal Proceedings.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We believe that we are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition or cash flows. We have received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves, our partners and our customers by determining the scope, enforceability and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price of Our Common Stock

Our Class A common stock has been traded on the Nasdaq Capital Market under the symbol “AMPL” since September 28, 2021. Prior to that date, there was no public trading market for our Class A common stock. Our Class B common stock is neither listed nor publicly traded.

Holders of our Common Stock

As of February 8, 2023, there were 31 holders of record of our Class A common stock and 37 holders of record of our Class B common stock. The actual number of stockholders is greater than the number of holders of record and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We do not expect to declare or pay any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

See the section titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.

The following graph compares (i) the cumulative total stockholder return on our Class A common stock from September 28, 2021 (the date our Class A common stock commenced trading on the Nasdaq Capital Market) through December 31, 2022 with (ii) the cumulative total return of the Nasdaq Composite Index and the Nasdaq Emerging Cloud Index over the same period, assuming the investment of $100 in our Class A common stock and in both of the other indices on September 28, 2021 and the reinvestment of dividends. The graph uses the beginning market price on September 28, 2021 of $50 per share as the initial value of our Class A common stock. As discussed above, we have never declared or paid a cash dividend on our Class A common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

Stock Performance Graph
$130
$100
$70
$40
$10
9/28/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
Amplitude, Inc. Class A common stock
Nasdaq Composite Index
Nasdaq Emerging Cloud Index

Recent Sales of Unregistered Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

Overview

Amplitude is a leading Digital Analytics Platform that provides self-service visibility into the entire customer journey. With Amplitude, organizations can build amazing product experiences, drive revenue growth, and win their categories. We work with almost 2,000 paying customers of various sizes and stages of digital maturity, across many industries, including the teams behind some of the most-beloved digital products in the world. We have experienced significant growth in recent years, with more than 700 employees in seven global offices.

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

We have experienced significant growth in recent years driven by the rapid adoption of our Digital Analytics Platform by our global, diversified base of 1,994 paying customers as of December 31, 2022. Our customers span across industries and sizes, from the leading digital innovators to those looking to transform and adapt their business in the new digital age. For the years ended December 31, 2022 and 2021, our revenue was $238.1 million and $167.3 million, respectively, representing year-over-year growth of 42%. For the years ended December 31, 2022 and 2021, our net loss was $93.4 million and $75.0 million, respectively. For the years ended December 31, 2022 and 2021, our net cash used in operating activities was $5.4 million and $31.7 million, respectively, and our free cash flow was $(11.2) million and $(34.9) million, respectively.

Our Business Model

We generate revenue primarily through selling subscriptions to our platform. We reach customers through an efficient direct sales motion, solution partners, and product-led growth initiatives, including subscription plans to meet the needs of a diverse range of companies. For the year ended December 31, 2022, subscription revenue comprised 97% of our total revenue. Our customers typically look to use our platform for an initial business use case they have identified, such as analytics on a digital product. As our customers experience the value of our platform in helping to drive business outcomes in that initial use case, they frequently expand that initial use case, expand into new use cases, and expand into additional products. Examples of ways customers expand the use of our platform include the following:

•
Customers expand an initial use case by tracking additional events on a digital product to gain greater insight into customer journeys or add additional functionality (e.g. predictive analytics, behavioral reports) to meet the needs of teams across the organization;

•
Customers expand into new use cases by using our platform for additional digital products in their digital product portfolio and empowering additional teams (e.g. product, marketing, engineering, analytics) responsible for those digital products; and

•
Customers expand by layering on additional offerings onto our core Analytics offering to power new capabilities to drive business outcomes.

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

We have been effective in helping our customers to gauge the proper event volume to contract to ensure that they maximize their investment in our platform. In situations where customers exceed their committed event volume in a given period, they incur overage charges that we have the contractual right to bill at our discretion. Depending on the circumstances, we often use this as an opportunity to renegotiate a customer contract to ensure they have the right contracted event volume to meet their business objectives. Historically, overage charges have not made up a significant portion of our revenue. In many cases, customers will proactively expand their contract within the contract term, generally increasing event volume and platform capabilities to expand existing or address new use cases. Substantially all of our customer contracts have a subscription period of one year or longer. In the fiscal year ended December 31, 2022, we billed a majority of these contracts annually in advance with the remainder billed quarterly, semi-annually, or monthly.

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

If a prospect outgrows the usage limits in the Starter plan or requires additional features such as predictive analytics, behavioral reports, or additional event volume, we offer a Growth plan that requires conversion to a paid subscription contract. Growth plan users also get access to dedicated customer support to further maximize the value from our platform. Customers that require the complete analytics tool kit to handle more scale and larger, sophisticated use cases can purchase our Enterprise plan. The Enterprise plan includes everything in the Growth plan as well as additional robust features such as advanced data governance, custom user permissions and roles, automated insights, and more. At any point, a customer that needs additional capabilities can purchase add-on functionality or products, which are natively integrated with Amplitude Analytics.

Our land-and-expand business model is powered by the ease of use, rapid time to value, and broad applicability of our platform to provide actionable insights in real time to numerous teams across an organization. This model has enabled us, in many cases, to significantly expand the reach of our platform within organizations.

As of December 31, 2022, we had 480 customers that each represented greater than $100,000 in ARR and 30 customers that each represented greater than $1 million in ARR, demonstrating the mission critical nature of our platform to help customers succeed in the new digital age. In comparison, we had 385 customers that each represented greater than $100,000 in ARR and 29 customers that each represented greater than $1 million in ARR for the years ended December 31, 2021. Customers that each represented greater than $100,000 in ARR accounted for approximately 75% and 73% of our total ARR as of December 31, 2022 and 2021, respectively. We define ARR as the annual recurring revenue of subscription agreements, including certain premium professional services that are subject to contractual subscription terms, at a point in time based on the terms of customers’ contracts. ARR should be viewed independently of revenue, and does not represent our U.S. GAAP revenue on an annualized basis, as it is an operating metric that can be impacted by contract start and end dates and renewal rates. No single customer accounted for more than 4% of our revenue in the years ended December 31, 2022 and 2021.

Our ability to expand within our customer base is also demonstrated by our strong dollar-based net retention rate. As of December 31, 2022 and 2021, our dollar-based net retention rate across paying customers was 119% and 123%, respectively.

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

As of December 31, 2022 and 2021, we had 1,994 and 1,597 paying customers, respectively, representing an increase of 25% year-over-year. As of December 31, 2022 and 2021, 28 and 26 of the Fortune 100 were paying customers, respectively, which demonstrates both our traction to date as well as our significant opportunity to continue to penetrate into the largest global organizations. Our relationship with some of the world’s most beloved product-led companies has resulted in increased brand credibility and access to many attractive growth opportunities.

We have been successful at efficiently growing our customer spend over time as evidenced by our dollar-based net retention rates. As of December 31, 2022 and 2021, our dollar-based net retention rate was 119% and 123%, respectively, for paying customers. We continue to increase the number of customers who have entered and grown into larger subscriptions with us. As of December 31, 2022 and 2021, we had 480 and 385 customers, respectively, that each represented greater than $100,000 in ARR, representing a 25% increase year-over-year. Additionally, we had 30 and 29 customers, respectively, that each represented greater than $1 million in ARR, up 3% year-over-year. The number of customers representing greater than $100,000 and $1 million in ARR demonstrates the strategic importance of our platform and our ability to both initially land significant accounts and grow them over time.

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

Finally, we see opportunities to expand offices and headcount internationally to better service targeted international markets where we believe we have significant opportunity to accelerate existing traction and success. For the years ended December 31, 2022 and 2021, 38% and 36% of our revenue was generated outside the United States, respectively. As we seek to expand our business globally, we may be adversely affected by global economic and political instability. For example, as a result of the Russia-Ukraine war, we terminated certain relationships with customers in Russia and some of the businesses of our customers in the impacted regions have experienced disruptions that have affected their ability to pay for our services. See “Risk Factors–Risks Related to Our Business and Industry–Our operations are international in scope, and we plan further geographical expansion, creating a variety of operational challenges.”

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

	As of December 31,
	2022	2021	YoY Growth
Paying Customers	1,994	1,597	25%
Dollar-Based Net Retention Rate	119%	123%	N/A

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

Dollar-Based Net Retention Rate

We calculate our dollar-based net retention rate to measure our ability to retain and expand ARR from our customers and believe it is an indicator of the value our platform delivers to customers and our future business opportunities. Our dollar-based net retention rate compares our ARR from the same set of customers across comparable periods and reflects customer renewals, expansion, contraction, and attrition. We define ARR as the annual recurring revenue of subscription agreements, including certain premium professional services that are subject to contractual subscription terms, at a point in time based on the terms of customers’ contracts. ARR should be viewed independently of revenue, and does not represent our U.S. GAAP revenue on an annualized basis, as it is an operating metric that can be impacted by contract start and end dates and renewal rates.

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

Response to COVID-19

The COVID-19 pandemic has had an adverse effect on the global economy, including the businesses of many of our customers and prospective customers and did, in the early stages of the pandemic, result in increased attrition from our smaller customers and those customers in the most impacted industries such as travel and entertainment. Overall, however, the COVID-19 pandemic resulted in favorable trends for our business and the businesses of those customers who have been able to leverage digital analytics of their products as sales increasingly shifted online, but such trends have normalized.

Although we believe the COVID-19 pandemic has largely resulted in favorable trends for our business to date, we have experienced business disruptions, including requiring us to manage a significant majority of our workforce remotely and restrictions on our ability to travel to customers. Moreover, our existing and prospective customers have experienced and may continue to experience slowdowns in their businesses, including due to ongoing worldwide supply chain disruptions, which in turn has and may result in reduced demand for our platform, lengthening of sales cycles, loss of customers, and difficulties in collections. In addition, the pandemic resulted in, and may in the future result in, significant disruption of global financial markets, which could limit our or our customers' ability to access capital on favorable terms or at all. The ongoing impact of the pandemic on our future business, financial condition, and results of operations depends on the pandemic’s duration and severity, which are difficult to assess or predict. See “Risk Factors” included under Part I, Item 1A of this Annual Report on Form 10-K for further discussion of the impact of the COVID-19 pandemic on our business.

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

The following Non-GAAP Financial Measures and related Non-GAAP reconciliations are for the year ended December 31, 2022, compared to the same period in 2021, unless otherwise stated. Non-GAAP Financial Measures and related Non-GAAP reconciliations for the year ended December 31, 2021 compared to the year ended December 31, 2020 may be found in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 17, 2022.

	Year Ended December 31,
	2022	2021
Gross Profit	$167,625	$115,497
Non-GAAP Gross Profit	$176,110	$119,100

Gross Margin	70%	69%
Non-GAAP Gross Margin	74%	71%

Loss from Operations	$(96,562)	$(74,149)
Non-GAAP Loss from Operations	$(26,248)	$(14,640)

Loss from Operations Margin	(41)%	(44)%
Non-GAAP Loss from Operations Margin	(11)%	(9)%

Net Cash Used in Operating Activities	$(5,384)	$(31,713)
Free Cash Flow	$(11,193)	$(34,935)

Net Cash Used in Operating Activities Margin	(2)%	(19)%
Free Cash Flow Margin	(5)%	(21)%

Non-GAAP Gross Profit, Non-GAAP Gross Margin, Non-GAAP Loss from Operations, and Non-GAAP Loss from Operations Margin

We define non-GAAP gross profit and non-GAAP gross margin as U.S. GAAP gross profit and U.S. GAAP gross margin, respectively, excluding stock-based compensation expense and related employer payroll taxes, amortization of acquired intangible assets, and non-recurring costs, such as costs related to the listing of our Class A common stock on the Nasdaq Capital Market (the “Direct Listing”). Non-GAAP gross margin is calculated as non-GAAP gross profit divided by total revenue.

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

The following tables reconcile the most directly comparable U.S. GAAP financial measure to each of these non-GAAP financial measures.

Non-GAAP Gross Profit and Gross Margin

	Year Ended December 31,
	2022	2021
Gross profit	$167,625	$115,497
Add:
Stock-based compensation expense(1)	$6,468	$1,952
Acquired intangible assets amortization	$2,017	$1,651
Non-GAAP Gross Profit	$176,110	$119,100
Non-GAAP Gross Margin	74%	71%

(1)
Stock-based compensation expense-related charges include employer payroll tax-related expenses on employee stock transactions.

Non-GAAP Loss From Operations and Loss From Operations Margin

	Year Ended December 31,
	2022	2021
Loss from operations	$(96,562)	$(74,149)
Add:
Stock-based compensation expense(1)	$68,297	$39,667
Acquired intangible assets amortization	$2,017	$1,651
Direct listing expenses	$—	$18,191
Non-GAAP Loss from Operations	$(26,248)	$(14,640)
Non-GAAP Loss from Operations Margin	(11)%	(9)%

(1)
Stock-based compensation expense-related charges include employer payroll tax-related expenses on employee stock transactions.

Free Cash Flow and Free Cash Flow Margin

	Year Ended December 31,
	2022	2021
Net cash used in investing activities	$(89,393)	$(1,498)
Net cash provided by financing activities	$5,831	$222,643
Net cash used in operating activities	$(5,384)	$(31,713)
Less:
Purchase of property and equipment	$(3,632)	$(1,529)
Capitalization of internal-use software costs	$(2,177)	$(1,693)
Free Cash Flow	$(11,193)	$(34,935)
Free Cash Flow Margin	(5)%	(21)%

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

Other Income, Net

Other income, net consists primarily of interest income on our cash, cash equivalents, and marketable securities holdings offset by foreign currency transaction gains and losses.

Provision for Income Taxes

Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business. To date, we have not recorded any U.S. federal income tax expense, and our state and foreign income tax expenses have not been material. We have recorded deferred tax assets for U.S. federal income taxes for which we provide a full valuation allowance. These deferred tax assets primarily include net operating loss carryforwards of $422.2 million and tax credit carryforwards of $9.1 million, net of reserves as of December 31, 2022, which begin expiring in 2032 and 2033, respectively. We expect to maintain this full valuation allowance in U.S. jurisdictions for the foreseeable future as it is not more likely than not the deferred tax assets will be realized based on our history of losses.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

The following discussion and analysis are for the year ended December 31, 2022, compared to the same period in 2021, unless otherwise stated. Discussion and analysis for the year ended December 31, 2021 compared to the year ended December 31, 2020 may be found in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 17, 2022.

	Year Ended December 31,
	2022	2021

	(in thousands)
Revenue	$238,067	$167,261
Cost of revenue(1)	70,442	51,764
Gross profit	167,625	115,497
Operating expenses:
Research and development(1)	80,589	48,251
Sales and marketing(1)	129,962	86,025
General and administrative(1)	53,636	55,370
Total operating expenses	264,187	189,646
Loss from operations	(96,562)	(74,149)
Other income, net	3,981	195
Loss before provision for income taxes	(92,581)	(73,954)
Provision for income taxes	796	1,029
Net loss	$(93,377)	$(74,983)

(1)
Amounts include stock-based compensation expense as follows:

	Year Ended December 31,
	2022	2021

	(in thousands)
Cost of revenue	$6,468	$1,951
Research and development	27,855	13,613
Sales and marketing	17,143	7,871
General and administrative	15,757	10,959
Total stock-based compensation expense	$67,223	$34,394

The following table sets forth the components of our consolidated statements of operations and comprehensive loss data, for each of the periods presented, as a percentage of revenue.

	Year Ended December 31,
	2022	2021

Revenue	100%	100%
Cost of revenue	30%	31%
Gross margin	70%	69%
Operating expenses:
Research and development	34%	29%
Sales and marketing	55%	51%
General and administrative	23%	33%
Total operating expenses	111%	113%
Loss from operations	(41)%	(44)%
Other income, net	2%	*
Loss before provision for income taxes	(39)%	(44)%
Provision for income taxes	*	1%
Net loss	(39)%	(45)%

* less than 1%

Note: Certain figures may not sum due to rounding

Comparison of Fiscal Years Ended December 31, 2022 and 2021

Revenue

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Revenue	$238,067	$167,261	$70,806	42%

Revenue increased $70.8 million, or 42%, in fiscal 2022 compared to fiscal 2021. The increase in revenue was primarily due to growth of our paying customer base of 25% and revenue generated from our existing paying customers as reflected by our dollar-based net retention of 119% as of December 31, 2022.

Cost of Revenue and Gross Margin

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$70,442	$51,764	$18,678	36%
Gross margin	70%	69%	N/A	N/A

Cost of revenue increased $18.7 million, or 36%, in fiscal 2022 compared to fiscal 2021. The increase was primarily due to an increase of $9.2 million in personnel-related expenses directly associated with an increase in headcount, including an increase in allocated overhead costs, and $8.5 million in third-party hosting costs as we increased capacity to support paying customer usage and growth of our paying customer base. Additionally, cost of revenue increased by $1.0 million due to the amortization of acquired intangibles assets related to our business combinations and amortization of internal-use software costs.

Operating Expenses

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Research and development	$80,589	$48,251	$32,338	67%
Sales and marketing	129,962	86,025	43,937	51%
General and administrative	53,636	55,370	(1,734)	(3%)
Total operating expenses	$264,187	$189,646	$74,541	39%

Research and Development

Research and development expenses increased $32.3 million, or 67%, in fiscal 2022 compared to fiscal 2021. The increase was primarily due to an increase of $19.0 million in personnel-related expenses directly associated with an increase in headcount, including an increase in allocated overhead costs. The increase was also attributable to an increase of $12.0 million in stock-based compensation expense and related payroll taxes as a result of increased headcount.

Sales and Marketing

Sales and marketing expenses increased $43.9 million, or 51%, in fiscal 2022 compared to fiscal 2021. The increase was primarily due to an increase of $20.5 million in personnel-related expenses directly associated with an increase in headcount, including an increase in allocated overhead costs. The increase in headcount also contributed to an increase of $3.5 million in commissions related to an expansion of our customer base, contract value of deals, and sales team. This increase was also attributable to $7.7 million in stock-based compensation expenses and related payroll taxes as a result of increased headcount. An increase of $7.6 million related to expenses to support our marketing, lead generation, and advertising programs and an increase of $1.9 million in software subscription costs contributed to the overall increase.

General and Administrative

General and administrative expenses decreased $1.7 million, or 3%, in fiscal 2022 compared to fiscal 2021. The decrease was primarily attributable to a $16.3 million decrease in professional services attributable to fees related to the Direct Listing that were incurred in fiscal 2021 that did not recur in fiscal 2022. The decrease was partially offset by a $4.4 million increase in stock-based compensation expenses and related payroll taxes and an increase of $3.9 million in personnel-related expenses directly associated with an increase in headcount, including an increase in allocated overhead costs. This decrease was also partially offset by an increase in corporate expenses of $3.3 million, primarily related to increased insurance costs, and an increase in subscription software costs of $2.0 million.

Other Income, net

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Other income, net	$3,981	$195	$3,786	*

* Not meaningful

Other income, net increased $3.8 million, in fiscal 2022 compared to fiscal 2021. The increase was primarily related to a $3.7 million increase in interest income resulting from interest earned on our cash, cash equivalents, and the marketable securities purchased in the year ended December 31, 2022.

Provision for Income Taxes

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Provision for income taxes	$796	$1,029	$(233)	(23%)

Provision for income taxes decreased $0.2 million, or 23%, in fiscal 2022 compared to fiscal 2021, primarily due to decreased foreign taxes, including deferred tax balances.

Liquidity and Capital Resources

Since inception, we have financed operations primarily through the net proceeds we have received from the sales of our preferred stock and common stock as well as cash generated from the sale of subscriptions to our platform. We have generated losses from our operations as reflected in our accumulated deficit of $273.2 million as of December 31, 2022 and negative cash flows from operating activities for fiscal 2022 and fiscal 2021. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support our platform, including growth in our customer base and customer usage, increased research and development expenses to support the growth of our business and related infrastructure, and increased general and administrative expenses to support being a public company.

As of December 31, 2022, our principal sources of liquidity were cash and cash equivalents of $218.5 million and restricted cash of $0.9 million. Additionally, a substantial source of our cash provided by operating activities is our deferred revenue, which is included on our consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the term of the subscription agreement. As of December 31, 2022, we had $90.0 million of deferred revenue, all of which was recorded as a current liability. This deferred revenue will be recognized as revenue when or as the related performance obligations are met.

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

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Year Ended December 31,
	2022	2021

	(in thousands)
Net cash used in operating activities	$(5,384)	$(31,713)
Net cash used in investing activities	$(89,393)	$(1,498)
Net cash provided by financing activities	$5,831	$222,643

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

Net cash used in operating activities of $5.4 million for the fiscal 2022 reflects our net loss of $93.4 million, adjusted by non-cash items such as stock-based compensation expense of $67.2 million, depreciation and amortization of $4.7 million, and non-cash operating lease costs of $3.7 million as well as net cash provided by changes in our operating assets and liabilities of $12.3 million. The net cash provided by changes in operating assets and liabilities primarily consisted of a $20.7 million increase in deferred revenue, resulting from increased billings and collections for subscriptions, a net increase in accrued expenses and accounts payable of $1.7 million due to timing of payments made, and a net decrease in prepaid expenses and other current and noncurrent assets of $4.0 million. These changes were offset by an increase in deferred commissions of $8.0 million, a $2.4 million increase in accounts receivable due to higher customer billing, and a $3.6 million decrease in operating lease liabilities due to payments related to our operating lease obligations.

Net cash used in operating activities of $31.7 million for fiscal 2021 reflects our net loss of $75.0 million, adjusted by non-cash items such as stock-based compensation expense of $34.4 million, and depreciation and amortization of $3.1 million, as well as net cash provided by changes in our operating assets and liabilities of $6.2 million. The net cash provided by changes in our operating assets and liabilities primarily consisted of a $28.5 million increase in deferred revenue, resulting from increased billings for subscriptions, and a $4.5 million increase in accrued expenses and accounts payable, resulting primarily from increases in accrued professional services, marketing, accrued payroll, and benefits due to an increase in the size of our operations. These increases were partially offset by a $16.7 million increase in prepaid expenses and other current and noncurrent assets related to an increase in prepayments made in advance for future services, an increase in deferred commissions of $9.2 million, and a $3.0 million increase in accounts receivable due to higher customer billings.

Investing Activities

Net cash used in investing activities of $89.4 million for fiscal 2022 consisted of $83.2 million of purchases of marketable securities, $2.2 million of capitalized internal-use software development costs, $3.6 million in purchases of property and equipment, and $0.4 million of cash paid for acquisitions, net of cash acquired.

Net cash used in investing activities of $1.5 million for fiscal 2021 consisted of $1.7 million in capitalized internal-use software development costs and $1.5 million in purchases of property and equipment. These decreases were partially offset by $1.7 million in net cash acquired upon the acquisition of a privately-held company.

Financing Activities

Net cash provided by financing activities of $5.8 million for fiscal 2022 primarily consisted of $6.9 million in proceeds from the exercise of stock options offset by $1.1 million of net cash used through sales of common stock to cover tax-related amounts that were remitted to the respective taxing jurisdictions in excess of cash received during the period. It is expected that cash received and paid for these amounts will be cash flow neutral over time.

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

Remaining Performance Obligations

Remaining performance obligations (“RPO”) as of December 31, 2022 and 2021, including the expected timing of recognition, is as follows:

	As of December 31,
	2022	2021	% Change
Less than or equal to 12 months	$190,595	$137,266	39%
Greater than 12 months	57,581	32,868	75%
Total remaining performance obligations	$248,176	$170,134	46%

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

Contractual Obligations and Commitments

As of December 31, 2022, the contractual commitment amounts in the table below are associated with agreements that are enforceable and legally binding. Purchase orders issued in the ordinary course of business are not included in the table below, as our purchase orders represent authorizations to purchase rather than binding agreements.

	Total	2023	2024-2025	2026-2027	After 2027
	(in thousands)
Operating lease and real estate-related commitments(1)	$11,681	$4,176	$7,120	$385	$—
Purchase commitments(2)	228,475	64,567	119,575	44,333	—
Total contractual obligations	$240,156	$68,743	$126,695	$44,718	$—

(1)
Consists of future real estate-related non-cancellable minimum rental payments under operating leases and real estate commitments with substitution rights.
(2)
Included in this commitment is a hosting arrangement with AWS. We entered into the 60-month contract in August 2021. The contract may be terminated by either party if the other party is in material breach of the contract and such breach remains uncured for 30 days. Pursuant to the terms of the contract, we are required to spend a minimum of $267 million over the five-year term of the contract. As of December 31, 2022, we had $227 million remaining on this commitment.

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

Revenue Recognition

We generate revenue primarily from sales of subscription services. Revenue is recognized when, or as, the RPO is satisfied by transferring the control of the promised service to a customer. The amount of revenue recognized reflects the consideration that we expect to be entitled to receive in exchange for these services. We account for revenue contracts with customers by applying the requirements of ASC 606, which includes the following steps:

•
identification of the contract, or contracts, with the customer;
•
identification of the performance obligations in the contract;
•
determination of the transaction price;
•
allocation of the transaction price to the performance obligations in the contract; and
•
recognition of the revenue when, or as, a performance obligation is satisfied.

Our SaaS subscription agreements with customers enable them to access and send event volume data to our cloud-based platform. Subscription arrangements with customers do not provide the customer with the right to take possession of the Company’s software at any time. Instead, customers are granted continuous access to the platform over the contractual period. A time-elapsed method is used to measure progress because the Company’s obligation is to provide continuous service over the contractual period and control is transferred evenly over the contractual period. Accordingly, the fixed consideration related to subscription revenue is recognized ratably over the contract term beginning on the date access to the subscription product is provisioned. The typical subscription term is 12 months with various payment terms ranging from monthly to annual up-front payments. Most contracts are non-cancellable over the contractual term and are subject to standard terms and conditions; however, certain contracts contain nonstandard terms that may impact the timing of revenue recognition. Some customers have the option to purchase additional subscription services at a stated price. These options are evaluated on a case-by-case basis but generally do not provide a material right as they do not provide a discount to the customer that is incremental to the range of discounts typically given for the same services that are sold to a similar class of customers, even when the stand-alone selling price of the services subject to the option is highly variable.

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

Amounts anticipated to be recognized within 12 months of the balance sheet date are recorded as deferred commissions, current, with the remaining portion recorded as deferred commissions, noncurrent, in the consolidated balance sheets. Amortization of deferred commissions is included in sales and marketing expense in the consolidated statements of operations and comprehensive loss. We periodically review these deferred commissions to determine whether events or changes in circumstances have occurred that could impact recoverability or the period of benefit. There were no impairment losses recorded during the periods presented.

Stock-based Compensation

We measure and recognize compensation expense for all stock-based payment awards granted to employees, directors, and non-employees based on the estimated fair values on the date of the grant and vesting criteria. For options, vesting is typically over a four-year period and is contingent upon continued employment on each vesting date. In general, options granted to newly hired employees vest 25% after the first year of service and ratably each month over the remaining 36-month period. For RSUs, vesting is typically over a three-year period and is contingent upon continued employment on each vesting date. In general, RSUs granted to employees vest ratably each quarter over the 36-month period.

The fair value of options granted are estimated on the grant date. Options granted pursuant to the 2021 Incentive Award Plan (the “2021 Plan”) are valued utilizing the Black-Scholes option pricing model and options granted pursuant to the 2014 Stock Option and Grant Plan (as amended, the “2014 Plan”) are valued utilizing the Monte Carlo simulation model. The determination of the grant date fair value is affected by the estimated fair value of our common stock as well as additional assumptions regarding a number of other subjective variables. These variables include expected stock price volatility over a contractual or expected term, actual and projected employee stock option exercise behaviors, the risk-free interest rate for a contractual or expected term, and expected dividends. For assumptions utilized in each respective model, refer to Note 5 of the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

For valuations after the Direct Listing, our board of directors determined the fair value of each share of underlying Class A common stock based on the closing price of our Class A common stock on the Nasdaq Capital Market as reported on the date of grant. As our Class A common stock is publicly traded, it is subject to potentially significant fluctuations in the trading price. Increases and decreases in the trading price of our Class A common stock will increase and decrease the fair value of our stock-based awards granted in future periods.

Recent Accounting Pronouncements

See Note 1 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds and U.S. government securities. As of December 31, 2022, we had cash and cash equivalents of $218.5 million and marketable securities, including non-current investments, of $83.2 million. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income on cash and cash equivalents. However, an immediate 10% increase or decrease in interest rates would not have a material effect on the fair value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Foreign Currency Risk

The vast majority of our subscription agreements are denominated in U.S. dollars, with a small number of subscription agreements denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies, and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound, Canadian Dollar, Singapore Dollar, Australian Dollar, and Japanese Yen. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have a material effect on our operating results.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Amplitude, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue arrangements with non-standard terms and conditions

As discussed in Note 1 to the consolidated financial statements, the Company derives revenue primarily from sales of subscription services. Most customer contracts are subject to standard terms and conditions; however, certain contracts contain non-standard terms and conditions that may impact the timing of revenue recognition. For the year ended December 31, 2022, the Company’s revenue was $238.1 million, which included revenue related to sales of SaaS subscription arrangements.

We identified the evaluation of revenue from SaaS subscription arrangements with non-standard terms and conditions as a critical audit matter. Significant auditor judgment was required to evaluate the Company’s assessment of the impact on revenue recognition of certain terms and conditions that are unique to certain contracts. Specifically, complex auditor judgment was required to evaluate the Company’s determination of the timing of revenue recognition for SaaS subscription arrangements with non-standard terms and conditions.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s revenue recognition process, including controls related to the assessment of contractual terms that impact the determination of the timing of SaaS subscription revenue recognition. We selected a sample of SaaS subscription revenue transactions and evaluated the Company’s identification and assessment of the terms and conditions impacting revenue recognition by reading the underlying contracts and accounting analysis to evaluate whether management’s analysis determined the appropriate timing of revenue recognition.

/s/ KPMG LLP

We have served as the Company’s auditor since 2017.

San Francisco, California
February 16, 2023

AMPLITUDE, INC.

Consolidated Balance Sheets

(In thousands)

	As of December 31, 2022	As of December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$218,494	$307,445
Marketable securities, current	11,971	—
Accounts receivable, net of allowance for doubtful accounts of $690 and $85 as of December 31, 2022 and 2021, respectively	22,716	20,444
Prepaid expenses and other current assets	20,335	19,116
Deferred commissions, current	10,918	8,112
Total current assets	284,434	355,117
Marketable securities, noncurrent	71,217	—
Property and equipment, net	9,408	4,832
Intangible assets, net	2,022	3,554
Goodwill	4,073	4,073
Restricted cash, noncurrent	855	850
Deferred commissions, noncurrent	25,799	20,573
Operating lease right-of-use assets	9,593	—
Other noncurrent assets	6,354	11,389
Total assets	$413,755	$400,388
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$490	$3,363
Accrued expenses	18,699	17,936
Deferred revenue	89,993	69,294
Total current liabilities	109,182	90,593
Operating lease liabilities, noncurrent	7,093	—
Noncurrent liabilities	2,511	3,247
Total liabilities	118,786	93,840
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value per share; 20,000 shares authorized as of December 31, 2022 and 2021; zero shares issued and outstanding as of December 31, 2022 and 2021	—	—
Class A common stock, $0.00001 par value per share; 600,000 shares authorized as of December 31, 2022 and 2021; 76,351 and 58,725 shares issued and outstanding as of December 31, 2022 and 2021, respectively	1	1
Class B common stock, $0.00001 par value per share; 600,000 shares authorized as of December 31, 2022 and 2021; 37,848 and 51,151 shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Additional paid-in capital	568,889	486,354
Accumulated other comprehensive loss	(754)	—
Accumulated deficit	(273,167)	(179,807)
Total stockholders’ equity	294,969	306,548
Total liabilities and stockholders’ equity	$413,755	$400,388

See accompanying notes to consolidated financial statements.

AMPLITUDE, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2022	2021	2020

Revenue	$238,067	$167,261	$102,464
Cost of revenue	70,442	51,764	30,483
Gross profit	167,625	115,497	71,981
Operating expenses:
Research and development	80,589	48,251	26,098
Sales and marketing	129,962	86,025	51,819
General and administrative	53,636	55,370	18,067
Total operating expenses	264,187	189,646	95,984
Other income, net	3,981	195	269
Loss before provision for income taxes	(92,581)	(73,954)	(23,734)
Provision for income taxes	796	1,029	833
Net loss	$(93,377)	$(74,983)	$(24,567)
Net loss per share attributable to Class A and Class B common stockholders:
Basic and diluted	$(0.84)	$(1.46)	$(0.98)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders:
Basic and diluted	111,437	51,360	25,060

Other comprehensive loss
Net unrealized losses on marketable securities	$(754)	$—	$—
Comprehensive loss	$(94,131)	$(74,983)	$(24,567)

See accompanying notes to consolidated financial statements.

AMPLITUDE, INC.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands)

	Redeemable convertible preferred stock		Class A and Class B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	loss	deficit	equity (deficit)
Balance at December 31, 2019	56,480	$137,991	24,646	$—	$17,378	$—	$(80,257)	$(62,879)
Issuance of redeemable convertible preferred stock, net of issuance costs of $169	5,237	49,820	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	16,553	—	—	16,553
Exercise of stock options	—	—	3,648	—	3,637	—	—	3,637
Vesting of early exercised stock options	—	—	—	—	136	—	—	136
Donation of common stock and repurchase of unvested stock options	—	—	(370)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(24,567)	(24,567)
Balance at December 31, 2020	61,717	$187,811	27,924	$—	$37,704	$—	$(104,824)	$(67,120)
Stock-based compensation expense	—	—	—	—	34,773	—	—	34,773
Exercise of stock options	—	—	10,301	—	16,982	—	—	16,982
Issuance of common stock in connection with an acquisition	—	—	1,070	—	7,402	—	—	7,402
Issuance of redeemable convertible preferred stock, net of issuance costs of $198	6,247	199,802	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock upon Direct Listing	(67,964)	(387,613)	67,964	1	387,612	—	—	387,613
Vesting of restricted stock units	—	—	2,617	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	1,881	—	—	1,881
Net loss	—	—	—	—	—	—	(74,983)	(74,983)
Balance at December 31, 2021	—	$—	109,876	$1	$486,354	$—	$(179,807)	$306,548
Stock-based compensation expense	—	—	—	—	68,576	—	—	68,576
Exercise of stock options	—	—	2,499	—	6,899	—	—	6,899
Vesting of early exercised stock options	—	—	—	—	2,323	—	—	2,323
Vesting of restricted stock units	—	—	1,482	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	350	—	4,738	—	—	4,738
Donation of common stock and repurchase of unvested stock options	—	—	(8)	—	(1)	—	—	(1)
Cumulative impact of Topic 842 adoption	—	—	—	—	—	—	17	17
Net loss	—	—	—	—	—	—	(93,377)	(93,377)
Other comprehensive loss, net	—	—	—	—	—	(754)	—	(754)
Balance at December 31, 2022	—	$—	114,199	$1	$568,889	$(754)	$(273,167)	$294,969

See accompanying notes to consolidated financial statements.

AMPLITUDE, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(93,377)	$(74,983)	$(24,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,662	3,093	1,690
Stock-based compensation expense	67,223	34,394	16,553
Other	42	1,802	674
Non-cash operating lease costs	3,731	—	—
Changes in operating assets and liabilities:
Accounts receivable	(2,427)	(3,033)	(5,561)
Prepaid expenses and other current assets	(1,014)	(12,222)	(1,469)
Deferred commissions	(8,032)	(9,245)	(7,180)
Other noncurrent assets	5,036	(4,491)	(5,719)
Accounts payable	(2,884)	(1,054)	2,414
Accrued expenses	4,574	5,556	1,726
Deferred revenue	20,698	28,470	11,047
Operating lease liabilities	(3,616)	—	—
Net cash used in operating activities	(5,384)	(31,713)	(10,392)
Cash flows from investing activities:
Purchases of marketable securities	(83,190)	—	—
Purchase of property and equipment	(3,632)	(1,529)	(984)
Capitalization of internal-use software costs	(2,177)	(1,693)	(1,224)
Cash paid for acquisitions, net of cash acquired	(394)	1,724	(3,700)
Net cash used in investing activities	(89,393)	(1,498)	(5,908)
Cash flows from financing activities:
Proceeds from the exercise of stock options	6,910	21,783	4,427
Proceeds from the issuance of redeemable convertible preferred stock, net	—	199,802	49,820
Cash received for tax withholding obligations on equity award settlements	17,992	145,481	1,299
Cash paid for tax withholding obligations on equity award settlements	(19,056)	(144,420)	(1,299)
Repurchase of unvested stock options	(15)	(3)	(2)
Net cash provided by financing activities	5,831	222,643	54,245
Net increase (decrease) in cash, cash equivalents, and restricted cash	(88,946)	189,432	37,945
Cash, cash equivalents, and restricted cash at beginning of period	308,295	118,863	80,918
Cash, cash equivalents, and restricted cash at end of period	$219,349	$308,295	$118,863
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$424	$182	$221
Non-cash investing and financing activities:
Vesting of early exercised options	$2,323	$1,881	$136
Purchases of property and equipment included in liabilities	$11	$—	$—
Stock-based compensation capitalized as internal-use software costs	$1,353	$379	$—

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

Foreign Currency

The reporting currency of the Company is the United States dollar. The functional currency of the Company’s foreign subsidiaries is also the United States dollar. Foreign currency transaction gains and losses are recognized in “Other income, net” in the consolidated statements of operations and comprehensive loss, and have not been material for any of the periods presented.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period consolidated financial statements.

Direct Listing

On September 21, 2021, the Company’s registration statement related to the Direct Listing (the “Registration Statement”) was declared effective by the SEC, and on September 28, 2021, the Company’s Class A common stock commenced trading. The Company incurred fees related to financial advisory service, audit, and legal expenses in connection with the Direct Listing and recorded general and administrative expenses of $18.2 million for the year ended December 31, 2021.

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

Risks and Uncertainties

The COVID-19 pandemic had an adverse effect on the global economy and the lasting effects of the pandemic continue to be unknown. Although pandemic-related trends have normalized for the Company, the extent to which COVID-19 may continue to impact the Company’s financial condition, results of operations, or liquidity continues to remain uncertain, and as of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or an adjustment to the carrying value of the Company’s assets or liabilities. These estimates may change, as new events occur and additional information is obtained, which will be recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates, and any such differences may be material to the Company’s financial statements.

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

Subscription revenue

The Company generates revenue from subscription services including SaaS subscriptions and customer support services subject to contractual subscription terms. SaaS subscriptions enable customers to access and send event volume data to the Company’s cloud-based platform. Subscription arrangements with customers do not provide the customer with the right to take possession of the Company’s software at any time. Instead, customers are granted continuous access to the platform over the contractual period. A time-elapsed method is used to measure progress because the Company’s obligation is to provide continuous service over the contractual period and control is transferred evenly over the contractual period. Accordingly, the fixed consideration related to subscription revenue is recognized ratably over the contract term beginning on the date access to the subscription product is provisioned. The typical subscription term is 12 months with various payment terms ranging from monthly to annual up-front payments. Most contracts are non-cancellable over the contractual term and are subject to standard terms and conditions; however, certain contracts contain nonstandard terms that may impact the timing of revenue recognition. Some customers have the option to purchase additional subscription services at a stated price. These options are evaluated on a case-by-case basis but generally do not provide a material right as they do not provide a discount to the customer that is incremental to the range of discounts typically given for the same services that are sold to a similar class of customers, even when the stand-alone selling price of the services subject to the option is highly variable.

Remaining performance obligations

The Company’s contracts with customers generally include one combined performance obligation, its core subscription offering, which is a series of distinct services transferred to the customer ratably over the respective obligation’s term. Other performance obligations that may be identified in contracts include professional services. As of December 31, 2022, the unrecognized transaction price related to remaining performance obligations was $248.2 million.

The Company’s remaining performance obligations as of December 31, 2022 are expected to be recognized as follows (in thousands):

As of December 31, 2022
Less than or equal to 12 months	$190,595
Greater than 12 months	57,581
Total remaining performance obligations	$248,176

Disaggregation of Revenue

The following table shows the Company’s disaggregation of revenue by geographic areas, as determined based on the billing address of its customers (in thousands):

	Years Ended December 31,
	2022	2021	2020
United States	$146,415	$107,244	$65,189
International	91,652	60,017	37,275
Total revenue	$238,067	$167,261	$102,464

Accounts Receivable, Net

Accounts receivable are primarily comprised of cash due from customers and are recorded at the invoiced amount, net of an allowance for doubtful accounts. The Company has a well-established collections history from its customers. Credit is extended to customers based on an evaluation of their financial condition and other factors. In determining the necessary allowance for doubtful accounts, the Company estimates the lifetime expected credit losses against the existing accounts receivable balance. The Company's estimate is based on certain factors including historical loss rates, current economic conditions, reasonable and supportable forecasts, and customer-specific circumstances. The Company maintained an allowance of $0.7 million and $0.1 million for doubtful accounts as of December 31, 2022 and 2021, respectively. The movements in the allowance for doubtful accounts were not material for any of the periods presented. The Company does not have any off-balance-sheet credit exposure related to its customers.

Concentration of Risk and Significant Customers

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, marketable securities, and accounts receivable. Although the Company deposits its cash with high-quality, credit-rated financial institutions, the deposits, at times, may exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

No customer accounted for 10% or more of total revenue for the years ended December 31, 2022, 2021, and 2020. As of the year ended December 31, 2022, no customers represented 10% or more of accounts receivable. As of the year ended December 31, 2021, one customer represented 10% of accounts receivable.

Deferred Revenue

Deferred revenue consists of billings of payments received in advance of revenue recognition and is recognized when, or as, performance obligations are satisfied. The Company generally invoices its customers annually or in semi-annual, quarterly, or monthly installments. Accordingly, the deferred revenue balance does not represent the total contract value of annual non-cancellable subscription agreements. The amount of revenue recognized in the years ended December 31, 2022 and 2021 that was included in deferred revenue at the beginning of the period was $68.8 million and $40.7 million, respectively.

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

Amounts anticipated to be recognized within 12 months of the balance sheet date are recorded as deferred commissions, current, with the remaining portion recorded as deferred commissions, noncurrent, in the consolidated balance sheets. Amortization of deferred commissions is included in sales and marketing expense in the consolidated statement of operations and comprehensive loss. The Company periodically reviews these deferred commissions to determine whether events or changes in circumstances have occurred that could impact recoverability or the period of benefit. There were no impairment losses recorded during the periods presented.

The following table represents a rollforward of the Company’s deferred commissions as of December 31, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2022	2021
Beginning balance	$28,685	$19,440
Additions to deferred commissions	17,740	16,077
Amortization of deferred commissions	(9,708)	(6,832)
Ending balance	36,717	28,685
Deferred commissions, current portion	10,918	8,112
Deferred commissions, net of current portion	25,799	20,573
Total deferred commissions	$36,717	$28,685

Cost of Revenue

Cost of revenue primarily consists of costs related to third-party hosting costs; employee-related expenses, including salaries, stock-based compensation and benefits for operations and support personnel; software license fees; certain developed technology and acquired developed software amortization; and allocated overhead.

Research and Development Expense

The Company’s costs related to research, design, maintenance, and minor enhancements of the Company’s platform are expensed as incurred. These costs consist primarily of personnel-related expenses, including stock-based compensation and allocated overhead costs, contractor and consulting fees related to the design, development, testing, and enhancements of the Company’s platform, and software, hardware, and cloud infrastructure fees for staging and development related to research and development activities necessary to support growth in the Company’s employee base and in the adoption of its platform.

Advertising Costs

The Company expenses all advertising costs as incurred as a component of sales and marketing expenses. Advertising expenses of $5.8 million, $4.5 million, and $2.0 million were incurred during the years ended December 31, 2022, 2021, and 2020, respectively.

Stock-Based Compensation

The Company records stock-based compensation expense for all stock-based awards, including stock options, restricted stock units (“RSUs”) and purchase rights issued under the 2021 Employee Stock Purchase Plan (“ESPP”), made to employees, non-employees, and directors based on estimated fair values recognized over the requisite service period. The Company measures and recognizes compensation expense for all stock-based payment awards granted to employees, directors, and non-employees based on the estimated fair values on the date of the grant and vesting criteria. For options, vesting is typically over a four-year period and is contingent upon continued employment on each vesting date. In general, options granted to employees vest 25% after the first year of service and ratably each month over the remaining 36-month period. For RSUs, vesting is typically over a three-year period and is contingent upon continued employment on each vesting date. In general, RSUs granted to employees vest ratably each quarter over the 36-month period.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are stated at fair value. Restricted cash represents cash held to collateralize lease obligations related to the Company's property leases. As of December 31, 2022 and 2021, $0.9 million of restricted cash is recorded as noncurrent assets. The following table represents the Company's cash, cash equivalents, and restricted cash at each period end (in thousands):

	As of December 31,
	2022	2021
Cash and cash equivalents	$218,494	$307,445
Restricted cash, noncurrent	855	850
Total cash, cash equivalents, and restricted cash	$219,349	$308,295

Investments in Marketable Securities

Investments in marketable securities consist of commercial paper, corporate notes, and bonds, as well as U.S. Treasury and government agency securities. Management determines the appropriate classification of investments at the time of purchase and reevaluates such determination at each balance sheet date. Marketable securities are classified as available-for-sale and are carried at fair value in the consolidated balance sheets and are classified as short-term or long-term based on their remaining contractual maturities.

The Company evaluates its investments with unrealized loss positions at the individual security level to determine whether the unrealized loss was related to credit or noncredit factors. The Company considers whether a credit loss exists based on the extent of the unrealized loss position, any adverse conditions specifically related to the security or the issuer's operating environment, pay structure of the security, the issuer's payment history and any changes in the issuer's credit rating. Estimated credit losses are determined using a discounted cash flow model and recorded as an allowance, with changes in expected credit losses on the Company's investments recorded in “Other income, net” in the consolidated statements of operations and comprehensive loss. Unrealized gains and losses related to noncredit factors are reflected in “Accumulated other comprehensive loss” on the consolidated balance sheets.

Fair Value Measurements

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

Observable inputs are based on market data obtained from independent sources. The fair value of cash, cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximated their carrying values as of December 31, 2022 and 2021 due to their short-term nature. The fair values of all of these instruments are categorized as Level 1 in the fair value hierarchy. The fair value of the Company's marketable securities as categorized by the fair value level hierarchy is detailed in Note 3.

Business Combinations

The Company applies a screen test to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets to determine whether a transaction is accounted for as an asset acquisition or business combination. When the Company acquires a business, the purchase consideration is allocated to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated respective fair value based on the acquisition method of accounting. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, management makes significant estimates and assumptions, particularly to acquired intangible assets. These assumptions include, but are not limited to, reproduction costs and appropriate discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Acquisition costs, such as legal and consulting fees, are expensed as incurred. During the measurement period, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the consolidated statement of operations and comprehensive loss.

Goodwill and Other Acquired Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with business combinations accounted for using the acquisition method of accounting. The Company has one reporting unit and performs testing of goodwill in the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. These triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. The Company’s test for goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. If the Company determines, based on the qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, then a quantitative goodwill impairment test is required. There were no impairments of goodwill recorded for the years ended December 31, 2022, 2021, and 2020. There were no other changes in goodwill other than additions from acquisitions during the year ended December 31, 2021 as detailed in Note 4.

Intangible assets mainly consist of developed technology resulting from the Company’s acquisitions. Acquired intangible assets are recorded at cost, net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which was determined to be three years for all acquired intangibles. For developed technology, amortization costs were included within cost of revenue in the consolidated statements of operations upon the related product release date. Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. There was no impairment of intangible assets recorded for the years ended December 31, 2022, 2021, and 2020.

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

Maintenance and repairs are charged to expense as incurred and improvements are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation is removed from the accounts and any resulting gain or loss is reflected in the statements of operations and comprehensive loss for the period realized.

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

Operating leases are classified in “Operating lease right-of-use assets” and “Operating lease liabilities, noncurrent” on the Company's consolidated balance sheets. The current balance of the operating lease liabilities is included within “Accrued expenses” on the Company's consolidated balance sheets. Operating lease expense is recognized on a straight-line basis over the expected lease term and included in “Operating expenses” in the Company's consolidated statements of operations and comprehensive loss.

Capitalized Internal-Use Software Costs

The Company capitalizes development costs related to its platform and certain other projects for internal use. The Company considered the guidance set forth in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 350-40-15, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, which requires companies to capitalize qualifying computer software costs that are incurred during the application development stage, and then amortize them over the software’s estimated useful life. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Capitalized internal-use software costs are included in “Property and equipment, net” on our consolidated balance sheets and are amortized on a straight-line basis over its estimated useful life into cost of revenue within the consolidated statements of operation. All software development costs prior to capitalization have been recorded in research and development expense in the consolidated statements of operations. There was no impairment to capitalized internal-use software costs during the years ended December 31, 2022, 2021, and 2020.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets or asset groups for impairment whenever events indicate that the carrying value of an asset or asset group may not be recoverable based on expected future cash flows attributable to that asset or asset group. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds estimated undiscounted future cash flows, then an impairment charge would be recognized based on the excess of the carrying amount of the asset or asset group over its fair value. No impairment loss on long-lived assets was recognized in the years ended December 31, 2022, 2021, and 2020.

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

The Company has not incurred any expense in defense or reimbursement of any of its customers for losses related to indemnification provisions, and no material claims against the Company are outstanding as of December 31, 2022, 2021, and 2020. The Company’s exposure under these indemnification provisions is often capped at a fixed amount in many customer agreements and uncapped in others. Due primarily to the lack of history of prior indemnification claims and the unique facts and circumstances involved in each particular contractual arrangement, the Company has determined that potential costs related to indemnification are not probable or estimable and, as such, has not recorded a reserve for the years ended December 31, 2022 and 2021.

In addition, in the ordinary course of business, the Company may provide indemnifications of varying scope and terms to vendors, directors, officers, and other parties with respect to certain matters. The Company has not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in its consolidated financial statements.

Warranties

For certain customers, the Company provides a performance warranty for accessibility to the Company’s platform as identified in an order form during the order duration. The Company’s software products are generally warranted for certain customers to substantially conform to the specifications set forth in the related customer contract and published documentation. In the event there is a failure of such warranties, the Company generally will correct the problem or provide a reasonable workaround or replacement product. The Company has the standard 30-day cure period for failures that amount to a material breach, and no warranted time frame for nonmaterial failures. If the Company cannot correct or provide a workaround or replacement product for material failures within the cure period, then the customer’s remedy is generally limited to termination of the contractual arrangement related to the nonconforming product services with a pro rata refund of the related fees paid. The Company has not incurred significant expense under these service warranties, nor does it expect that any future expense is probable. Accordingly, the Company has determined that potential costs related to warranties are not probable or estimable and, as such, has not recorded a reserve as of December 31, 2022 and 2021.

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

The Company adopted the new standard as of January 1, 2022, and recognized a cumulative-effect adjustment to the opening balance of accumulated deficit as of adoption date. The Company elected the optional transition approach to not apply Topic 842 in the comparative periods presented. The Company elected the relief package of practical expedients to not reassess whether existing contracts contain leases, the lease term and classification for existing leases, and whether existing initial direct costs meet the new definition. The adoption of Topic 842 resulted in the recognition of total right-of-use of $11.6 million and total lease liabilities of $13.2 million as of the date of adoption. Additionally, the Company has derecognized $1.6 million in deferred rent upon adoption of this standard. The adoption of Topic 842 did not have a material impact to the consolidated statements of operations and comprehensive loss or statements of cash flows.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350), which eliminates Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on today’s Step 1). This update is effective for annual and interim impairment tests performed in periods beginning after December 15, 2022. The Company early adopted the standard as of January 1, 2022. The adoption of ASC 350 did not have a material impact to the consolidated financial statements.

On January 1, 2022, the Company adopted ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including accounts receivables. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in more timely recognition of credit losses. The adoption of Topic 326 did not have a material impact to the consolidated financial statements.

(2)
Balance Sheet Components

The following tables show the Company’s financial statement details as of December 31, 2022 and 2021.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,
	2022	2021
Prepaid hosting	$9,759	$9,216
Other prepaid expenses and other assets	10,576	9,900
Total prepaid expense and other current assets	$20,335	$19,116

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2022	2021
Office equipment	$4,062	$3,351
Furniture and fixtures	1,533	319
Leasehold improvements	1,012	521
Software	13	12
Internal-use software	6,825	3,296
Total property and equipment	13,445	7,499
Less accumulated depreciation and amortization	(4,037)	(2,667)
Property and equipment, net	$9,408	$4,832

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2022, 2021, and 2020 was $2.6 million, $1.4 million, and $1.0 million, respectively.

The changes in the carrying value of capitalized internal-use software costs for the periods presented below are as follows (in thousands):

Amount

Balance as of December 31, 2020	$1,121
Capitalization of internal-use software costs	2,072
Amortization of internal-use software costs	(585)
Balance as of December 31, 2021	2,608
Capitalization of internal-use software costs	3,530
Amortization of internal-use software costs	(1,247)
Balance as of December 31, 2022	4,891

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of December 31,
	2022	2021
Accrued commission	$4,494	$4,708
Accrued payroll and employee related taxes	1,580	2,689
Accrued sales tax	338	932
Liability from early exercised stock options	1,382	3,708
2021 Employee Stock Purchase Plan withholding	1,185	981
Operating lease liabilities, current	3,997	—
Other accrued liabilities	5,723	4,918
Total accrued expenses	$18,699	$17,936

(3)
Fair Value Measurements

The following table summarizes, for financial assets measured at fair value, the respective fair value and classification by level of input within the fair value hierarchy (in thousands):

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$168,730	$—	$—	$168,730
Level 2:
Available-for-sale securities
U.S. governmental securities	83,942	—	(754)	83,188
Total	$252,672	$—	$(754)	$251,918

(1)
Included in “Cash and cash equivalents” in the Company's consolidated balance sheet as of December 31, 2022, in addition to cash of $49.8 million.

The Company uses quoted prices in active markets for identical assets to determine the fair value of the Company's Level 1 investments. The fair value of the Company's Level 2 investments is determined using pricing based on quoted market prices or alternative market observable inputs.

The fair value of the Company's available-for-sale securities as of December 31, 2022, by remaining contractual maturities, was as follows (in thousands):

As of December 31, 2022
Due in one year or less	$11,971
Due in greater than one year	71,217
Total	$83,188

The Company periodically evaluates its investments for expected credit losses. The unrealized losses on the available-for-sale securities were primarily due to unfavorable changes in interest rates subsequent to the initial purchase of these securities. None of the Company's available-for-sale securities have been in a continuous unrealized loss position for twelve months or longer as of December 31, 2022. The Company expects to recover the full carrying value of its available-for-sale securities in an unrealized loss position as it does not intend or anticipate a need to sell these securities prior to recovering the associated unrealized losses. The Company also expects any credit losses would be immaterial based on the high-grade credit rating for each of such available-for-sale securities. As a result, the Company does not consider any portion of the unrealized losses as of December 31, 2022 to represent a credit loss. The Company held no marketable securities as of December 31, 2021.

(4)
Acquisitions, Intangible Assets, and Goodwill

Acquisitions

During the year ended December 31, 2021, the Company completed an acquisition of a privately-held company for an aggregate of $9.5 million, consisting of $2.1 million of cash and $7.4 million of equity consideration through the issuance of 0.7 million shares of its common stock. The Company has accounted for this transaction as a business combination. In allocating the aggregate purchase price based on the estimated fair values, the Company recorded $3.8 million of cash, $2.85 million as a developed technology intangible asset, and $0.4 million as a customer related intangible asset, both of which are to be amortized over estimated useful lives of three years. The excess of purchase consideration over the fair value of net assets acquired was recorded as goodwill in the amount of $3.1 million after measurement period and working capital adjustments. As part of the acquisition, the Company also agreed to retention agreements with key employees in which 0.4 million shares of common stock are restricted and vest over a service period of four years. As of December 31, 2022, total unrecognized stock-based compensation expense related to these restricted shares was $2.5 million, which is expected to be recognized over the weighted average remaining vesting period of 2.3 years.

The Company believes the goodwill balances associated with these acquisitions represent the synergies expected from expanded market opportunities when integrating the acquired developed technologies with the Company’s offerings as well as acquiring an assembled workforce. Related goodwill is deductible for income tax purposes.

Aggregate acquisition-related costs associated with these business combinations were not material for all periods presented and were included in general and administrative expenses in the consolidated statements of operations and comprehensive loss. The results of operations of these business combinations have been included in the Company’s consolidated financial statements from the acquisition date. These business combinations did not have a material impact on the Company’s consolidated financial statements. Therefore, historical results of operations prior to the acquisition dates and pro forma results of operations have not been presented.

Intangible Assets Other Than Goodwill

Intangible assets, net consisted of the following (in thousands):

	As of December 31, 2022			As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology	$5,550	$(4,153)	$1,397	$5,550	$(2,303)	$3,247
Customer related	931	(306)	625	400	(93)	307
Intangible assets, net	$6,481	$(4,459)	$2,022	$5,950	$(2,396)	$3,554

Amortization expense of intangible assets was $2.1 million, $1.7 million, and $0.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.

As of December 31, 2022, future amortization expense is expected to be as follows (in thousands):

Amount
2023	$1,414
2024	509
2025	99
2026	—
2027	—
Total	$2,022

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

The Company has reserved shares of its common stock as follows:

	As of December 31, 2022	As of December 31, 2021

2014 Stock Option and Grant Plan and 2021 Incentive Award Plan:
Equity plan stock options outstanding	16,767,752	21,214,155
RSUs outstanding	9,914,125	1,716,614
Shares available for future issuance	16,774,634	19,005,008
2021 Employee Stock Purchase Plan:
Shares available for future issuance	3,411,791	2,663,371
Total reserved shares	46,868,302	44,599,148

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

2021 Incentive Award Plan

In August 2021, the Company's board of directors adopted, and its stockholders approved, the 2021 Plan, which became effective in connection with the Direct Listing. The 2021 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSU awards, performance bonus awards, performance stock units, dividend equivalent awards and other forms of equity compensation (collectively, “equity awards”). As of December 31, 2022, a total of 16,774,634 shares of the Company's Class A common stock have been reserved for issuance under the 2021 Plan in addition to (i) the number of shares represented by awards outstanding under the Company's 2014 Plan (“Prior Plan Awards”) that become available upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class A common stock underlying outstanding stock awards granted under the 2014 Plan, and (ii) an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (A) 5% of the shares of the Company's common stock outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the Company's board of directors; provided, however, that no more than 88,000,000 shares of stock may be issued upon the exercise of incentive stock options.

Stock Option Awards

Stock options granted under the 2021 Plan and 2014 Plan (the “combined stock plans”) generally vest based on continued service over four years. Options issued outside of the combined stock plans were immaterial and therefore not discussed further below.

Option activity under the Company's combined stock plans is set forth below:

			Weighted
		Weighted	average	Aggregate
	Outstanding	average	remaining	intrinsic
	stock	exercise	contractual	value
	options	price	life (years)	(in thousands)
Balances as of December 31, 2021	21,214,155	$4.15	8.12	$1,035,039
Granted	858,630	14.84
Exercised	(2,498,763)	2.77
Cancelled/forfeited	(2,806,270)	8.42
Balances as of December 31, 2022(1)	16,767,752	$4.19	7.19	$132,298
Exercisable as of December 31, 2022(2)	12,822,860	$3.29	6.89	$112,713

(1)
As no forfeitures are estimated due to the Company's adoption of ASU No. 2016-09, all options are vested or expected to vest. As of December 31, 2022, no options were outstanding that were subject to a future performance condition
(2)
Exercisable shares include vested options as well as unvested shares that can be early exercised

During December 2020, the Company granted 1,756,545 stock options to two executives which contain both a service condition and a performance condition. Based on the terms of the options, the vesting commencement date is defined as the date in which a Form S-1 filed with the SEC becomes effective (a “QPO Event”). In conjunction with the Direct Listing, a QPO Event occurred and therefore the options began to vest 1/24th each month subsequent to September 21, 2021. During fiscal 2022, the Company recognized $1.5 million in expense related to these awards using the accelerated attribution method. The unrecognized stock-based compensation expense was $0.3 million and $1.7 million as of December 31, 2022 and 2021, respectively.

The aggregate intrinsic values of options are calculated as the difference between the exercise price of the options and the market price for shares of the Company’s common stock as of each period-end. The total intrinsic value of options exercised for the years ended December 31, 2022, 2021, and 2020 was $23.3 million, $519.1 million, and $15.0 million, respectively.

Stock options granted during the years ended December 31, 2022, 2021, and 2020 had a weighted average grant date fair value of $8.27, $6.02, and $2.27 per share, respectively. With the exception of the performance options detailed above, the fair value is being expensed over the vesting period of the options on a straight-line basis as the services are being provided. The total fair value of shares vested during the years ended December 31, 2022, 2021, and 2020 was $17.6 million, $9.7 million, and $5.1 million, respectively. No tax benefits were realized from options during the periods.

As of December 31, 2022, total unrecognized stock-based compensation expense related to the combined stock plans options was $21.8 million. This unrecognized expense as of December 31, 2022 is expected to be recognized over the weighted average remaining vesting period of 2.45 years. As of December 31, 2022, the Company had 354,500 shares of non-employee stock options outstanding under the combined stock plans.

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

Year Ended December 31, 2022

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

Restricted Stock Units

RSUs granted under the 2021 Plan generally vest based on continued service, typically over a three- to four-year period. RSUs granted pursuant to the 2014 Plan vest according to a service condition as well as a performance condition, through a liquidity event, including (i) a change in control of the Company or (ii) the initial public offering of the Company’s equity securities, following which the securities shall be publicly traded, which includes a direct listing. As a result of the Direct Listing, the performance condition for all RSUs granted pursuant to the 2014 Plan has been met. During the years ended December 31, 2022 and 2021, the Company recorded $46.0 million and $15.4 million in expense related to RSUs, respectively.

No RSUs were granted during year ended December 31, 2020. Additionally, no stock-based compensation expense was recognized during the year ended December 31, 2020 as the Company evaluated the performance condition being met as not probable as of December 31, 2020.

As of December 31, 2022, total unrecognized stock-based compensation expense related to RSUs was $168.4 million. This unrecognized expense as of December 31, 2022 is expected to be recognized over the weighted average remaining vesting period of 2.76 years. As of December 31, 2022, the Company had 231,576 shares of non-employee RSUs outstanding under the combined stock plans.

RSU activity for the year ended December 31, 2022 was as follows:

	Restricted stock units	Weighted-average grant date fair value per share
Balance as of December 31, 2021	1,716,614	$38.40
Granted	10,664,063	17.60
Vested	(1,482,082)	23.71
Cancelled/forfeited	(984,470)	29.15
Balance as of December 31, 2022	9,914,125	$19.14

2021 Employee Stock Purchase Plan

In August 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective in connection with the Direct Listing. The ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. A total of 3,411,791 shares of the Company’s Class A common stock have been reserved for future issuance under the ESPP, in addition to any annual automatic evergreen increases in the number of shares of Class A common stock reserved for future issuance under the ESPP. The ESPP offers employees the option to purchase shares through a series of consecutive 12-month offering periods on each May 15th and November 15th (with two six-month purchase periods during each offering period). The price at which Class A common stock is purchased under the ESPP is equal to the lower of (i) 85% of the closing trading price per share of the Company's Class A common stock on the first trading date of an offering period in which a participant is enrolled or (ii) 85% of the closing trading price per share on the purchase date, which will occur on the last trading day of each purchase period, or such other price designated by the administrator.

The initial offering period under the ESPP was longer than 12 months, commencing on September 28, 2021 and ending on November 14, 2022. The first purchase period commenced on September 28, 2021 and ended on May 14, 2022. The ESPP offers a rollover feature pursuant to which, if the fair market value of a share of Class A common stock on the first purchase date is lower than the fair market value on the first trading day of the offering period, the respective offering period will terminate and each participant will be automatically enrolled in the offering period that commences immediately following the purchase date. In accordance with the rollover feature, immediately following the conclusion of the first and second purchase periods on May 14, 2022 and November 14, 2022, respectively, the corresponding offering period was terminated and participants were automatically enrolled in a new 12-month offering period commencing on May 15, 2022 and November 15, 2022 and ending on May 14, 2023 and November 14, 2023, respectively. The impact of the rollover feature did not result in material incremental compensation cost for the year ended December 31, 2022.

The following assumptions were used to calculate the fair value of shares to be granted under the ESPP during the period utilizing the Black-Scholes option-pricing model:

Year Ended December 31, 2022

Fair value of common stock	$14.77 - $17.04
Expected dividend yield	—
Risk-free interest rate	1.54% - 4.63%
Expected volatility	60%
Expected term (years)	0.50 - 1.0

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

As of December 31, 2022, 350,341 shares have been purchased under the ESPP. During the year ended December 31, 2022, the Company recognized $5.7 million of stock-based compensation expense related to the ESPP. As of December 31, 2022, total unrecognized compensation costs related to the ESPP was $1.9 million, which will be amortized over a weighted average period of 0.87 years.

Stock-based compensation expense, net of actual forfeitures is reflected in the consolidated statement of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2022	2021	2020

Cost of revenue	$6,468	$1,951	$590
Research and development	27,855	13,613	5,582
Sales and marketing	17,143	7,871	6,512
General and administrative	15,757	10,959	3,869
Total stock-based compensation expense	$67,223	$34,394	$16,553

During 2021 and 2020, the Company facilitated secondary transactions with select executives in which common stock was sold above fair value. Therefore, the Company has recorded $1.1 million and $11.1 million as compensation expense included in the above table in the years ended December 31, 2021 and 2020, respectively. No related expense was recorded in the year ended December 31, 2022.

(6)
Employee Benefit Plans

The Company has established a savings and retirement plan for employees that permits participants to make contributions by salary deductions pursuant to Section 401(k) of the Internal Revenue Code. The plan is available to all regular employees on the Company’s U.S. payroll. The Company does not currently match employees’ contributions.

(7)
Income Taxes

Pre-tax book loss has been recorded in the following jurisdictions (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$(97,047)	$(79,354)	$(26,758)
Foreign	4,466	5,400	3,024
Worldwide pre-tax loss	$(92,581)	$(73,954)	$(23,734)

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$—	$—	$—
State	86	26	12
Foreign	619	583	353
Total Current	$705	$609	$365
Deferred:
Federal	$—	$(320)	$—
State	—	(57)	—
Foreign	91	797	468
Total Provision	$796	$1,029	$833

The provision for income taxes differs from the amount computed by applying the federal income tax rate of 21% to pre-tax loss for the years ended December 31, 2022, 2021, and 2020 from operations as a result of the following:

	Year Ended December 31,
	2022	2021	2020
Statutory federal income tax rate	21.00%	21.00%	21.00%
State income taxes, net of federal tax benefits	4.34	3.88	4.12
Permanent differences	(0.29)	(6.74)	(1.14)
Tax credits	6.49	6.12	14.53
Foreign rate differential	0.25	(0.33)	(0.78)
Stock based compensation	(3.36)	88.87	(11.60)
Other	(0.04)	(0.02)	(1.07)
Valuation allowance	(29.25)	(114.17)	(28.57)
Tax provision	(0.86)%	(1.39)%	(3.51)%

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities as of December 31, 2022, 2021, and 2020 related to the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$107,341	$103,028	$23,493
Credit carryforwards	15,876	9,742	5,199
Stock-based compensation	7,124	3,456	1,061
Accruals and reserves	544	533	326
Operating lease liability	2,806	—	—
Fixed assets	—	—	73
Capitalized research and development costs	14,674	—	—
Intangibles	145	—	168
Accumulated other comprehensive loss	190	—	—
Other	167	44	37
Gross tax assets	148,867	116,803	30,357
Valuation allowance	(139,291)	(110,720)	(26,286)
Realizable deferred tax assets	9,576	6,083	4,071
Deferred tax liabilities:
Deferred commission costs	$(8,962)	$(6,881)	$(4,727)
Internal use software	—	(643)	(277)
Operating lease right-of-use assets	(2,428)	—	—
Fixed assets	(22)	(1)	—
Intangibles	—	(303)	(14)
Other	—	—	(1)
Gross deferred liabilities	(11,412)	(7,828)	(5,019)
Net deferred tax assets (liabilities)	$(1,836)	$(1,745)	$(948)

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

At December 31, 2022, the Company had approximately $422.2 million, $288.0 million, and $0.6 million of net operating loss carryforwards available to offset future federal, state, and foreign taxable income, respectively. If realized, none of the net operating loss carryforwards will be recognized as a benefit through additional paid-in capital. If not realized, federal carryforward losses of $25.4 million will expire beginning in 2032 and $396.8 million of carryforward losses will carryforward indefinitely. State carryforwards will expire beginning 2030. The foreign losses can be carried forward indefinitely.

At December 31, 2022, the Company had tax credit carryforwards of $9.1 million and $8.5 million, net of reserves to offset future federal and state tax and $0.1 million of foreign research tax credit carryforwards. The carryforwards will expire in various amounts for federal purposes beginning 2033. The California R&D credits will not expire but the California competes tax credits will expire beginning 2026. The foreign research tax credits are allowed a carryforward of 20 years and are set to expire in 2042.

Utilization of net operating loss carryforwards and credits may be subject to substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in the expiration of the net operating losses before utilization.

As of December 31, 2022, the Company had unrecognized income tax benefits of $3.6 million. The increase in the Company’s unrecognized tax benefit was primarily attributable to current year credit activities. A reconciliation of the beginning and ending amount of unrealized tax benefit (excluding interest and penalties) is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$2,253	$1,226	$766
Increases related to tax positions taken during a prior year	1,372	1,027	460
Decreases related to tax positions taken during a prior year	—	—	—
Increases related to tax positions taken during the current year	—	—	—
Ending balance	$3,625	$2,253	$1,226

The total unrecognized tax benefit, if recognized, would not affect the Company’s effective tax rate as the tax benefit would increase the deferred tax asset, which is currently offset with a full valuation allowance. The Company does not anticipate that the amount of existing unrecognized tax benefit will significantly increase or decrease within the next 12 months. Accrued interest and penalties related to the unrecognized tax benefits are recorded in income tax expense. No interest, penalties, or tax benefits were recognized during the year ended December 31, 2022.

The Company files U.S. federal, Netherlands, United Kingdom, France, Singapore, Japan, Germany, Canada, India, and Australia income tax returns as well as state income tax returns for various state jurisdictions. Due to the Company’s net operating loss carryforwards in the United States, its income tax returns remain subject to federal and state tax authorities for all prior years. There are no tax years under examination by any jurisdiction, except India, at this time. The Company records liabilities related to uncertain tax positions and believes that it has provided adequate reserves for income tax uncertainties in all open tax years.

The Company provides for U.S. federal income taxes on the earnings of foreign subsidiaries unless they are considered permanently reinvested outside of the U.S. As of December 31, 2022, the Company’s management is asserting that it is their intent to indefinitely reinvest unremitted foreign earnings for all its foreign entities.

The Tax Cuts and Jobs Act (“TCJA”) amended Section 174 to require taxpayers to capitalize costs properly identified as research and experimental expenditures and amortize such costs ratably over a period of either five or fifteen years (beginning with the midpoint of the tax year in which the specified expenditures are paid or incurred), depending on whether the costs were associated with domestic or foreign activity, respectively. The TCJA specified that amendments to Section 174 were applicable to research and experimental costs incurred in taxable years beginning after December 31, 2021 and as such, the Company has adopted the amendment. This amendment did not have a material impact to income taxes in the Company's financial statements for the year ended December 31, 2022.

The Creating Helpful Incentives to Produce Semiconductors and Science Act of 2022 (“CHIPS”) and the Inflation Reduction Act (“IRA”) of 2022 were signed into law by President Biden on August 9, 2022 and August 16, 2022, respectively. These laws introduce new options for monetizing certain credits, a corporate alternative minimum tax, and a stock repurchase excise tax. The Company is currently evaluating the impact of CHIPS and IRA, but at present does not expect that the any of the provisions included in these acts would result in a material impact to the Company's deferred tax assets, liabilities, or income taxes payable.
(8)
Operating Leases

The components of lease expense were as follows (in thousands, except years and rate):

Year Ended December 31, 2022
Operating lease cost	$3,731
Short-term lease cost	796
Total lease cost	$4,527

As of December 31, 2022
Weighted average remaining term (years)	2.79
Weighted average discount rate	3.13%

Supplemental cash flow information related to operating leases is as follows (in thousands):

Year Ended December 31,
2022
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,476
Cash paid for operating lease liabilities	$3,616

Future minimum lease payments under non-cancellable operating leases with initial lease terms in excess of one year included in the Company’s lease liabilities as of December 31, 2022 are as follows (in thousands):

Year ending December 31:
2023	$4,062
2024	4,013
2025	3,107
2026 and thereafter	385
Total undiscounted operating lease payments	$11,567
Less: imputed interest	(477)
Total operating lease liabilities	$11,090

For the years ended December 31, 2021 and 2020, rent expense was $3.9 million and $4.2 million, respectively.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2022	2021	2020

Net loss attributable to Class A and Class B common stockholders	$(93,377)	$(74,983)	$(24,567)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	111,437	51,360	25,060
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.84)	$(1.46)	$(0.98)

The following potential common shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	As of December 31,
	2022	2021	2020
Redeemable convertible preferred stock	—	—	61,718
Warrants	—	—	7
Non-plan stock options	—	—	36
Equity plan stock options outstanding	16,768	21,214	28,445
Equity plan stock options early exercised	235	799	276
RSUs outstanding	9,914	1,717	2,571
Restricted shares	241	362	—
Shares issuable pursuant to the ESPP	558	198	—
Total	27,716	24,290	93,053

(11)
Subsequent Events

In January and February 2023, the Company issued 1.0 million RSUs to its employees with service-based vesting conditions. The service-based vesting condition for the majority of these awards is satisfied over three years. The grant date fair value of the RSUs issued in January and February 2023 was approximately $14.4 million.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an audit report on our internal control over financial reporting. That Report of Independent Registered Public Accounting Firm is included in Item 8 of this Annual Report on Form 10-K.

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

The remaining information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

1.
Financial Statements

The following financial statement are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

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

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant.	8-K	001-40817	3.1	9/21/2021
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-40817	3.2	9/21/2021
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-40817	4.1	2/16/2022
4.2	Specimen Stock Certificate evidencing the shares of Class A Common Stock.	S-1	333-259168	4.2	8/30/2021
4.3	Specimen Stock Certificate evidencing the shares of Class B Common Stock.	S-8	333-259698	4.4	9/21/2021
4.4	Amended and Restated Investors’ Rights Agreement, dated as of May 28, 2021, as amended, by and among the Registrant and certain of its stockholders.	S-1	333-259168	4.3	8/30/2021
4.5	Warrant to Purchase Common Stock, dated November 22, 2017, issued to Pacific Western Bank.	S-1	333-259168	4.4	8/30/2021
10.1	Sublease, dated May 13, 2021, by and between the Registrant and Postmates, LLC.	S-1	333-259168	10.1	8/30/2021
10.2(a)#	Amended and Restated 2014 Stock Option and Grant Plan, as amended.	S-1	333-259168	10.2(a)	8/30/2021
10.2(b)#	Form Agreements under Amended and Restated 2014 Stock Option and Grant Plan, as amended.	S-1	333-259168	10.2(b)	8/30/2021
10.3(a)#	2021 Incentive Award Plan.	S-1	333-259168	10.3(a)	8/30/2021
10.3(b)#	Form Agreements under 2021 Incentive Award Plan.	S-1	333-259168	10.3(b)	8/30/2021
10.4#	2021 Employee Stock Purchase Plan.	S-1	333-259168	10.4	8/30/2021

10.5#	Form of Indemnification Agreement between the Registrant and each of its Directors and Executive Officers.	S-1	333-259168	10.5	8/30/2021
10.6#	Non-Employee Director Compensation Program.	S-1	333-259168	10.6	8/30/2021
10.7#	Form of Executive Employment Agreement between the Registrant and each of its Executive Officers.					X
21.1	Subsidiaries of Registrant					X
23.1	Consent of KPMG LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included in signature page hereto)					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

Date: February 16, 2023

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

Signature	Title	Date

/s/ Spenser Skates	Chief Executive Officer and Chairperson	February 16, 2023
Spenser Skates	(Principal Executive Officer)

/s/ Hoang Vuong	Chief Financial Officer	February 16, 2023
Hoang Vuong	(Principal Financial Officer)

/s/ Ninos Sarkis	Chief Accounting Officer	February 16, 2023
Ninos Sarkis	(Principal Accounting Officer)

/s/ Ron Gill	Director	February 16, 2023
Ron Gill

/s/ Pat Grady	Director	February 16, 2023
Pat Grady

/s/ Curtis Liu	Director	February 16, 2023
Curtis Liu

/s/ Erica Schultz	Director	February 16, 2023
Erica Schultz

/s/ Elisa Steele	Director	February 16, 2023
Elisa Steele

/s/ Eric Vishria	Director	February 16, 2023
Eric Vishria

/s/ James Whitehurst	Director	February 16, 2023
James Whitehurst

/s/ Catherine Wong	Director	February 16, 2023
Catherine Wong