Form 10-Q
period 2023-03-31
Amplitude, Inc.
filed 2023-05-10
CIK 1866692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

As of May 5, 2023, there were 79,859,254 shares of the registrant's Class A common stock and 36,186,078 shares of the registrant's Class B common stock, each with a $0.00001 par value per share, outstanding.

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
•
our ability to acquire new customers;
•
our ability to increase usage of our Digital Analytics Platform and upsell and cross-sell additional products;
•
our ability to achieve or sustain profitability;
•
future investments in our business, our anticipated capital expenditures, and our estimates regarding our capital requirements;
•
the costs and success of our sales and marketing efforts, including our ability to grow and maintain our channel partners, and our ability to promote our brand;
•
the effects of the coronavirus (“COVID-19”) pandemic, including as a result of any new strains or variants of the virus, and other global events, such as the ongoing war in Ukraine, on our business and the global economy generally;
•
our reliance on key personnel and our ability to identify, recruit, and retain skilled personnel;
•
anticipated savings or operational efficiencies and charges in connection with our recently announced restructuring plan;
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
•
Our recent restructuring plan may not result in anticipated savings or operational efficiencies and could result in total costs and expenses that are greater than expected, which could materially adversely affect our business, financial condition and results of operations.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AMPLITUDE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(unaudited)

	As of March 31, 2023	As of December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$214,062	$218,494
Marketable securities, current	53,232	11,971
Accounts receivable, net of allowance for doubtful accounts of $798 and $690 as of March 31, 2023 and December 31, 2022, respectively	30,581	22,716
Prepaid expenses and other current assets	17,476	20,335
Deferred commissions, current	11,275	10,918
Total current assets	326,626	284,434
Marketable securities, noncurrent	30,878	71,217
Property and equipment, net	9,838	9,408
Intangible assets, net	1,557	2,022
Goodwill	4,073	4,073
Restricted cash, noncurrent	858	855
Deferred commissions, noncurrent	25,129	25,799
Operating lease right-of-use assets	8,690	9,593
Other noncurrent assets	4,882	6,354
Total assets	$412,531	$413,755
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,699	$490
Accrued expenses	19,634	18,699
Deferred revenue	89,348	89,993
Total current liabilities	112,681	109,182
Operating lease liabilities, noncurrent	6,109	7,093
Noncurrent liabilities	2,521	2,511
Total liabilities	121,311	118,786
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value per share; 20,000 shares authorized as of March 31, 2023 and December 31, 2022; zero shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Class A common stock, $0.00001 par value per share; 600,000 shares authorized as of March 31, 2023 and December 31, 2022, 79,260 and 76,351 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1	1
Class B common stock, $0.00001 par value per share; 600,000 shares authorized as of March 31, 2023 and December 31, 2022; 36,322 and 37,848 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	591,183	568,889
Accumulated other comprehensive loss	(482)	(754)
Accumulated deficit	(299,482)	(273,167)
Total stockholders’ equity	291,220	294,969
Total liabilities and stockholders’ equity	$412,531	$413,755

See accompanying notes to condensed consolidated financial statements.

AMPLITUDE, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2023	2022

Revenue	$66,477	$53,065
Cost of revenue	19,187	16,063
Gross profit	47,290	37,002
Operating expenses:
Research and development	23,708	16,501
Sales and marketing	39,133	28,130
General and administrative	13,622	14,362
Total operating expenses	76,463	58,993
Other income (expense), net	3,138	86
Loss before provision for (benefit from) income taxes	(26,035)	(21,905)
Provision for (benefit from) income taxes	280	315
Net loss	$(26,315)	$(22,220)
Net loss per share attributable to Class A and Class B common stockholders:
Basic and diluted	$(0.23)	$(0.20)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders:
Basic and diluted	114,369	109,553

Other comprehensive loss
Net unrealized gains (losses) on marketable securities	$272	$—
Comprehensive loss	$(26,043)	$(22,220)

See accompanying notes to condensed consolidated financial statements.

AMPLITUDE, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(unaudited)

	Class A and Class B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2022	114,199	$1	$568,889	$(754)	$(273,167)	$294,969
Stock-based compensation expense	—	—	20,409	—	—	20,409
Exercise of stock options	554	—	1,687	—	—	1,687
Vesting of early exercised stock options	—	—	198	—	—	198
Vesting of restricted stock units	875	—		—	—	—
Repurchase of unvested stock options	(46)	—		—	—	—
Net loss	—	—		—	(26,315)	(26,315)
Other comprehensive income (loss), net	—	—	—	272	—	272
Balance at March 31, 2023	115,582	$1	$591,183	$(482)	$(299,482)	$291,220

AMPLITUDE, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(unaudited)

	Class A and Class B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2021	109,876	$1	$486,354	$—	$(179,807)	$306,548
Stock-based compensation expense	—	—	13,785	—	—	13,785
Exercise of stock options	1,603	—	3,977	—	—	3,977
Vesting of early exercised stock options	—	—	743	—	—	743
Vesting of restricted stock units	31	—	—	—	—	—
Repurchase of unvested stock options	(3)	—	—	—	—	—
Cumulative impact of Topic 842 adoption	—	—	—	—	17	17
Net loss	—	—	—	—	(22,220)	(22,220)
Balance at March 31, 2022	111,507	$1	$504,859	$—	$(202,011)	$302,849

See accompanying notes to condensed consolidated financial statements.

AMPLITUDE, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(26,315)	$(22,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,349	901
Stock-based compensation expense	19,957	13,503
Other	(245)	118
Non-cash operating lease costs	985	809
Changes in operating assets and liabilities:
Accounts receivable	(8,145)	(2,905)
Prepaid expenses and other current assets	2,753	(2,460)
Deferred commissions	312	(2,391)
Other noncurrent assets	1,472	(836)
Accounts payable	3,122	(1,328)
Accrued expenses	1,043	2,946
Deferred revenue	(645)	5,843
Operating lease liabilities	(704)	(269)
Net cash used in operating activities	(5,061)	(8,289)
Cash flows from investing activities:
Purchase of property and equipment	(329)	(713)
Capitalization of internal-use software costs	(448)	(594)
Net cash used in investing activities	(777)	(1,307)
Cash flows from financing activities:
Proceeds from the exercise of stock options	1,687	3,989
Cash received for tax withholding obligations on equity award settlements	6,325	7,342
Cash paid for tax withholding obligations on equity award settlements	(5,955)	(8,758)
Repurchase of unvested stock options	(648)	—
Net cash provided by financing activities	1,409	2,573
Net increase (decrease) in cash, cash equivalents, and restricted cash	(4,429)	(7,023)
Cash, cash equivalents, and restricted cash at beginning of period	219,349	308,295
Cash, cash equivalents, and restricted cash at end of period	$214,920	$301,272
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$172	$112
Non-cash investing and financing activities:
Vesting of early exercised options	$198	$743
Purchases of property and equipment included in liabilities	$96	$225
Stock-based compensation capitalized as internal-use software costs	$452	$282

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

The unaudited condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including certain notes required by U.S. GAAP on an annual reporting basis. In management's opinion, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to state fairly the balance sheet, statements of operations and comprehensive loss, statements of stockholders' equity, and statements of cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).

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
•
recognition, measurement, and valuation of deferred tax assets and income tax uncertainties; and
•
incremental borrowing rates used for operating leases.

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

No customer accounted for 10% or more of total revenue for the three months ended March 31, 2023 and 2022. As of the quarter ended March 31, 2023 and the year ended December 31, 2022, no customer represented 10% or more of accounts receivable.

Significant Accounting Policies

The Company's significant accounting policies are described in the 2022 Form 10-K. There have been no significant changes to these policies that have had a material impact on the Company's condensed consolidated financial statements and related notes for the three months ended March 31, 2023.

(2)
Revenue from Contracts with Customers

Deferred Revenue and Remaining Performance Obligations

The amount of revenue recognized in the three months ended March 31, 2023 that was included in deferred revenue as of December 31, 2022 was $49.1 million.

As of March 31, 2023 and December 31, 2022, unrecognized transaction price related to remaining performance obligations was $240.4 million and $248.2 million, respectively. The Company’s remaining performance obligations as of March 31, 2023 and December 31, 2022 are expected to be recognized as follows (in thousands):

	As of March 31, 2023	As of December 31, 2022
Less than or equal to 12 months	$191,548	$190,595
Greater than 12 months	48,810	57,581
Total remaining performance obligations	$240,358	$248,176

Disaggregation of Revenue

The following table shows the Company’s disaggregation of revenue by geographic areas, as determined based on the billing address of its customers (in thousands):

	Three Months Ended March 31,
	2023	2022
United States	$40,435	$33,521
International	26,042	19,544
Total revenue	$66,477	$53,065

Deferred Commissions

Commissions paid upon the initial acquisition of a contract are deferred and then amortized on a straight-line basis over a period of benefit, determined to be five years. The following table represents a roll forward of the Company’s deferred commissions for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Beginning balance	$36,717	$28,685
Additions to deferred commissions	2,466	4,421
Amortization of deferred commissions	(2,779)	(2,031)
Ending balance	36,404	31,075
Deferred commissions, current portion	11,275	8,876
Deferred commissions, net of current portion	25,129	22,199
Total deferred commissions	$36,404	$31,075

(3)
Balance Sheet Components

The following tables show the Company’s financial statement details as of March 31, 2023 and 2022 and December 31, 2022 and 2021.

Cash, Cash Equivalents and Restricted Cash

The following table represents the Company's cash, cash equivalents, and restricted cash at each period end (in thousands):

	As of March 31,		As of December 31,
	2023	2022	2022	2021
Cash and cash equivalents	$214,062	$300,422	$218,494	$307,445
Restricted cash, noncurrent	858	850	855	850
Total cash, cash equivalents, and restricted cash	$214,920	$301,272	$219,349	$308,295

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2023	2022
Prepaid hosting	$8,557	$9,759
Other prepaid expenses and other assets	8,919	10,576
Total prepaid expense and other current assets	$17,476	$20,335

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2023	2022
Accrued commission	$3,528	$4,494
Accrued payroll and employee related taxes	1,792	1,580
Accrued sales tax	293	338
Liability from early exercised stock options	536	1,382
2021 Employee Stock Purchase Plan withholding	2,602	1,185
Operating lease liabilities, current	4,365	3,997
Other accrued liabilities	6,518	5,723
Total accrued expenses	$19,634	$18,699

(4)
Fair Value Measurements

The following table summarizes, for financial assets measured at fair value, the respective fair value and classification by level of input within the fair value hierarchy (in thousands):

	As of March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$190,696	$—	$—	$190,696
Level 2:
Available-for-sale securities
U.S. governmental securities	84,592	—	(482)	84,110
Total	$275,288	$—	$(482)	$274,806

(1)
Included in “Cash and cash equivalents” in the Company's consolidated balance sheet as of March 31, 2023, in addition to cash of $23.4 million.

The Company uses quoted prices in active markets for identical assets to determine the fair value of the Company's Level 1 investments. The fair value of the Company's Level 2 investments is determined using pricing based on quoted market prices or alternative market observable inputs.

The fair value of the Company's available-for-sale securities as of March 31, 2023, by remaining contractual maturities, was as follows (in thousands):

As of March 31, 2023
Due in one year or less	$53,232
Due in greater than one year	30,878
Total	$84,110

The Company held no marketable securities as of March 31, 2022.

(5)
Intangible Assets

Intangible Assets Other Than Goodwill

Intangible assets, net consisted of the following (in thousands):

	As of March 31, 2023			As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology	$5,550	$(4,543)	$1,007	$5,550	$(4,153)	$1,397
Customer related	931	(381)	550	931	(306)	625
Intangible assets, net	$6,481	$(4,924)	$1,557	$6,481	$(4,459)	$2,022

Amortization expense of intangible assets was $0.5 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, future amortization expense is expected to be as follows (in thousands):

Amount
Remainder of 2023	$949
2024	509
2025	99
2026	—
2027	—
Total	$1,557

(6)
Stockholders’ Equity and Equity Incentive Plans

Preferred stock

In connection with the direct listing of the Company's Class A common stock on the Nasdaq Capital Market (the “Direct Listing”), on September 21, 2021, an amended and restated certificate of incorporation of the Company was filed with the Secretary of State of the State of Delaware, which authorized the issuance of 20 million shares of undesignated preferred stock with a par value of $0.00001 per share and rights and preferences, including voting rights, designated from time to time by the Company's board of directors.

Common Stock

The Company has two classes of common stock: Class A common stock and Class B common stock. The Company's amended and restated certificate of incorporation authorizes the issuance of 600 million shares of Class A common stock and 600 million shares of Class B common stock. The shares of Class A common stock and Class B common stock are identical, except with respect to voting, conversion, and transfer rights. Each share of Class A common stock is entitled to one vote. Each share of Class B common stock is entitled to five votes. Class A and Class B common stock each have a par value of $0.00001 per share, and are referred to as common stock throughout the notes to the condensed consolidated financial statements, unless otherwise noted. Holders of common stock are entitled to receive any dividends whenever funds are legally available and if declared by the Company's board of directors.

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

The Company has reserved shares of its common stock as follows:

	As of March 31, 2023	As of December 31, 2022

2014 Stock Option and Grant Plan and 2021 Incentive Award Plan:
Equity plan stock options outstanding	16,169,545	16,767,752
RSUs outstanding	10,635,635	9,914,125
Shares available for future issuance	20,977,550	16,774,634
2021 Employee Stock Purchase Plan:
Shares available for future issuance	4,553,786	3,411,791
Total reserved shares	52,336,516	46,868,302

Equity Incentive Plans

2014 Stock Option and Grant Plan

In December 2014, the Company adopted its 2014 Stock Option and Grant Plan (as amended, the “2014 Plan”), pursuant to which shares of the Company’s common stock were reserved for the issuance of stock options (incentive and non-statutory), restricted stock units (“RSUs”), and restricted stock to employees, directors, and consultants under terms and provisions established by the Company's board of directors and approved by the Company’s stockholders. The 2014 Plan was terminated in September 2021 in connection with the Direct Listing but continues to govern the terms of outstanding awards that were granted prior to the termination of the 2014 Plan. No further equity awards will be granted under the 2014 Plan. With the establishment of the 2021 Incentive Award Plan (the “2021 Plan”) as further discussed below, upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class A common stock underlying outstanding stock-based awards granted under the 2014 Plan, an equal number of shares of Class A common stock will become available for grant under the 2021 Plan.

2021 Incentive Award Plan

In August 2021, the Company's board of directors adopted, and its stockholders approved, the 2021 Plan, which became effective in connection with the Direct Listing. The 2021 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSU awards, performance bonus awards, performance stock units, dividend equivalent awards and other forms of equity compensation (collectively, “equity awards”). As of March 31, 2023, a total of 20,977,550 shares of the Company's Class A common stock have been reserved for issuance under the 2021 Plan in addition to (i) any shares available for issuance under the 2014 Plan as of the effective date of the 2021 Plan, (ii) the number of shares represented by awards outstanding under the Company's 2014 Plan (“Prior Plan Awards”) that become available upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class A common stock underlying outstanding stock awards granted under the 2014 Plan, and (iii) an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (A) 5% of the shares of the Company's common stock outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the Company's board of directors; provided, however, that no more than 88,000,000 shares of stock may be issued upon the exercise of incentive stock options.

Stock Option Awards

Stock options granted under the 2014 Plan and the 2021 Plan (collectively, the “combined stock plans”) generally vest based on continued service over four years. Options issued outside of the combined stock plans were immaterial and therefore not discussed further below.

Option activity under the Company's combined stock plans for the three months ended March 31, 2023 is set forth below:

			Weighted
		Weighted	average	Aggregate
	Outstanding	average	remaining	intrinsic
	stock	exercise	contractual	value
	options	price	life (years)	(in thousands)
Balances as of December 31, 2022	16,767,752	$4.19	7.19	$132,298
Granted	241,819	12.37
Exercised	(554,344)	3.04
Cancelled/forfeited	(285,682)	5.20
Balances as of March 31, 2023(1)	16,169,545	$4.34	6.99	$130,973
Exercisable as of March 31, 2023(2)	12,764,513	$3.39	6.68	$115,519

(1)
As no forfeitures are estimated due to the Company's adoption of ASU No. 2016-09, all options are vested or expected to vest. As of March 31, 2023, no options were outstanding that were subject to a future performance condition
(2)
Exercisable shares include vested options as well as unvested shares that can be early exercised

During December 2020, the Company granted 1,756,545 stock options to two executives which contain both a service condition and a performance condition (collectively, the “Performance Options”). Based on the terms of the Performance Options, the vesting commencement date is defined as the date on which a registration statement on Form S-1 filed with the SEC becomes effective (a “QPO Event”). In conjunction with the Direct Listing, a QPO Event occurred and therefore the options began to vest 1/24th each month subsequent to September 21, 2021. During the three months ended March 31, 2023 and 2022, the Company recognized $0.2 million and $0.5 million, respectively, in stock-based compensation expense related to these Performance Options using the accelerated attribution method. The unrecognized stock-based compensation expense for the Performance Options was $0.1 million and $0.3 million as of March 31, 2023 and December 31, 2022, respectively.

The aggregate intrinsic values of options are calculated as the difference between the exercise price of the options and the market price for shares of the Company’s common stock as of each period-end. The total intrinsic value of options exercised for the three months ended March 31, 2023 and 2022 was $5.2 million and $25.6 million, respectively.

Stock options granted during the three months ended March 31, 2023 had a weighted average grant date fair value of $6.84 per share. No stock options were granted in three months ended March 31, 2022. With the exception of the Performance Options detailed above, the fair value is being expensed over the vesting period of the options on a straight-line basis as the services are being provided. No tax benefits were realized from options during the periods.

As of March 31, 2023, total unrecognized stock-based compensation expense related to options outstanding under the combined stock plans was $19.3 million. This unrecognized expense as of March 31, 2023 is expected to be recognized over the weighted average remaining vesting period of 2.38 years. As of March 31, 2023, the Company had 354,500 shares of non-employee stock options outstanding under the combined stock plans.

The fair value of each option granted to employees under the 2021 Plan is estimated on the grant date using the Black-Scholes pricing model.

Restricted Stock Units

RSUs granted under the 2021 Plan generally vest based on continued service. RSUs granted pursuant to the 2014 Plan vest according to a service condition as well as a performance condition, through a liquidity event, including (i) a change in control of the Company or (ii) the initial public offering of the Company’s equity securities, following which the securities shall be publicly traded, which includes a direct listing. As a result of the Direct Listing, the performance condition for all RSUs granted pursuant to the 2014 Plan has been met. During the three months ended March 31, 2023 and 2022, the Company recorded $16.6 million and $6.1 million in stock-based compensation expense related to RSUs, respectively.

As of March 31, 2023, total unrecognized stock-based compensation expense related to RSUs was $170.6 million. This unrecognized expense as of March 31, 2023 is expected to be recognized over the weighted average remaining vesting period of 2.60 years. As of March 31, 2023, the Company had 192,019 shares of non-employee RSUs outstanding under the combined stock plans.

RSU activity during the three months ended March 31, 2023 was as follows:

	Restricted stock units	Weighted-average grant date fair value per share
Balance as of December 31, 2022	9,914,125	$19.14
Granted	1,983,923	13.49
Vested	(875,055)	20.28
Cancelled/forfeited	(387,358)	20.35
Balance as of March 31, 2023	10,635,635	$17.94

2021 Employee Stock Purchase Plan

In August 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective in connection with the Direct Listing. The ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. As of March 31, 2023, a total of 4,553,786 shares of the Company’s Class A common stock have been reserved for future issuance under the ESPP, in addition to any annual automatic evergreen increases in the number of shares of Class A common stock reserved for future issuance under the ESPP. The ESPP offers employees the option to purchase shares through a series of consecutive 12-month offering periods on each May 15th and November 15th (with two six-month purchase periods during each offering period). The price at which Class A common stock is purchased under the ESPP is equal to the lower of (i) 85% of the closing trading price per share of the Company's Class A common stock on the first trading date of an offering period in which a participant is enrolled or (ii) 85% of the closing trading price per share on the purchase date, which will occur on the last trading day of each purchase period, or such other price designated by the administrator.

The initial offering period under the ESPP was longer than 12 months, commencing on September 28, 2021 and ending on November 14, 2022. The first purchase period commenced on September 28, 2021 and ended on May 14, 2022. The ESPP offers a rollover feature pursuant to which, if the fair market value of a share of Class A common stock on the first purchase date is lower than the fair market value on the first trading day of the offering period, the respective offering period will terminate and each participant will be automatically enrolled in the offering period that commences immediately following the purchase date. In accordance with the rollover feature, immediately following the conclusion of the first and second purchase periods on May 14, 2022 and November 14, 2022, respectively, the corresponding offering period was terminated and participants were automatically enrolled in a new 12-month offering period commencing on May 15, 2022 and November 15, 2022 and ending on May 14, 2023 and November 14, 2023, respectively. The impact of the rollover feature did not result in material incremental compensation cost for the three months ended March 31, 2023.

As of March 31, 2023, 0.4 million shares have been purchased under the ESPP. During the three months ended March 31, 2023 and 2022, the Company recognized $0.6 million and $1.4 million of stock-based compensation expense related to the ESPP, respectively. As of March 31, 2023, total unrecognized compensation cost related to the ESPP was $1.2 million, which will be amortized over a weighted average period of 0.62 years.

Stock-based compensation expense, net of actual forfeitures is reflected in the condensed consolidated statement of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2023	2022

Cost of revenue	$1,792	$922
Research and development	8,579	4,284
Sales and marketing	6,368	3,240
General and administrative	3,218	5,057
Total stock-based compensation expense	$19,957	$13,503

(7)
Income Taxes

The Company had an effective tax rate of (1.1)% and (1.4)% for the three months ended March 31, 2023 and 2022, respectively. The Company continues to incur U.S. operating losses and has minimal profits in its foreign jurisdictions.

During the three months ended March 31, 2023 and 2022, the Company evaluated all available evidence, both positive and negative, including historical levels of income, and expectations and risks associated with estimates of future taxable income, and determined that it is more likely than not that its net deferred tax assets will not be realized in the United States. Due to uncertainties surrounding the realization of the deferred tax assets, the Company continues to maintain a full valuation allowance against its net deferred tax assets within the United States.

(8)
Operating Leases

The components of lease expense were as follows (in thousands, except years and rate):

Three Months Ended March 31,
2023
Operating lease cost	$985
Short-term lease cost	213
Total lease cost	$1,198

As of March 31,
2023
Weighted average remaining term (years)	2.58
Weighted average discount rate	3.10%

Supplemental cash flow information related to operating leases was as follows (in thousands):

Three Months Ended March 31,
2023
Right-of-use assets obtained in exchange for new operating lease liabilities	$—
Cash paid for operating lease liabilities	$704

Future minimum lease payments under non-cancellable operating leases with initial lease terms in excess of one year included in the Company’s lease liabilities as of March 31, 2023 were as follows (in thousands):

Year ending December 31:
Remainder of 2023	$3,343
2024	4,021
2025	3,115
2026	390
2027 and thereafter	—
Total undiscounted operating lease payments	$10,869
Less: imputed interest	(395)
Total operating lease liabilities	$10,474

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022

Net loss attributable to Class A and Class B common stockholders	$(26,315)	$(22,220)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	114,369	109,553
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.23)	$(0.20)

The following potential shares of common stock were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	As of March 31,
	2023	2022
Equity plan stock options outstanding	16,170	18,076
Equity plan stock options early exercised	138	607
RSUs outstanding	10,636	4,091
Restricted shares	210	332
Shares issuable pursuant to the ESPP	551	328
Total	27,705	23,434

(11) Subsequent Events

In April 2023, the Company issued 2.0 million RSUs to its employees with service-based vesting conditions. The service-based vesting condition for the majority of these awards are satisfied over two or three years. The grant date fair value of the RSUs issued in April 2023 was approximately $25.4 million.

On April 3, 2023, the Company authorized a restructuring plan to reduce its global workforce by approximately 13%. The restructuring plan is intended to improve operational efficiencies and reduce operating costs, which the Company believes will allow it to scale for the future, continue its path to profitability, and deliver on its long-term vision. In connection with this reduction in workforce, the Company expects to incur non-recurring charges of approximately $7 million to $9 million, with the majority of such charges being incurred in the quarter ending June 30, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes appearing in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Unless the context otherwise requires, all references in this report to “Amplitude,” the “Company,” “we,” “our,” “us,” or similar terms refer to Amplitude, Inc. and its subsidiaries.

Overview

Amplitude is a leading Digital Analytics Platform that provides self-service visibility into the entire customer journey. With Amplitude, organizations can build amazing product experiences, drive revenue growth, and win their categories. We work with almost 2,200 paying customers of various sizes and stages of digital maturity, across many industries, including the teams behind some of the most-beloved digital products in the world. We have experienced significant growth in recent years, with more than 700 employees in seven global offices.

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

As of March 31, 2023 and 2022, we had 2,175 and 1,701 paying customers, respectively, representing an increase of 28% year-over-year. Our relationship with some of the world’s most beloved product-led companies has resulted in increased brand credibility and access to many attractive growth opportunities.

We have been successful at efficiently growing our customer spend over time as evidenced by our dollar-based net retention rates. As of March 31, 2023 and 2022, our dollar-based net retention rate for the trailing twelve months was 114% and 126%, respectively, for paying customers. Additionally, our ending dollar-based net retention rate for paying customers as of March 31, 2023 and 2022, was 106% and 127%, respectively. We continue to increase the number of customers who have entered and grown into larger subscriptions with us.

Investments in Platform

We believe that our customers will demand additional features and capabilities beyond our current platform offerings to assist them in optimizing their digital products. We have a history of, and will continue to invest significantly in, developing and delivering innovative products, features, and functionality targeted at our core customer base. In addition, we may choose to add new products and offerings or enhance our platform capabilities through acquisitions. In recent years, we have acquired companies to bolster our predictive analytics and data instrumentation capabilities. Going forward, we may pursue both strategic partnerships and acquisitions that we believe will be complementary to our business, accelerate customer acquisition, increase usage of our platform, and/or expand our product offerings in our core markets.

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

Finally, we see opportunities to expand offices and headcount internationally to better service targeted international markets where we believe we have significant opportunity to accelerate existing traction and success. For the three months ended March 31, 2023, 39% of our revenue was generated outside the United States, respectively. As we seek to expand our business globally, we may be adversely affected by global economic and political instability. For example, as a result of the Russia-Ukraine war, we terminated certain relationships with customers in Russia and some of the businesses of our customers in the impacted regions have experienced disruptions that have affected their ability to pay for our services. See “Risk Factors–Risks Related to Our Business and Industry–Our operations are international in scope, and we plan further geographical expansion, creating a variety of operational challenges.”

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

	As of March 31,
	2023	2022	YoY Growth
	(dollar values in millions)
Paying Customers	2,175	1,701	28%
Annual Recurring Revenue	$262	$209	25%
Dollar-Based Net Retention Rate (TTM)	114%	126%

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

Annual Recurring Revenue

We define annual recurring revenue (“ARR”) as the annual recurring revenue of subscription agreements, including certain premium professional services that are subject to contractual subscription terms, at a point in time based on the terms of customers’ contracts. ARR should be viewed independently of revenue, and does not represent our U.S. GAAP revenue on an annualized basis, as it is an operating metric that can be impacted by contract start and end dates and renewal rates. ARR is also not intended to be a forecast of revenue.

Dollar-Based Net Retention Rate

We calculate our dollar-based net retention rate to measure our ability to retain and expand ARR from our customers and believe it is an indicator of the value our platform delivers to customers and our future business opportunities. Our net retention rate compares our ARR from the same set of customers across comparable periods and reflects customer renewals, expansion, contraction, and attrition.

We calculate dollar-based net retention rate as of a period-end by starting with the ARR from the cohort of all customers as of 12 months prior to such period-end (the “Prior Period ARR”). We then calculate the ARR from these same customers as of the current period-end (the “Current Period ARR”). Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months, but excludes ARR from new customers as well as any overage charges in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the dollar-based net retention rate (“NRR”). We then calculate the weighted average of the trailing 12-month dollar-based net retention rates, to arrive at the dollar-based net retention rate (“NRR (TTM)”).

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

	Three Months Ended March 31,
	2023	2022
	(in thousands, except percentages)
Gross Profit	$47,290	$37,002
Non-GAAP Gross Profit	$49,504	$38,413

Gross Margin	71%	70%
Non-GAAP Gross Margin	74%	72%

Loss from Operations	$(29,173)	$(21,991)
Non-GAAP Loss from Operations	$(7,897)	$(7,726)

Loss from Operations Margin	(44)%	(41)%
Non-GAAP Loss from Operations Margin	(12)%	(15)%

Net Cash Used in Operating Activities	$(5,061)	$(8,289)
Free Cash Flow	$(5,838)	$(9,596)

Net Cash Used in Operating Activities Margin	(8)%	(16)%
Free Cash Flow Margin	(9)%	(18)%

Non-GAAP Gross Profit, Non-GAAP Gross Margin, Non-GAAP Loss from Operations, and Non-GAAP Loss from Operations Margin

We define non-GAAP gross profit and non-GAAP gross margin as U.S. GAAP gross profit and U.S. GAAP gross margin, respectively, excluding stock-based compensation expense and related employer payroll taxes, amortization of acquired intangible assets, and non-recurring costs. Non-GAAP gross margin is calculated as non-GAAP gross profit divided by total revenue.

We define non-GAAP loss from operations and non-GAAP loss from operations margin as U.S. GAAP loss from operations and U.S. GAAP loss from operations margin, respectively, excluding stock-based compensation expense and related employer payroll taxes, amortization of acquired intangible assets, and non-recurring costs. Non-GAAP loss from operations margin is calculated as non-GAAP loss from operations divided by total revenue.

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

The following tables reconcile the most directly comparable U.S. GAAP financial measure to each of these non-GAAP financial measures.

Non-GAAP Gross Profit and Gross Margin

	Three Months Ended March 31,
	2023	2022
	(in thousands, except percentages)
Gross profit	$47,290	$37,002
Add:
Stock-based compensation expense(1)	$1,792	$922
Acquired intangible assets amortization	$422	$489
Non-GAAP Gross Profit	$49,504	$38,413
Non-GAAP Gross Margin	74%	72%
(1)
Stock-based compensation expense-related charges include employer payroll tax-related expenses on employee stock transactions.

Non-GAAP Loss From Operations and Loss From Operations Margin

	Three Months Ended March 31,
	2023	2022
	(in thousands, except percentages)
Loss from operations	$(29,173)	$(21,991)
Add:
Stock-based compensation expense(1)	$20,854	$13,776
Acquired intangible assets amortization	$422	$489
Non-GAAP Loss from Operations	$(7,897)	$(7,726)
Non-GAAP Loss from Operations Margin	(12)%	(15)%

(1)
Stock-based compensation expense-related charges include employer payroll tax-related expenses on employee stock transactions.

Free Cash Flow and Free Cash Flow Margin

	Three Months Ended March 31,
	2023	2022
	(in thousands, except percentages)
Net cash used in investing activities	$(777)	$(1,307)
Net cash provided by financing activities	1,409	2,573
Net cash used in operating activities	(5,061)	(8,289)
Less:
Purchase of property and equipment	$(329)	$(713)
Capitalization of internal-use software costs	$(448)	$(594)
Free Cash Flow	$(5,838)	$(9,596)
Free Cash Flow Margin	(9)%	(18)%

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

Cost of Revenue

Cost of revenue consists primarily of the cost of providing our platform to our customers and consists of third-party hosting fees, personnel and related expenses for our operations and support personnel, and amortization of our capitalized internal-use software and acquired developed software. As we acquire new customers and existing customers increase their use of our platform, we expect that our cost of revenue will continue to increase in dollar amount.

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

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel and related expenses are the most significant component of operating expenses and consist of salaries, benefits, stock-based compensation expense, and, in the case of sales and marketing expenses, sales commissions. Operating expenses also include an allocation of overhead costs for facilities and shared IT-related expenses. As we continue to invest in our business, we expect our operating expenses to continue to increase in dollar amount, and although we believe our operating expenses as a percentage of revenue will decrease over the longer term, we expect operating expenses as a percentage of revenue will increase in the short term as we invest in product innovation and sales growth and incur additional professional services and compliance costs as we operate as a public company.

Research and Development

Research and development expenses consist primarily of personnel and related expenses. These expenses also include product design costs prior to the application development stage, third-party services and consulting expenses, software subscriptions, and allocated overhead costs for overhead used in research and development activities. A substantial portion of our research and development efforts are focused on enhancing our software, including researching ways to add new features and functionality to our platform. We anticipate continuing to invest in innovation and technology development, and as a result, we expect research and development expenses to continue to increase in dollar amount but to decrease as a percentage of revenue over the longer term, although the percentage may fluctuate from quarter to quarter depending on the extent and timing of product development initiatives. In the short term, we expect research and development costs to increase as a percentage of revenue as we invest in product innovation.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel and related expenses and expenses for performance marketing and lead generation, and brand marketing. These expenses also include allocated overhead costs and travel-related expenses. Sales commissions earned by our sales force that are considered incremental and recoverable costs of obtaining a subscription with a customer are deferred and amortized on a straight-line basis over the expected period of benefit of five years.

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

General and Administrative

General and administrative expenses consist primarily of personnel and related expenses for our finance, human resources, information technology, and legal organizations. These expenses also include non-personnel costs, such as outside legal, accounting, and other professional fees, software subscriptions, as well as certain tax, license, and insurance-related expenses, and allocated overhead costs.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income on our cash, cash equivalents, and marketable securities holdings and foreign currency transaction gains and losses.

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

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Revenue	$66,477	$53,065
Cost of revenue(1)	19,187	16,063
Gross profit	47,290	37,002
Operating expenses:
Research and development(1)	23,708	16,501
Sales and marketing(1)	39,133	28,130
General and administrative(1)	13,622	14,362
Total operating expenses	76,463	58,993
Loss from operations	(29,173)	(21,991)
Other income (expense), net	3,138	86
Loss before provision for (benefit from) income taxes	(26,035)	(21,905)
Provision for (benefit from) income taxes	280	315
Net loss	$(26,315)	$(22,220)

(1)
Amounts include stock-based compensation expense as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cost of revenue	$1,792	$922
Research and development	8,579	4,284
Sales and marketing	6,368	3,240
General and administrative	3,218	5,057
Total stock-based compensation expense	$19,957	$13,503

The following table sets forth the components of our condensed consolidated statements of operations and comprehensive loss data, for each of the periods presented, as a percentage of revenue.

	Three Months Ended March 31,
	2023	2022
Revenue	100%	100%
Cost of revenue	29%	30%
Gross margin	71%	70%
Operating expenses:
Research and development	36%	31%
Sales and marketing	59%	53%
General and administrative	20%	27%
Total operating expenses	115%	111%
Loss from operations	(44)%	(41)%
Other income (expense), net	5%	*
Loss before provision for (benefit from) income taxes	(39)%	(41)%
Provision for (benefit from) income taxes	*	1%
Net loss	(40)%	(42)%

* Less than 1%

Note: Certain figures may not sum due to rounding

Comparison of Three Months Ended March 31, 2023 to Three Months Ended March 31, 2022

Revenue

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Revenue	$66,477	$53,065	$13,412	25%

Revenue increased $13.4 million, or 25%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase in revenue was primarily due to growth of our paying customer base of 28% and revenue generated from our existing paying customers as reflected by our NRR (TTM) of 114% as of March 31, 2023.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$19,187	$16,063	$3,124	19%
Gross margin	71%	70%	N/A	N/A

Cost of revenue increased $3.1 million, or 19%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily due to an increase of $1.2 million in personnel and related expenses directly associated with an increase in headcount, including an increase in allocated overhead costs, $0.9 million in increased stock-based compensation expenses and related payroll taxes due to an increase in headcount and associated new hire grants, and $0.8 million in third-party hosting costs as we increased capacity to support paying customer usage and growth of our paying customer base.

Operating Expenses

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Research and development	$23,708	$16,501	$7,207	44%
Sales and marketing	39,133	28,130	$11,003	39%
General and administrative	13,622	14,362	$(740)	(5)%
Total operating expenses	$76,463	$58,993	$17,470	30%

Research and Development

Research and development expenses increased $7.2 million, or 44%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily due to a $4.7 million increase in stock-based compensation expenses associated with an increase in headcount and associated new hire grants. The increase in headcount also contributed to a $1.9 million increase in personnel and related expenses, including an increase in allocated overhead costs.

Sales and Marketing

Sales and marketing expenses increased $11.0 million, or 39%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily due to an increase of $4.5 million in personnel and related expenses directly associated with an increase in headcount, including an increase in allocated overhead costs, and an increase of $3.4 million in stock-based compensation expenses and related payroll taxes. The increase was also attributable to an increase of $1.5 million in commissions related to an expansion of our customer base, contract value of deals, and sales team.

General and Administrative

General and administrative expenses decreased $0.7 million, or 5%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily attributable to a decrease in stock-based compensation expenses of $1.7 million primarily due to non-recurring charges related to stock options incurred in the three months ended March 31, 2022. The decrease was partially offset by an increase of $1.2 million in personnel and related expenses directly associated with an increase in headcount, including an increase in allocated overhead costs.

Other Income (Expense), net

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Other income (expense), net	$3,138	$86	$3,052	*

* Not meaningful

Other income (expense), net increased $3.1 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily related to a $3.0 million increase in interest income resulting from interest earned on the marketable securities held in the three months ended March 31, 2023 that were not held in the three months ended March 31, 2022.

Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$280	$315	$(35)	(11)%

Provision for (benefit from) income taxes decreased $0.04 million, or 11%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to decreased foreign taxes resulting from a decrease in foreign deferred tax balance changes during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Liquidity and Capital Resources

Since inception, we have financed operations primarily through the net proceeds we have received from the sales of our preferred stock and common stock as well as cash generated from the sale of subscriptions to our platform. We have generated losses from our operations as reflected in our accumulated deficit of $299.5 million as of March 31, 2023. We generated negative cash flows from operating activities for the three months ended March 31, 2023 and have historically generated negative cash flows from operating activities. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support our platform, including growth in our customer base and customer usage, increased research and development expenses to support the growth of our business and related infrastructure, and increased general and administrative expenses to support being a publicly-traded company.

As of March 31, 2023, our principal sources of liquidity were cash and cash equivalents of $214.1 million and restricted cash of $0.9 million. We also had $84.1 million in marketable securities that provide additional capital resources. Additionally, a substantial source of our cash provided by operating activities is our deferred revenue, which is included on our condensed consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the term of the subscription agreement. As of March 31, 2023, we had $89.3 million of deferred revenue, all of which was recorded as a current liability. This deferred revenue will be recognized as revenue when or as the related performance obligations are met.

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

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(5,061)	$(8,289)
Net cash used in investing activities	$(777)	$(1,307)
Net cash provided by financing activities	$1,409	$2,573

Operating Activities

Our largest source of operating cash is cash collection from sales of subscriptions to our paying customers. Our primary uses of cash from operating activities are for personnel and related expenses, marketing expenses, and third-party hosting-related and software expenses. In the last several years, we have generated negative cash flows from operating activities and have supplemented working capital requirements through net proceeds from the sale of preferred stock and common stock.

Net cash used in operating activities of $5.1 million for the three months ended March 31, 2023 reflects our net loss of $26.3 million, adjusted by non-cash items such as stock-based compensation expense of $20.0 million, depreciation and amortization of $1.3 million, and non-cash operating lease costs of $1.0 million as well as net cash used in changes in our operating assets and liabilities of $0.8 million. The net cash used in changes in operating assets and liabilities primarily consisted of a $8.1 million increase in accounts receivable due to higher customer billings. These changes were primarily offset by a decrease in prepaid expenses and other current and noncurrent assets of $4.2 million and an increase in accounts payable and accrued expenses of $4.2 million.

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

Investing Activities

Net cash used in investing activities of $0.8 million for the three months ended March 31, 2023 consisted of $0.4 million of capitalized internal-use software development costs and $0.3 million in purchases of property and equipment.

Net cash used in investing activities of $1.3 million for the three months ended March 31, 2022 consisted of $0.6 million of capitalized internal-use software development costs and $0.7 million in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities of $1.4 million for the three months ended March 31, 2023 primarily consisted of $1.7 million in proceeds from the exercise of stock options.

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

Remaining Performance Obligations

Remaining performance obligations (“RPO”) as of March 31, 2023 and 2022, including the expected timing of recognition is as follows:

	As of March 31,
	2023	2022	% Change
Less than or equal to 12 months	$191,548	$149,583	28%
Greater than 12 months	48,810	44,851	9%
Total remaining performance obligations	$240,358	$194,434	24%

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

Contractual Obligations and Commitments

During the three months ended March 31, 2023, there were no material changes in our contractual obligations and other commitments outside of those disclosed in the 2022 Form 10-K. For further information on our commitments and contingencies, refer to Note 9 in the consolidated financial statements contained within the 2022 Form 10-K.

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

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. There have been no changes to our critical accounting policies and estimates, during the three months ended March 31, 2023 as compared to those disclosed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2022 Form 10-K.

Recent Accounting Pronouncements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds and U.S. government securities. As of March 31, 2023, we had cash and cash equivalents of $214.1 million and marketable securities, including non-current marketable securities, of $84.1 million. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and fair value of our investments. However, an immediate 10% increase or decrease in interest rates would not have a material effect on the fair value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Our revenue was $238.1 million for the fiscal year ended December 31, 2022 and $66.5 million and $53.1 million for the three months ended March 31, 2023 and 2022, respectively. However, you should not rely on our historical revenue growth as an indication of our future performance.

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

We have experienced net losses in each period since inception. We generated net losses of $93.4 million for the fiscal year ended December 31, 2022 and $26.3 million and $22.2 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $299.5 million. We expect our costs and expenses to increase in future periods. In particular, we intend to continue to invest significant resources in:

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

Our customer retention and expansion and the rate at which we attract new customers may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our Digital Analytics Platform; our support capabilities; our prices and pricing plans, the prices and value of competing products, reductions in our customers’ spending levels, new product releases, mergers and acquisitions affecting our customer base, or the effects of global economic conditions. We may be unable to timely address any retention issues with specific customers, which could materially adversely affect our results of operations. If our customers do not purchase additional subscriptions or renew their subscriptions, or if they renew on less favorable terms, or if we are unable to attract new customers, our revenue may decline or grow less quickly, which would materially adversely affect our business, financial condition, and results of operations.

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

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers or potential customers. Our ability to grow our revenue and the profitability of our business depends, in part, on demand for software applications generally. Historically, during economic downturns there have been reductions in spending on software applications and services generally, as well as pressure for extended billing terms and other financial concessions. To the extent that economic conditions deteriorate in the United States or abroad, including as a result of inflationary pressures and the responses by central banking authorities to control such inflation, rising interest rates, debt and equity market fluctuations, recent and potential bank failures, diminished liquidity and credit availability, increased unemployment rates, decreased investor and consumer confidence, political turmoil, supply chain challenges, natural catastrophes and the effects of climate change, regional and global conflicts, and terrorist attacks on the United States, Europe, the Asia Pacific region, or elsewhere, our customers and prospective customers may go out of business or elect to decrease their budgets, which would limit our ability to grow our business and materially adversely affect our financial condition and results of operations. For example, historically high levels of inflation and rising interest rates in the United States have begun to affect businesses across many industries, including ours, by increasing the costs of labor, employee healthcare, components, and freight and shipping, which may further constrain our customers’ or prospective customers’ budgets. To the extent there is a sustained general economic downturn and our Digital Analytics Platform is perceived by customers or potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in spending on software applications. In addition, our competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers or prospective customers, and they may be less dependent on key industry events to generate sales for their products. Further, macroeconomic uncertainty may result in an increased pace of consolidation in certain industries. If this were to occur, such consolidation may result in reduced overall spending on our services, particularly if our customers are acquired by organizations that do not use our services. In connection with unfavorable macroeconomic conditions and the related impact on our customers, on April 3, 2023, we authorized a restructuring plan to reduce our global workforce by approximately 13%. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, financial condition, and results of operations could be adversely affected.

Our recent restructuring plan may not result in anticipated savings or operational efficiencies and could result in total costs and expenses that are greater than expected, which could materially adversely affect our business, financial condition and results of operations.

On April 3, 2023, we authorized a restructuring plan to reduce our global workforce by approximately 13%. The restructuring plan is intended to improve operational efficiencies and reduce operating costs, which we believe will allow us to scale for the future, continue our path to profitability, and deliver on our long-term vision. In connection with this reduction in our workforce, we expect to incur non-recurring charges of approximately $7 million to $9 million, with the majority of such charges incurred in the quarter ending June 30, 2023.

Our restructuring plan may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits and savings, in full or in part, of the workforce reduction. Moreover, if employees who were not affected by the workforce reduction seek alternative employment, this could result in unplanned additional expense to ensure adequate resourcing or harm our productivity. In addition, while positions have been eliminated, certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. The workforce reduction could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. If we are unable to realize the anticipated benefits from our restructuring plan, or if we experience significant adverse consequences from the workforce reduction, our business, financial condition, and results of operations could be materially adversely affected.

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

Our competitors vary in size and in the breadth and scope of the products and services they offer. Further, other established SaaS providers not currently focused on digital analytics may expand their services to compete with us. Many of our current and potential competitors have established marketing relationships, access to larger customer bases, pre-existing customer relationships, and major distribution agreements with consultants, system integrators, and resellers. Certain of our competitors have partnered with, or have acquired, and may in the future partner with or acquire, other competitors to offer services, leveraging their collective competitive positions, which makes, or would make, it more difficult to compete with them. For all of these reasons, we may not be able to compete successfully against our current and future competitors, which would harm our business. For more information about the competitive landscape in which we operate, see “Part I, Item 1. Business—Competition” in our 2022 Form 10-K.

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

We have experienced rapid growth in our business, personnel, and operations, which has placed, and may continue to place, significant demands on our management and operational and financial resources. Unfavorable conditions in the current macroeconomic environment have constrained growth in the economy generally, and in the software industry in particular, and many of our customers have consequently experienced a downturn in their business outlook. As a result of these factors, on April 3, 2023, we approved a restructuring plan to reduce our global workforce by approximately 13% to improve operational efficiencies and reduce operating cost. If economic conditions improve, we intend to continue to invest to expand our business, personnel, and operations, which may cause our margins to decline, and any investments we make will occur in advance of experiencing the benefits from such investments, making it difficult to determine in a timely manner if we are efficiently allocating our resources. As usage of our Digital Analytics Platform grows, we will need to devote additional resources to improving our platform’s features and functionality, developing or acquiring new products, and maintaining infrastructure performance. Even if we are able to upgrade our systems and expand our personnel, any such expansion will be expensive and complex, requiring management’s time and attention. We could also face inefficiencies or operational failures as a result of our efforts to scale our infrastructure. Moreover, there are inherent risks associated with upgrading, improving, and expanding our information technology systems. We cannot be sure that the expansion and improvements to our infrastructure and systems will be fully or effectively implemented on a timely basis, if at all. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support, to serve our growing customer base, particularly as our customer demographics change over time. Managing these changes will require significant expenditures and allocation of valuable management resources. If we fail to successfully manage our anticipated growth and changes to our business, the quality of our products may suffer, which could negatively affect our brand and reputation and harm our ability to attract new customers and retain existing customers. As we continue to grow, we may need to implement more complex organizational management structures or adapt our corporate culture and work environments to changing circumstances, which could have an adverse impact on our corporate culture. Any failure to preserve our culture could harm our business, including our ability to retain and recruit personnel, innovate and operate effectively, and execute on our business strategy.

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

Overall, the COVID-19 pandemic largely resulted in favorable trends for our business, as customers were able to leverage the digital analytics of their products as sales increasingly shifted online. It can be difficult to predict customer demand, especially as customers’ priorities, resources, and economic outlooks change, along with other shifting market conditions or changes in end consumer behavior, such as a normalization or decline in the amount of time that consumers spend interacting with digital products. These shifts have occurred, and may in the future occur, more quickly than we anticipate. If we are unable to respond quickly to rapidly changing market conditions and shifts in customer behavior, our business and results of operations could be harmed, and the trading price of our Class A common stock could be adversely affected.

Although global economic conditions generally improved with the rollout of vaccines, business activity may not recover as quickly as anticipated, including as a result of inflationary pressures and the responses by central banking authorities to control such inflation, rising interest rates, debt and equity market fluctuations, diminished liquidity and credit availability, increased unemployment rates, decreased investor and consumer confidence, political turmoil, and supply chain challenges. Conditions may vary between countries and regions and will be subject to the effectiveness and duration of government policies, vaccine administration rates, and other factors that may not be foreseeable. Vaccines for COVID-19 continue to be administered in the United States and other countries around the world, but the extent and rate of vaccine adoption, the long-term efficacy of these vaccines, and other factors remain uncertain. Effective May 11, 2023, we will no longer require employees in North America to be fully vaccinated to utilize our office space or attend in-person company events. Even if we follow what we believe to be best practices, re-opening our offices could expose our employees, partners, and customers to health risks, and us to associated liability. Furthermore, governmental restrictions, new regulations, or other changing conditions could cause us to temporarily close certain of our offices. We have offered, and plan to continue to offer, a significant percentage of our employees flexibility to shift to a hybrid work arrangement, which may adversely impact the productivity of certain employees and harm our business, including our future results of operations. This may also present risks for our strategy and may present operational, cybersecurity, and workplace culture challenges that may materially adversely affect our business. It is not possible to predict with any certainty the impact that our current policies and protocols could have on our company, our workforce, and our operations. In addition, we cannot predict what policies we may determine to, or be required to, implement in the future, or the effect thereof on our business, including whether the imposition of certain policies could cause us to lose, or experience difficulties hiring, qualified personnel.

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

Cyberattacks, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, malicious code, viruses, and social engineering (including phishing) are prevalent in our industry and our customers’ industries. In addition, we may experience attacks, unavailable systems, unauthorized access to systems or data, or disclosure due to employee theft or misuse, denial-of-service attacks, sophisticated nation-state and nation-state-supported actors, and advanced persistent threat intrusions. Electronic security attacks designed to gain access to personal, sensitive, or confidential data are constantly evolving, and such attacks continue to grow in sophistication. The techniques used to sabotage, or to obtain unauthorized access to, our platform, information technology systems, networks, or physical facilities in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. As a result of the COVID-19 pandemic and continued hybrid work environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our and our service providers’ employees who are, and may continue, working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. We have previously been, and may in the future become, the target of cyberattacks by third parties seeking unauthorized access to our or our customers’ data or to disrupt our operations or ability to provide our services.

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

We have experienced rapid growth in our customer base since our inception. Although our growth strategy includes acquiring new customers across industries, company size, and stages of digital maturity, we believe there is a significant opportunity to continue to penetrate the largest global organizations. Sales to larger organizations involve risks that may not be present, or that are present to a lesser extent, with sales to smaller organizations, such as longer sales cycles, more complex customer requirements, substantial upfront sales costs, and less predictability in completing some of our sales. For example, enterprise customers, which we define as customers with more than 1,500 employees, may require considerable time to evaluate and test our Digital Analytics Platform prior to making a purchase decision and placing an order. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our Digital Analytics Platform, the discretionary nature of purchasing and budget cycles, and the competitive nature of evaluation and purchasing approval processes. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, may vary significantly from customer to customer, with sales to enterprises typically taking longer to complete. During the quarter ended March 31, 2023, the average length of our sales cycle to enterprises was four to six months, as compared to one to two months to non-enterprise customers. In addition, larger organizations may demand more features and integration services. Sales to larger organizations also may increase the variability of our financial results. If we are unable to close one or more expected significant transactions with these customers in a particular period, or if an expected transaction is delayed until a subsequent period, our results of operations for that period, and for any future periods in which revenue from such transaction would otherwise have been recognized, may be adversely affected. If we fail to effectively manage these risks associated with sales cycles and sales to larger organizations, our business, financial condition, and results of operations may be materially adversely affected.

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

For the year ended December 31, 2022 and the three months ended March 31, 2023, 38% and 39% of our revenue was generated outside the United States, respectively. A component of our growth strategy involves the further expansion of our operations and customer base internationally, which will require significant dedication of management attention and financial resources. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. Our sales organization outside the United States is substantially smaller than our sales organization in the United States, and, to date, only a very small portion of our sales has been driven by resellers or other channel partners. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity and limited channel partners, we may be unable to effectively grow in international markets.

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

• COVID-19 or other pandemics or epidemics, or other global political, social, or macroeconomic events, including the war in Ukraine, that could decrease economic activity in certain markets, decrease use of our products and services, or decrease our ability to import, export, or sell our products and services to existing or new customers in international markets;

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

We are actively monitoring the situation in Ukraine and assessing its impact on our business, including our business partners and customers. Such circumstances, combined with sanctions have resulted in disruptions to our customers' businesses in the impacted regions, including, at times, their ability to pay for our services. As such, we may experience a reduction in revenue from customers in the impacted regions as long as these circumstances continue.

We have no way to predict the progress or outcome of the war in Ukraine or its impacts in Ukraine, Russia, or surrounding countries as the war, and any resulting government reactions, are rapidly developing and beyond our control. The extent and duration of the war, sanctions, and resulting market disruptions could be significant and could potentially have a substantial impact on the global economy and our business for an unknown period of time. Any of the above-mentioned factors could materially adversely affect our business, financial condition, and results of operations. Any such disruptions may also magnify the impact of other risks described in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q.

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

For the year ended December 31, 2022 and the three months ended March 31, 2023 and 2022, our research and development expenses were 34%, 36%, and 31% of our revenue, respectively. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our business may be harmed. Moreover, research and development projects can be technically challenging and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling products and generate revenue, if any, from such investment. Additionally, anticipated customer demand for a product or service we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such product or service. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of products that are competitive in our current or future markets, our business, financial condition, and results of operations would be materially adversely affected.

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
•
ban on imports of Russian oil, liquefied natural gas, and coal to the United States and on “new investment” in Russia's energy sector (often with similar bans being enacted in the United Kingdom and the E.U.);
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

As the war in Ukraine continues, there can be no certainty regarding whether the governmental authorities in the United States, the European Union, the United Kingdom, or other countries will impose additional sanctions, export controls, or other measures targeting Russia, Belarus, or other territories. Furthermore, in retaliation against new international sanctions and as part of measures to stabilize and support the volatile Russian financial and currency markets, the Russian authorities also imposed significant currency control measures aimed at restricting the outflow of foreign currency and capital from Russia, imposed various restrictions on transacting with non-Russian parties, banned exports of various products, and imposed other economic and financial restrictions.

Our business must be conducted in compliance with applicable economic and trade sanctions laws and regulations, including those administered and enforced by the U.S. Department of Treasury’s Office of Foreign Assets Control, the U.S. Department of State, the U.S. Department of Commerce, the United Nations Security Council, and other relevant governmental authorities. We must be ready to comply with the existing and any other potential additional measures imposed in connection with the war in Ukraine. The imposition of such measures could adversely impact our business, including preventing us from performing existing contracts, recognizing revenue, pursuing new business opportunities, or receiving payment for subscriptions from our existing customers.

We believe we do not currently have contracts directly with the entities or businesses on the sanctions list and we currently do not have facilities or employees in Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, or the so-called Luhansk People’s Republic. We are reviewing and monitoring our contractual relationships with suppliers and customers to establish whether any are implicated by applicable sanctions. However, given the range of possible outcomes, the full costs, burdens, and limitations on our and our customer’s and business partners’ businesses are currently unknown and may become significant. As a result, based on the extent and breadth of sanctions, export controls, and other measures that may be imposed and related effects in connection with the war in Ukraine, it is possible that our business, financial condition, and results of operations could be materially adversely affected.

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

Since the beginning of 2021, companies have had to comply with both the GDPR and the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in U.K. national law. The UK GDPR mirrors the fines under the GDPR, imposing fines up to the greater of €20 million (£17.5 million) or 4% of global turnover.

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

The data protection landscape is also rapidly growing and evolving in the United States. As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. For example, the California Consumer Privacy Act of 2018 (the “CCPA”) became effective on January 1, 2020. The CCPA requires companies that process information on California residents to make certain disclosures to consumers about their data collection, use, and sharing practices, allows consumers to opt out of certain data sharing with third parties and exercise certain individual rights regarding their personal information, provides a new private right of action for data breaches, and provides for penalties for noncompliance. Additionally, the California Privacy Rights Act (the “CPRA”) generally went into effect on January 1, 2023 and significantly amends the CCPA. It imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required. Similar laws have been passed in Virginia, Colorado, Connecticut, Utah, and Iowa and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws may have potentially conflicting requirements that would make compliance challenging.

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

In addition, we have filed registration statements to register all shares subject to options and RSUs outstanding or reserved for future issuance under our equity compensation plans. As of March 31, 2023, we had options outstanding that, if fully exercised, would result in the issuance of 16,169,545 shares of Class A common stock, as well as 10,635,635 shares of Class A common stock subject to RSU awards.

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

• compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding obligatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements;

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

As our company grows and evolves, we may need to implement more complex organizational management structures, adapt our corporate culture and work environments, streamline our organization, or adjust the size and structure of our workforce to scale for the future and execute our long-term growth plan. For example, on April 3, 2023, we approved a restructuring plan to reduce our global workforce by approximately 13%. These changes could have an adverse impact on our corporate culture and employee morale, which could, in turn, adversely affect our reputation as an employer and harm our ability to retain and recruit personnel. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and growth prospects could be materially adversely affected.

We depend on our executive officers and other key employees, and the loss of one or more of these employees could materially adversely affect our business.

Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team in the areas of research and development, operations, security, marketing, sales, support, general and administrative functions, and on individual contributors in our research and development and operations. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives. For example, on February 15, 2023, we announced that Hoang Vuong, our Chief Financial Officer, would no longer serve as Chief Financial Officer, effective February 22, 2023. Our board of directors appointed Christopher Harms as our Chief Financial Officer, effective February 22, 2023. Our inability to successfully manage this transition, or future executive transitions, could disrupt our business, affect our culture, harm our ability to retain personnel, and adversely affect our financial condition and results of operations. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period; therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers, especially our Chief Executive Officer, or key employees could have an adverse effect on our business.

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

As a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the trading price of our Class A common stock could decline.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. Our compliance with Section 404 requires that we incur substantial expenses and expend significant management efforts. Such expenses and efforts have been directed to employing additional accounting and financial personnel with appropriate public company experience and technical accounting knowledge, and compiling the system and process documentation necessary to establish the compliance and controls function to comply with Section 404 of the Sarbanes-Oxley Act.

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

Amplitude, Inc.

Date: May 10, 2023	By:	/s/ Spenser Skates
Spenser Skates
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2023	By:	/s/ Christopher Harms
Christopher Harms
Chief Financial Officer (Principal Financial Officer)