Form 10-Q
period 2023-06-30
Amplitude, Inc.
filed 2023-08-08
CIK 1866692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 4, 2023, there were 82,408,327 shares of the registrant's Class A common stock and 35,557,976 shares of the registrant's Class B common stock, each with a $0.00001 par value per share, outstanding.

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
•
the effects of public health crises and other global events, such as the ongoing war in Ukraine, on our business and the global economy generally;
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
•
our ability to compete effectively with existing competitors and new market entrants; and
•
the expenses associated with being a public company.

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
•
We are subject to government regulation, including import, export control, economic sanctions, trade sanctions, and anti-corruption laws and regulations, which may expose us to liability and increase our costs.
•
Complying with evolving privacy and other data-related laws as well as contractual and other requirements, may be expensive and force us to make adverse changes to our business, and the failure or perceived failure to comply with such laws, contracts, and other requirements could result in adverse reputational and brand damage and significant fines and liability or otherwise materially adversely affect our business and growth prospects.
•
The trading price of our Class A common stock has been, and in the future, may be, volatile, and could decline significantly and rapidly.
•
Our principal stockholders have the ability to influence the outcome of director elections and other matters requiring stockholder approval.
•
The dual class structure of our common stock has the effect of concentrating voting control with our existing stockholders, executive officers, and directors and their affiliates, which limits your ability to influence the outcome of important transactions and to influence corporate governance matters, such as electing directors, and to approve material mergers, acquisitions, or other business combination transactions that may not be aligned with your interests.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AMPLITUDE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(unaudited)

	As of June 30, 2023	As of December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$234,363	$218,494
Marketable securities, current	56,001	11,971
Accounts receivable, net of allowance for doubtful accounts of $705 and $690 as of June 30, 2023 and December 31, 2022, respectively	34,148	22,716
Prepaid expenses and other current assets	16,260	20,335
Deferred commissions, current	11,917	10,918
Total current assets	352,689	284,434
Marketable securities, noncurrent	28,391	71,217
Property and equipment, net	9,965	9,408
Intangible assets, net	1,243	2,022
Goodwill	4,073	4,073
Restricted cash, noncurrent	862	855
Deferred commissions, noncurrent	25,614	25,799
Operating lease right-of-use assets	7,791	9,593
Other noncurrent assets	3,989	6,354
Total assets	$434,617	$413,755
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$809	$490
Accrued expenses	23,687	18,699
Deferred revenue	113,491	89,993
Total current liabilities	137,987	109,182
Operating lease liabilities, noncurrent	5,205	7,093
Noncurrent liabilities	2,575	2,511
Total liabilities	145,767	118,786
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value per share; 20,000 shares authorized as of June 30, 2023 and December 31, 2022; zero shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.00001 par value per share; 600,000 shares authorized as of June 30, 2023 and December 31, 2022, 81,932 and 76,351 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1	1
Class B common stock, $0.00001 par value per share; 600,000 shares authorized as of June 30, 2023 and December 31, 2022; 35,558 and 37,848 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	616,953	568,889
Accumulated other comprehensive loss	(864)	(754)
Accumulated deficit	(327,240)	(273,167)
Total stockholders’ equity	288,850	294,969
Total liabilities and stockholders’ equity	$434,617	$413,755

See accompanying notes to condensed consolidated financial statements.

AMPLITUDE, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue	$67,767	$58,130	$134,244	$111,195
Cost of revenue	17,180	17,060	36,367	33,123
Gross profit	50,587	41,070	97,877	78,072
Operating expenses:
Research and development	22,435	20,306	46,143	36,807
Sales and marketing	38,326	34,135	77,459	62,265
General and administrative	12,519	11,212	26,141	25,574
Restructuring and other related charges	8,194	—	8,194	—
Total operating expenses	81,474	65,653	157,937	124,646
Other income (expense), net	3,307	293	6,445	379
Loss before provision for (benefit from) income taxes	(27,580)	(24,290)	(53,615)	(46,195)
Provision for (benefit from) income taxes	178	278	458	593
Net loss	$(27,758)	$(24,568)	$(54,073)	$(46,788)
Net loss per share attributable to Class A and Class B common stockholders:
Basic and diluted	$(0.24)	$(0.22)	$(0.47)	$(0.42)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders:
Basic and diluted	116,174	111,036	115,277	110,297

Other comprehensive loss
Net unrealized gains (losses) on marketable securities	$(382)	$—	$(110)	$—
Comprehensive loss	$(28,140)	$(24,568)	$(54,183)	$(46,788)

See accompanying notes to condensed consolidated financial statements.

AMPLITUDE, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(unaudited)

	Class A and Class B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2022	114,199	$1	$568,889	$(754)	$(273,167)	$294,969
Stock-based compensation expense	—	—	20,409	—	—	20,409
Exercise of stock options	554	—	1,687	—	—	1,687
Vesting of early exercised stock options	—	—	198	—	—	198
Vesting of restricted stock units	875	—	—	—	—	—
Repurchase of unvested stock options	(46)	—	—	—	—	—
Net loss	—	—	—	—	(26,315)	(26,315)
Other comprehensive income (loss), net	—	—	—	272	—	272
Balance at March 31, 2023	115,582	$1	$591,183	$(482)	$(299,482)	$291,220
Stock-based compensation expense	—	—	22,300	—	—	22,300
Exercise of stock options	228	—	699	—	—	699
Issuance of common stock under employee stock purchase plan	302	—	2,564	—	—	2,564
Vesting of early exercised stock options	—	—	207	—	—	207
Vesting of restricted stock units	1,378	—	—	—	—	—
Net loss	—	—	—	—	(27,758)	(27,758)
Other comprehensive income (loss), net	—	—	—	(382)	—	(382)
Balance at June 30, 2023	117,490	$1	$616,953	$(864)	$(327,240)	$288,850

AMPLITUDE, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(unaudited)

	Class A and Class B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2021	109,876	$1	$486,354	$—	$(179,807)	$306,548
Stock-based compensation expense	—	—	13,785	—	—	13,785
Exercise of stock options	1,603	—	3,977	—	—	3,977
Vesting of early exercised stock options	—	—	743	—	—	743
Vesting of restricted stock units	31	—	—	—	—	—
Repurchase of unvested stock options	(3)	—	—	—	—	—
Cumulative impact of Topic 842 adoption	—	—	—	—	17	17
Net loss	—	—	—	—	(22,220)	(22,220)
Balance at March 31, 2022	111,507	$1	$504,859	$—	$(202,011)	$302,849
Stock-based compensation expense	—	—	15,155	—	—	15,155
Exercise of stock options	329	—	1,176	—	—	1,176
Issuance of common stock under employee stock purchase plan	176	—	2,553	—	—	2,553
Vesting of early exercised stock options	—	—	889	—	—	889
Vesting of restricted stock units	286	—	—	—	—	—
Repurchase of unvested stock options	(4)	—	—	—	—	—
Net loss	—	—	—	—	(24,568)	(24,568)
Balance at June 30, 2022	112,294	$1	$524,632	$—	$(226,579)	$298,054

See accompanying notes to condensed consolidated financial statements.

AMPLITUDE, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(54,073)	$(46,788)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,752	1,910
Stock-based compensation expense	41,920	28,339
Other	(550)	95
Non-cash operating lease costs	1,956	1,789
Changes in operating assets and liabilities:
Accounts receivable	(12,006)	(7,543)
Prepaid expenses and other current assets	4,074	338
Deferred commissions	(815)	(4,895)
Other noncurrent assets	2,364	1,940
Accounts payable	329	(2,591)
Accrued expenses	8,134	2,068
Deferred revenue	23,498	29,073
Operating lease liabilities	(2,238)	(1,382)
Net cash provided by operating activities	15,345	2,353
Cash flows from investing activities:
Purchase of property and equipment	(995)	(2,525)
Capitalization of internal-use software costs	(873)	(1,263)
Net cash used in investing activities	(1,868)	(3,788)
Cash flows from financing activities:
Proceeds from the exercise of stock options	2,386	5,165
Cash received for tax withholding obligations on equity award settlements	12,223	9,995
Cash paid for tax withholding obligations on equity award settlements	(11,562)	(11,132)
Repurchase of unvested stock options	(648)	(13)
Net cash provided by financing activities	2,399	4,015
Net increase (decrease) in cash, cash equivalents, and restricted cash	15,876	2,580
Cash, cash equivalents, and restricted cash at beginning of period	219,349	308,295
Cash, cash equivalents, and restricted cash at end of period	$235,225	$310,875
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$281	$140
Non-cash investing and financing activities:
Vesting of early exercised options	$405	$1,632
Purchases of property and equipment included in liabilities	$—	$248
Stock-based compensation capitalized as internal-use software costs	$789	$601

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

The unaudited condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including certain notes required by U.S. GAAP on an annual reporting basis. In management’s opinion, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to state fairly the balance sheet, statements of operations and comprehensive loss, statements of stockholders’ equity, and statements of cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.

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

No customer accounted for 10% or more of total revenue for the three and six months ended June 30, 2023 and 2022. As of the quarter ended June 30, 2023, one customer represented 13% of accounts receivable. As of the year ended December 31, 2022, no customer represented 10% or more of accounts receivable.

Significant Accounting Policies

The Company's significant accounting policies are described in the 2022 Form 10-K. There have been no significant changes to these policies that have had a material impact on the Company’s condensed consolidated financial statements and related notes for the six months ended June 30, 2023.

(2)
Revenue from Contracts with Customers

Deferred Revenue and Remaining Performance Obligations

The amount of revenue recognized in the six months ended June 30, 2023 that was included in deferred revenue as of December 31, 2022 was $75.6 million.

As of June 30, 2023 and December 31, 2022, unrecognized transaction price related to remaining performance obligations was $246.3 million and $248.2 million, respectively. The Company’s remaining performance obligations as of June 30, 2023 and December 31, 2022 are expected to be recognized as follows (in thousands):

	As of June 30, 2023	As of December 31, 2022
Less than or equal to 12 months	$191,788	$190,595
Greater than 12 months	54,559	57,581
Total remaining performance obligations	$246,347	$248,176

Disaggregation of Revenue

The following table shows the Company’s disaggregation of revenue by geographic areas, as determined based on the billing address of its customers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$41,294	$35,475	$82,189	$68,996
International	26,473	22,655	52,055	42,199
Total revenue	$67,767	$58,130	$134,244	$111,195

Deferred Commissions

Commissions paid upon the initial acquisition of a contract are deferred and then amortized on a straight-line basis over a period of benefit, determined to be five years. The following table represents a roll forward of the Company’s deferred commissions for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$36,404	$31,075	$36,717	$28,685
Additions to deferred commissions	4,008	4,836	6,475	9,257
Amortization of deferred commissions	(2,881)	(2,331)	(5,661)	(4,362)
Ending balance	37,531	33,580	37,531	33,580
Deferred commissions, current portion	11,917	9,703	11,917	9,703
Deferred commissions, net of current portion	25,614	23,877	25,614	23,877
Total deferred commissions	$37,531	$33,580	$37,531	$33,580

(3)
Balance Sheet Components

The following tables show the Company’s financial statement details as of June 30, 2023 and December 31, 2022.

Cash, Cash Equivalents and Restricted Cash

The following table represents the Company's cash, cash equivalents, and restricted cash at each period end (in thousands):

	As of June 30,		As of December 31,
	2023	2022	2022	2021
Cash and cash equivalents	$234,363	$310,024	$218,494	$307,445
Restricted cash, noncurrent	862	851	855	$850
Total cash, cash equivalents, and restricted cash	$235,225	$310,875	$219,349	$308,295

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2023	2022
Prepaid hosting	$7,275	$9,759
Other prepaid expenses and other assets	8,985	10,576
Total prepaid expense and other current assets	$16,260	$20,335

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2023	2022
Accrued commission	$6,239	$4,494
Accrued payroll and employee related taxes	1,949	1,580
Accrued restructuring and other related charges	3,404	—
Accrued sales tax	311	338
Liability from early exercised stock options	330	1,382
2021 Employee Stock Purchase Plan withholding	1,007	1,185
Operating lease liabilities, current	3,806	3,997
Other accrued liabilities	6,641	5,723
Total accrued expenses	$23,687	$18,699

(4)
Fair Value Measurements

The following table summarizes, for financial assets measured at fair value, the respective fair value and classification by level of input within the fair value hierarchy (in thousands):

	As of June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$193,779	$—	$—	$193,779
Level 2:
Available-for-sale securities
U.S. governmental securities	85,256	—	(864)	84,392
Total	$279,035	$—	$(864)	$278,171

	As of December 31, 2022

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$168,730	$—	$—	$168,730
Level 2:
Available-for-sale securities
U.S. governmental securities	83,942	—	(754)	83,188
Total	$252,672	$—	$(754)	$251,918

(1)
Included in “Cash and cash equivalents” in the Company’s condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, in addition to cash of $40.6 million and $49.8 million, respectively.

The Company uses quoted prices in active markets for identical assets to determine the fair value of the Company's Level 1 investments. The fair value of the Company's Level 2 investments is determined using pricing based on quoted market prices or alternative market observable inputs.

The fair value of the Company's available-for-sale securities as of June 30, 2023, by remaining contractual maturities, was as follows (in thousands):

As of June 30, 2023
Due in one year or less	$56,001
Due in greater than one year	28,391
Total	$84,392

(5)
Intangible Assets, Net

Intangible Assets Other Than Goodwill

Intangible assets, net consisted of the following (in thousands):

	As of June 30, 2023			As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology	$5,550	$(4,780)	$770	$5,550	$(4,153)	$1,397
Customer related	931	(458)	473	931	(306)	625
Intangible assets, net	$6,481	$(5,238)	$1,243	$6,481	$(4,459)	$2,022

Amortization expense of intangible assets was $0.3 million and $0.8 million for the three and six months ended June 30, 2023, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2022, respectively.

As of June 30, 2023, future amortization expense is expected to be as follows (in thousands):

Amount
Remainder of 2023	$635
2024	509
2025	99
2026	—
2027	—
Total	$1,243

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

The Company has reserved shares of its common stock as follows:

	As of June 30, 2023	As of December 31, 2022

2014 Stock Option and Grant Plan and 2021 Incentive Award Plan:
Equity plan stock options outstanding	15,327,959	16,767,752
RSUs outstanding	11,257,571	9,914,125
Shares available for future issuance	19,592,880	16,774,634
2021 Employee Stock Purchase Plan:
Shares available for future issuance	4,251,616	3,411,791
Total reserved shares	50,430,026	46,868,302

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

2021 Incentive Award Plan

In August 2021, the Company's board of directors adopted, and its stockholders approved, the 2021 Plan, which became effective in connection with the Direct Listing. The 2021 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSU awards, performance bonus awards, performance stock units, dividend equivalent awards and other forms of equity compensation (collectively, “equity awards”). As of June 30, 2023, a total of 19,592,880 shares of the Company's Class A common stock have been reserved for issuance under the 2021 Plan in addition to (i) any shares available for issuance under the 2014 Plan as of the effective date of the 2021 Plan, (ii) the number of shares represented by awards outstanding under the Company's 2014 Plan (“Prior Plan Awards”) that become available upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class A common stock underlying outstanding stock awards granted under the 2014 Plan, and (iii) an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (A) 5% of the shares of the Company's common stock outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the Company's board of directors; provided, however, that no more than 88,000,000 shares of stock may be issued upon the exercise of incentive stock options.

Stock Option Awards

Stock options granted under the 2014 Plan and the 2021 Plan (collectively, the “combined stock plans”) generally vest based on continued service over four years.

Option activity under the Company's combined stock plans for the six months ended June 30, 2023 is set forth below:

			Weighted
		Weighted	average	Aggregate
	Outstanding	average	remaining	intrinsic
	stock	exercise	contractual	value
	options	price	life (years)	(in thousands)
Balances as of December 31, 2022	16,767,752	$4.19	7.19	$132,298
Granted	241,819	12.37
Exercised	(782,156)	3.05
Cancelled/forfeited	(899,456)	7.13
Balances as of June 30, 2023(1)	15,327,959	$4.21	6.71	$104,081
Exercisable as of June 30, 2023(2)	12,889,356	$3.49	6.46	$96,771

(1)
As no forfeitures are estimated due to the Company’s adoption of ASU No. 2016-09, all options are vested or expected to vest. As of June 30, 2023, no options were outstanding that were subject to a future performance condition.
(2)
Exercisable shares include vested options as well as unvested shares that can be early exercised.

The aggregate intrinsic values of options are calculated as the difference between the exercise price of the options and the market price for shares of the Company’s Class A common stock as of each period-end. The total intrinsic value of options exercised for the six months ended June 30, 2023 and 2022 was $6.2 million and $22.5 million, respectively.

Stock options granted during the six months ended June 30, 2023 and 2022 had a weighted average grant date fair value of $6.84 per share and $15.63 per share, respectively. With the exception for the Performance Options detailed above, the fair value is being expensed over the vesting period of the options on a straight-line basis as the services are being provided. No tax benefits were realized from options during the periods.

As of June 30, 2023, total unrecognized stock-based compensation expense related to options outstanding under the combined stock plans was $14.5 million. This unrecognized expense as of June 30, 2023 is expected to be recognized over the weighted average remaining vesting period of 2.38 years. As of June 30, 2023, the Company had 342,000 shares of non-employee stock options outstanding under the combined stock plans.

The fair value of each option granted to employees under the 2021 Plan is estimated on the grant date using the Black-Scholes pricing model.

Restricted Stock Units

RSUs granted under the 2021 Plan generally vest based on continued service. RSUs granted pursuant to the 2014 Plan vest according to a service condition as well as a performance condition, through a liquidity event, including (i) a change in control of the Company or (ii) the initial public offering of the Company’s equity securities, following which the securities shall be publicly traded, which includes a direct listing. As a result of the Direct Listing, the performance condition for all RSUs granted pursuant to the 2014 Plan has been met. During the three and six months ended June 30, 2023, the Company recorded $18.6 million and $35.2 million in stock-based compensation expense related to RSUs, respectively. During the three and six months ended June 30, 2022, the Company recorded $10.1 million and $16.3 million in stock-based compensation expense related to RSUs, respectively.

As of June 30, 2023, total unrecognized stock-based compensation expense related to RSUs was $166.8 million. This unrecognized expense as of June 30, 2023 is expected to be recognized over the weighted average remaining vesting period of 2.41 years. As of June 30, 2023, the Company had 195,006 shares of non-employee RSUs outstanding under the combined stock plans.

RSU activity during the six months ended June 30, 2023 was as follows:

	Restricted stock units	Weighted-average grant date fair value per share
Balance as of December 31, 2022	9,914,125	$19.14
Granted	5,507,256	12.31
Vested	(2,252,433)	18.32
Cancelled/forfeited	(1,911,377)	17.89
Balance as of June 30, 2023	11,257,571	$16.17

2021 Employee Stock Purchase Plan

In August 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective in connection with the Direct Listing. The ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. As of June 30, 2023, a total of 4,251,616 shares of the Company’s Class A common stock have been reserved for future issuance under the ESPP, in addition to any annual automatic evergreen increases in the number of shares of Class A common stock reserved for future issuance under the ESPP. The ESPP offers employees the option to purchase shares through a series of consecutive 12-month offering periods on each May 15th and November 15th (with two six-month purchase periods during each offering period). The price at which Class A common stock is purchased under the ESPP is equal to the lower of (i) 85% of the closing trading price per share of the Company's Class A common stock on the first trading date of an offering period in which a participant is enrolled or (ii) 85% of the closing trading price per share on the purchase date, which will occur on the last trading day of each purchase period, or such other price designated by the administrator.

The initial offering period under the ESPP was longer than 12 months, commencing on September 28, 2021 and ending on November 14, 2022. The first purchase period commenced on September 28, 2021 and ended on May 14, 2022. The ESPP offers a rollover feature pursuant to which, if the fair market value of a share of Class A common stock on the first purchase date is lower than the fair market value on the first trading day of the offering period, the respective offering period will terminate and each participant will be automatically enrolled in the offering period that commences immediately following the purchase date. In accordance with the rollover feature, immediately following the conclusion of each purchase period since the initial purchase period on May 14, 2022, the corresponding offering periods were terminated and participants were automatically enrolled in a new 12-month offering period. The impact of the rollover feature did not result in material incremental compensation cost for the six months ended June 30, 2023.

As of June 30, 2023, 0.7 million shares have been purchased under the ESPP. During the three and six months ended June 30, 2023, the Company recognized $0.7 million and $1.3 million of stock-based compensation expense related to the ESPP, respectively. During the three and six months ended June 30, 2022, the Company recognized $1.6 million and $3.0 million of stock-based compensation expense related to the ESPP, respectively. As of June 30, 2023, total unrecognized compensation cost related to the ESPP was $1.9 million, which will be amortized over a weighted average period of 0.72 years.

Stock-based compensation expense, net of actual forfeitures is reflected in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Cost of revenue	$1,687	$1,669	$3,479	$2,592
Research and development	9,309	7,383	17,888	11,667
Sales and marketing	7,466	3,206	13,834	6,445
General and administrative	2,648	2,578	5,866	7,635
Restructuring and other related charges	853	—	853	—
Total stock-based compensation expense	$21,963	$14,836	$41,920	$28,339

(7)
Income Taxes

The Company had an effective tax rate of (0.6)% and (0.9)% for the three and six months ended June 30, 2023, respectively, and (1.1)% and (1.3)% for the three and six months ended June 30, 2022, respectively. The Company continues to incur U.S. operating losses and has minimal profits in its foreign jurisdictions.

During the three and six months ended June 30, 2023 and 2022, the Company evaluated all available evidence, both positive and negative, including historical levels of income, and expectations and risks associated with estimates of future taxable income, and determined that it is more likely than not that its net deferred tax assets will not be realized in the United States. Due to uncertainties surrounding the realization of the deferred tax assets, the Company continues to maintain a full valuation allowance against its net deferred tax assets within the United States.

(8)
Operating Leases

Supplemental cash flow information related to operating leases was as follows (in thousands):

Six Months Ended June 30,
2023
Right-of-use assets obtained in exchange for new operating lease liabilities	$—
Cash paid for operating lease liabilities	$2,238

Future minimum lease payments under non-cancellable operating leases with initial lease terms in excess of one year included in the Company’s lease liabilities as of June 30, 2023 were as follows (in thousands):

Year ending December 31:
Remainder of 2023	$1,811
2024	4,019
2025	3,113
2026	389
2027 and thereafter	—
Total undiscounted operating lease payments	$9,332
Less: imputed interest	(321)
Total operating lease liabilities	$9,011

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net loss attributable to Class A and Class B common stockholders	$(27,758)	$(24,568)	$(54,073)	$(46,788)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	116,174	111,036	115,277	110,297
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.24)	$(0.22)	$(0.47)	$(0.42)

The following potential shares of common stock were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	As of June 30,
	2023	2022
Equity plan stock options outstanding	15,328	17,621
Equity plan stock options early exercised	79	409
RSUs outstanding	11,258	6,475
Restricted shares	180	302
Shares issuable pursuant to the ESPP	546	513
Total	27,391	25,320

(11) Restructuring

In April 2023, the Company authorized a restructuring plan (the “Restructuring Plan”) to reduce its global workforce to improve operational efficiencies and reduce operating costs. In connection with this reduction in workforce, the Company incurred non-recurring charges of $8.2 million related to employee transition, severance payments, employee benefits, and stock-based compensation, with all of the charges being incurred during the three months ended June 30, 2023.

These amounts are included in “Restructuring and other related charges” within our condensed consolidated statements of operations and comprehensive loss as they are incurred.

The condensed consolidated balance sheet as of June 30, 2023 includes $3.4 million of restructuring costs that are classified in accrued expenses.

Accrued restructuring and other related charges
Beginning balance as of January 1, 2023	$—
Accruals	7,224
Payments	(3,820)
Ending balance as of June 30, 2023	$3,404

(12) Subsequent Events

In July 2023, the Company issued 0.3 million RSUs to its employees with service-based vesting conditions. The service-based vesting condition for the majority of these awards are satisfied over three years. The grant date fair value of the RSUs issued in July 2023 was approximately $4.0 million.

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

Overview

Amplitude is a leading Digital Analytics Platform that provides self-service visibility into the entire customer journey. With Amplitude, organizations can build amazing product experiences, drive revenue growth, and win their categories. We work with over 2,300 paying customers of various sizes and stages of digital maturity, across many industries, including the teams behind some of the most-beloved digital products in the world. We have experienced significant growth in recent years, with approximately 700 employees in seven global offices.

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

As of June 30, 2023 and 2022, we had 2,344 and 1,836 paying customers, respectively, representing an increase of 28% year-over-year. Our relationship with some of the world’s most beloved product-led companies has resulted in increased brand credibility and access to many attractive growth opportunities.

We have been successful at efficiently growing our customer spend over time as evidenced by our dollar-based net retention rates. As of June 30, 2023 and 2022, our dollar-based net retention rate for the trailing twelve months was 108% and 126%, respectively, for paying customers. Additionally, our ending dollar-based net retention rate for paying customers as of June 30, 2023 and 2022, was 101% and 118%, respectively. We continue to increase the number of customers who have entered and grown into larger subscriptions with us.

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

Investing for Growth

Our investment for growth encompasses multiple critical areas, including product expansion, our sales force, sales support, partner ecosystem, and our international presence. We continue to evolve our technology to ensure that we are best serving our customers’ needs. We believe this will lead to continued increased retention and positive customer referrals that will continue to generate expansion opportunities within our existing installed base and from new customers. We plan to continue to invest in our research and development organization to maintain and strengthen our market leadership position, and we believe that attracting the best engineering talent will continue to be critical to our long-term success. As we continue to invest in our platform, we expect our research and development expenses to increase in dollar amount, and although we believe these expenses as a percentage of revenue will decrease over the longer term, these expenses as a percentage of revenue could increase in the short term.

We will continue to make strategic investments in our sales efforts to pursue attractive growth opportunities and ensure customer success, particularly with larger enterprises where we have experienced significant traction to date. We also plan to invest in our channel partners, such as independent software vendors, and resellers, to extend our reach faster than we could do on our own. As we continue to invest in our sales efforts, we expect our sales and marketing expenses to increase in dollar amount over time, and although we believe these expenses as a percentage of revenue will decrease over the longer term, these expenses as a percentage of revenue could increase in the short term.

Finally, we see opportunities to expand offices and headcount internationally to better service targeted international markets where we believe we have significant opportunity to accelerate existing traction and success. For the three and six months ended June 30, 2023, 39% of our revenue was generated outside the United States, respectively. As we seek to expand our business globally, we may be adversely affected by global economic and political instability. For example, as a result of the Russia-Ukraine war, we terminated certain relationships with customers in Russia and some of the businesses of our customers in the impacted regions have experienced disruptions that have affected their ability to pay for our services. See “Risk Factors–Risks Related to Our Business and Industry–Our operations are international in scope, and we plan further geographical expansion, creating a variety of operational challenges.”

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

	As of June 30,
	2023	2022	YoY Growth
	(dollar values in millions)
Paying Customers	2,344	1,836	28%
Annual Recurring Revenue	$268	$227	18%
Dollar-Based Net Retention Rate (TTM)	108%	126%

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

We calculate dollar-based net retention rate as of a period-end by starting with the ARR from the cohort of all customers as of 12 months prior to such period-end (the “Prior Period ARR”). We then calculate the ARR from these same customers as of the current period-end (the “Current Period ARR”). Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months but excludes ARR from new customers as well as any overage charges in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the dollar-based net retention rate (“NRR”). We then calculate the weighted average of the trailing 12-month dollar-based net retention rates, to arrive at the dollar-based net retention rate (“NRR (TTM)”).

Restructuring Plan

In April 2023, we authorized a restructuring plan (the “Restructuring Plan”) to reduce our global workforce by approximately 13% to improve operational efficiencies and reduce operating costs. We do not expect to incur additional expenses of any significance related to the Restructuring Plan in future periods.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Gross Profit	$50,587	$41,070	$97,877	$78,072
Non-GAAP Gross Profit	$52,544	$43,233	$102,048	$81,646

Gross Margin	75%	71%	73%	70%
Non-GAAP Gross Margin	78%	74%	76%	73%

Loss from Operations	$(30,887)	$(24,583)	$(60,060)	$(46,574)
Non-GAAP Loss from Operations	$(800)	$(8,999)	$(8,654)	$(16,725)

Loss from Operations Margin	(46)%	(42)%	(45)%	(42)%
Non-GAAP Loss from Operations Margin	(1)%	(15)%	(6)%	(15)%

Net Cash Provided by Operating Activities	$20,406	$10,642	$15,345	$2,353
Free Cash Flow	$19,315	$8,161	$13,477	$(1,435)

Net Cash Provided by Operating Activities Margin	30%	18%	11%	2%
Free Cash Flow Margin	29%	14%	10%	(1)%

Non-GAAP Gross Profit, Non-GAAP Gross Margin, Non-GAAP Loss from Operations, and Non-GAAP Loss from Operations Margin

We define non-GAAP gross profit and non-GAAP gross margin as U.S. GAAP gross profit and U.S. GAAP gross margin, respectively, excluding stock-based compensation expense and related employer payroll taxes, amortization of acquired intangible assets, and non-recurring costs such as restructuring and other related charges. Non-GAAP gross margin is calculated as non-GAAP gross profit divided by total revenue.

We define non-GAAP loss from operations and non-GAAP loss from operations margin as U.S. GAAP loss from operations and U.S. GAAP loss from operations margin, respectively, excluding stock-based compensation expense and related employer payroll taxes, amortization of acquired intangible assets, and non-recurring costs such as restructuring and other related charges. Non-GAAP loss from operations margin is calculated as non-GAAP loss from operations divided by total revenue.

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

Free Cash Flow and Free Cash Flow Margin

We define free cash flow as net cash provided by operating activities, less cash used for purchases of property and equipment and capitalized internal-use software costs. Free cash flow margin is calculated as free cash flow divided by total revenue. We believe that free cash flow and free cash flow margin are useful indicators of liquidity that provide information to management and investors, even if negative, about the amount of cash used in our operations other than that used for investments in property and equipment and capitalized internal-use software costs.

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

The following tables reconcile the most directly comparable U.S. GAAP financial measure to each of these non-GAAP financial measures.

Non-GAAP Gross Profit and Gross Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Gross profit	$50,587	$41,070	$97,877	$78,072
Add:
Stock-based compensation expense(1)	$1,687	$1,669	$3,479	$2,591
Acquired intangible assets amortization	$270	$494	$692	$983
Non-GAAP Gross Profit	$52,544	$43,233	$102,048	$81,646
Non-GAAP Gross Margin	78%	74%	76%	73%
(1)
Stock-based compensation expense-related charges include employer payroll tax-related expenses on employee stock transactions.

Non-GAAP Loss From Operations and Loss From Operations Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Loss from operations	$(30,887)	$(24,583)	$(60,060)	$(46,574)
Add:
Stock-based compensation expense(1)	$21,579	$15,090	$42,433	$28,866
Acquired intangible assets amortization	$314	$494	$779	$983
Restructuring and other related charges	$8,194	$—	$8,194	$—
Non-GAAP Loss from Operations	$(800)	$(8,999)	$(8,654)	$(16,725)
Non-GAAP Loss from Operations Margin	(1)%	(15)%	(6)%	(15)%

(1)
Stock-based compensation expense-related charges include employer payroll tax-related expenses on employee stock transactions, but exclude stock-based compensation costs included in Restructuring and other related charges.

Free Cash Flow and Free Cash Flow Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Net cash used in investing activities	$(1,091)	$(2,481)	$(1,868)	$(3,788)
Net cash provided by financing activities	990	1,442	2,399	4,015
Net cash provided by operating activities	20,406	10,642	15,345	2,353
Less:
Purchase of property and equipment	$(666)	$(1,812)	$(995)	$(2,525)
Capitalization of internal-use software costs	$(425)	$(669)	$(873)	$(1,263)
Free Cash Flow	$19,315	$8,161	$13,477	$(1,435)
Free Cash Flow Margin	29%	14%	10%	(1)%

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

Cost of Revenue

Cost of revenue consists primarily of the cost of providing our platform to our customers and consists of third-party hosting fees, personnel and related expenses for our operations and support personnel, and amortization of our capitalized internal-use software and acquired developed software. As we acquire new customers and existing customers increase their use of our platform, we expect that our cost of revenue will increase in dollar amount.

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

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel and related expenses are the most significant component of operating expenses and consist of salaries, benefits, stock-based compensation expense, and, in the case of sales and marketing expenses, sales commissions. Operating expenses also include an allocation of overhead costs for facilities and shared IT-related expenses. As we invest in our business, we expect our operating expenses to increase in dollar amount, and although we believe our operating expenses as a percentage of revenue will decrease over the longer term, operating expenses as a percentage of revenue could increase in the short term as we invest in product innovation and sales growth.

Research and Development

Research and development expenses consist primarily of personnel and related expenses. These expenses also include product design costs prior to the application development stage, third-party services and consulting expenses, software subscriptions, and allocated overhead costs for overhead used in research and development activities. A substantial portion of our research and development efforts are focused on enhancing our software, including researching ways to add new features and functionality to our platform. We anticipate continuing to invest in innovation and technology development, and as a result, we expect research and development expenses to continue to increase in dollar amount but to decrease as a percentage of revenue over the longer term, although the percentage may fluctuate from quarter to quarter depending on the extent and timing of product development initiatives. In the short term, research and development costs could increase as a percentage of revenue.

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

We continue to make strategic investments in our sales and marketing organization, and we expect sales and marketing expenses to remain our largest operating expense in dollar amount. We expect our sales and marketing expenses to continue to increase in dollar amount but to decrease as a percentage of revenue over the longer term, although the percentage may fluctuate from quarter to quarter depending on the extent and timing of our marketing initiatives. In the short term, sales and marketing costs could increase as a percentage of revenue.

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

We have also incurred certain expenses as part of operating as a publicly-traded company, including professional fees and other expenses. We expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on the Nasdaq Capital Market LLC and costs related to compliance and reporting obligations pursuant to the rules and regulations of the Securities and Exchange Commission. In addition, as a public company, we incur additional costs associated with accounting, compliance, insurance, and investor relations. As a result, we expect our general and administrative expenses to continue to increase in dollar amount over time but to generally decrease as a percentage of our revenue over the longer term, although the percentage may fluctuate from period to period depending on the timing and amount of our general and administrative expenses, including in the short term.

Restructuring and Other Related Charges

Restructuring and other related charges, related to the Restructuring Plan, consist primarily of charges related to employee transition, severance payments, employee benefits, and stock-based compensation. These expenses are not expected to recur.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Revenue	$67,767	$58,130	$134,244	$111,195
Cost of revenue(1)	17,180	17,060	36,367	33,123
Gross profit	50,587	41,070	97,877	78,072
Operating expenses:
Research and development(1)	22,435	20,306	46,143	36,807
Sales and marketing(1)	38,326	34,135	77,459	62,265
General and administrative(1)	12,519	11,212	26,141	25,574
Restructuring and other related charges(1)	8,194	—	8,194	—
Total operating expenses	81,474	65,653	157,937	124,646
Loss from operations	(30,887)	(24,583)	(60,060)	(46,574)
Other income (expense), net	3,307	293	6,445	379
Loss before provision for (benefit from) income taxes	(27,580)	(24,290)	(53,615)	(46,195)
Provision for (benefit from) income taxes	178	278	458	593
Net loss	$(27,758)	$(24,568)	$(54,073)	$(46,788)

(1)
Amounts include stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Cost of revenue	$1,687	$1,669	$3,479	$2,592
Research and development	9,309	7,383	17,888	11,667
Sales and marketing	7,466	3,206	13,834	6,445
General and administrative	2,648	2,578	5,866	7,635
Restructuring and other related charges	853	—	853	—
Total stock-based compensation expense	$21,963	$14,836	$41,920	$28,339

The following table sets forth the components of our condensed consolidated statements of operations and comprehensive loss data, for each of the periods presented, as a percentage of revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Cost of revenue	25%	29%	27%	30%
Gross margin	75%	71%	73%	70%
Operating expenses:
Research and development	33%	35%	34%	33%
Sales and marketing	57%	59%	58%	56%
General and administrative	18%	19%	19%	23%
Restructuring and other related charges	12%	—	6%	—
Total operating expenses	120%	113%	118%	112%
Loss from operations	(46)%	(42)%	(45)%	(42)%
Other income (expense), net	5%	1%	5%	*
Loss before provision for (benefit from) income taxes	(41)%	(42)%	(40)%	(42)%
Provision for (benefit from) income taxes	*	*	*	1%
Net loss	(41)%	(42)%	(40)%	(42)%

* Less than 1%

Note: Certain figures may not sum due to rounding

Comparison of Three Months Ended June 30, 2023 to Three Months Ended June 30, 2022

Revenue

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Revenue	$67,767	$58,130	$9,637	17%

Revenue increased $9.6 million, or 17%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase in revenue was primarily due to growth of our paying customer base of 28% and revenue generated from our existing paying customers as reflected by our NRR (TTM) of 108% as of June 30, 2023.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$17,180	$17,060	$120	1%
Gross margin	75%	71%	N/A	N/A

Cost of revenue increased $0.1 million, or 1%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was primarily due to an increase of $0.2 million in third-party hosting costs as we increased capacity to support paying customer usage and the growth of our paying customer base.

Gross margin increased during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 mainly due to a decrease in our third-party hosting costs as a percentage of revenue.

Operating Expenses

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Research and development	$22,435	$20,306	$2,129	10%
Sales and marketing	38,326	34,135	4,191	12%
General and administrative	12,519	11,212	1,307	12%
Restructuring and other related charges	8,194	—	8,194	*
Total operating expenses	$81,474	$65,653	$15,821	24%

__________

* Not meaningful

Research and Development

Research and development expenses increased $2.1 million, or 10%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was primarily due to a $2.0 million increase in stock-based compensation expenses and related payroll taxes associated with an increase in headcount and associated new hire grants.

Sales and Marketing

Sales and marketing expenses increased $4.2 million, or 12%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was primarily due to an increase of $4.4 million in stock-based compensation expenses and related payroll taxes and an increase of $1.7 million in personnel and related expenses, directly associated with an increase in headcount, including an increase in allocated overhead costs compared to the same period in the prior year. The increase was also attributable to an increase of $1.7 million in commissions related to an expansion of our customer base, contract value of deals, and sales team compared to the same period in the prior year. The increase was partially offset by a decrease of $3.8 million in marketing expenses related to expenses to support hosting of Amplify, our in-person and virtual product and growth conference held in the three months ended June 30, 2022 that was not repeated in the three months ended June 30, 2023.

General and Administrative

General and administrative expenses increased $1.3 million, or 12%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was primarily attributable to an increase of $0.8 million in personnel and related expenses directly associated with an increase in headcount, including an increase in allocated overhead costs.

Restructuring and Other Related Charges

Restructuring and other related charges were $8.2 million during the three months ended June 30, 2023, related to charges related to employee transition, severance payments, employee benefits, and stock-based compensation. We did not have related expenses in the three months ended June 30, 2022.

Other Income (Expense), Net

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Other income (expense), net	$3,307	$293	$3,014	*

* Not meaningful

Other income (expense), net increased $3.0 million during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was primarily related to a $3.0 million increase in interest income resulting from interest earned on the marketable securities held in the three months ended June 30, 2023 that were not held in the three months ended June 30, 2022.

Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$178	$278	$(100)	(36)%

Provision for (benefit from) income taxes decreased $0.1 million, or 36%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to an international tax withholding tax refund that resulted in less foreign taxes.

Comparison of Six Months Ended June 30, 2023 to Six Months Ended June 30, 2022

Revenue

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Revenue	$134,244	$111,195	$23,049	21%

Revenue increased $23.0 million, or 21%, during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase in revenue was primarily due to growth of our paying customer base of 28% and revenue generated from our existing paying customers as reflected by our NRR (TTM) of 108% as of June 30, 2023.

Cost of Revenue and Gross Margin

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$36,367	$33,123	$3,244	10%
Gross margin	73%	70%	N/A	N/A

Cost of revenue increased $3.2 million, or 10%, during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily due to an increase of $1.0 million in personnel and related expenses and $0.9 million in increased stock-based compensation expense directly associated with an increase in headcount, including an increase in allocated overhead costs and associated new hire grants. The increase was also related to an increase of $1.0 million in third-party hosting costs as we increased capacity to support paying customer usage and the growth of our paying customer base.

Our gross margin increased during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 mainly due to a decrease in our third-party hosting costs as a percentage of revenue.

Operating Expenses

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Research and development	$46,143	$36,807	$9,336	25%
Sales and marketing	77,459	62,265	15,194	24%
General and administrative	26,141	25,574	567	2%
Restructuring and other related charges	8,194	—	8,194	*
Total operating expenses	$157,937	$124,646	$33,291	27%

__________

* Not meaningful

Research and Development

Research and development expenses increased $9.3 million, or 25%, during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily due to a $6.5 million increase in stock-based compensation expenses and related payroll taxes associated with an increase in headcount and associated new hire grants. The increase in headcount also contributed to a $2.4 million increase in personnel and related expenses, including an increase in allocated overhead costs.

Sales and Marketing

Sales and marketing expenses increased $15.2 million, or 24%, during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily due to an increase of $6.4 million in personnel and related expenses and an increase of $7.8 million in stock-based compensation expenses and related payroll taxes directly associated with an increase in headcount, including an increase in allocated overhead costs, and associated new hire grants compared to the same period in the prior year. The increase was also attributable to an increase of $3.6 million in commissions related to an expansion of our customer base, contract value of deals, and sales team compared to the same period in the prior year. The increases were partially offset by a decrease of $3.5 million in marketing expenses related to expenses to support hosting of Amplify, our in-person and virtual product and growth conference held in the six months ended June 30, 2022 that was not repeated in the six months ended June 30, 2023.

General and Administrative

General and administrative expenses increased $0.6 million, or 2%, during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily attributable to an increase of $2.0 million in personnel and related expenses directly associated with an increase in headcount, including an increase in allocated overhead costs. The increase was partially offset by a decrease of $1.6 million in stock-based compensation expenses primarily due to non-recurring charges related to stock options incurred in the six months ended June 30, 2022 that did not recur in 2023.

Restructuring and Other Related Charges

Restructuring and other related charges were $8.2 million during the six months ended June 30, 2023, related to charges related to employee transition, severance payments, employee benefits, and stock-based compensation. We did not have related expenses in the six months ended June 30, 2022.

Other Income (Expense), Net

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Other income (expense), net	$6,445	$379	6,066	*

* Not meaningful

Other income (expense), net increased $6.1 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily related to a $6.0 million increase in interest income resulting from interest earned on the marketable securities held in the six months ended June 30, 2023 that were not held in the six months ended June 30, 2022.

Provision for (Benefit from) Income Taxes

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$458	$593	$(135)	(23)%

Provision for (benefit from) income taxes decreased $0.1 million, or 23%, during the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to an international tax withholding tax refund that resulted in less foreign taxes.

Liquidity and Capital Resources

Since inception, we have financed operations primarily through the net proceeds we have received from the sales of our preferred stock and common stock as well as cash generated from the sale of subscriptions to our platform. We have generated losses from our operations as reflected in our accumulated deficit of $327.2 million as of June 30, 2023. We generated positive cash flows from operating activities for the six months ended June 30, 2023; however, we have historically generated negative cash flows from operating activities. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support our platform, including growth in our customer base and customer usage, increased research and development expenses to support the growth of our business and related infrastructure, and increased general and administrative expenses to support being a publicly-traded company.

As of June 30, 2023, our principal sources of liquidity were cash and cash equivalents of $234.4 million and restricted cash of $0.9 million. We also had $84.4 million in marketable securities that provide additional capital resources. Additionally, a substantial source of our cash provided by operating activities is our deferred revenue, which is included on our condensed consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the term of the subscription agreement. As of June 30, 2023, we had $113.5 million of deferred revenue, all of which was recorded as a current liability. This deferred revenue will be recognized as revenue when or as the related performance obligations are met.

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

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$15,345	$2,353
Net cash used in investing activities	$(1,868)	$(3,788)
Net cash provided by financing activities	$2,399	$4,015

Operating Activities

Our largest source of operating cash is cash collection from sales of subscriptions to our paying customers. Our primary uses of cash from operating activities are for personnel and related expenses, marketing expenses, and third-party hosting-related and software expenses. For the current period we have generated positive cash flow from operating activities; however, in the last several years, we have generated negative cash flows from operating activities and have supplemented working capital requirements through net proceeds from the sale of preferred stock and common stock.

Net cash provided by operating activities of $15.3 million for the six months ended June 30, 2023 reflects our net loss of $54.1 million, adjusted by non-cash items such as stock-based compensation expense of $41.9 million, depreciation and amortization of $2.8 million, and non-cash operating lease costs of $2.0 million as well as net cash provided by changes in our operating assets and liabilities of $23.3 million. The net cash provided by changes in operating assets and liabilities primarily consisted of collections outpacing revenue recognized as evidenced through the net increase in cash of $11.5 million from changes in accounts receivable and deferred revenue. Additionally, decreases in prepaid expenses and other current and noncurrent assets of $6.4 million and an increase in accounts payable and accrued expenses of $8.5 million, also increased operating cash flows during the period.

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

Investing Activities

Net cash used in investing activities of $1.9 million for the six months ended June 30, 2023 consisted of $0.9 million of capitalized internal-use software development costs and $1.0 million in purchases of property and equipment.

Net cash used in investing activities of $3.8 million for the six months ended June 30, 2022 consisted of $1.3 million of capitalized internal-use software development costs and $2.5 million in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities of $2.4 million for the six months ended June 30, 2023 primarily consisted of $2.4 million in proceeds from the exercise of stock options.

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

Remaining Performance Obligations

Remaining performance obligations (“RPO”) as of June 30, 2023 and 2022, including the expected timing of recognition is as follows:

	As of June 30,
	2023	2022	% Change
Less than or equal to 12 months	$191,788	$170,173	13%
Greater than 12 months	54,559	57,413	(5)%
Total remaining performance obligations	$246,347	$227,586	8%

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

Contractual Obligations and Commitments

During the six months ended June 30, 2023, there were no material changes in our contractual obligations and other commitments outside of those disclosed in the 2022 Form 10-K. For further information on our commitments and contingencies, refer to Note 9 in the consolidated financial statements contained within the 2022 Form 10-K.

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

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. There have been no changes to our critical accounting policies and estimates, during the six months ended June 30, 2023 as compared to those disclosed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2022 Form 10-K.

Recent Accounting Pronouncements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds and U.S. government securities. As of June 30, 2023, we had cash and cash equivalents of $234.4 million and marketable securities, including non-current marketable securities, of $84.4 million. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and fair value of our investments. However, an immediate 10% increase or decrease in interest rates would not have a material effect on the fair value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Our revenue was $238.1 million for the fiscal year ended December 31, 2022 and $134.2 million and $111.2 million for the six months ended June 30, 2023 and 2022, respectively. However, you should not rely on our historical revenue growth as an indication of our future performance.

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

We have experienced net losses in each period since inception. We generated net losses of $93.4 million for the fiscal year ended December 31, 2022 and $54.1 million and $46.8 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $327.2 million. We expect our costs and expenses to increase in future periods. In particular, we intend to continue to invest significant resources in:

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

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers or potential customers. Our ability to grow our revenue and the profitability of our business depends, in part, on demand for software applications generally. Historically, during economic downturns there have been reductions in spending on software applications and services generally, as well as pressure for extended billing terms and other financial concessions. To the extent that economic conditions deteriorate in the United States or abroad, including as a result of inflationary pressures and the responses by central banking authorities to control such inflation, rising interest rates, debt and equity market fluctuations, recent and potential bank failures, diminished liquidity and credit availability, increased unemployment rates, decreased investor and consumer confidence, political turmoil, supply chain challenges, natural catastrophes and the effects of climate change, regional and global conflicts, and terrorist attacks on the United States, Europe, the Asia Pacific region, or elsewhere, our customers and prospective customers may go out of business or elect to decrease their budgets, which would limit our ability to grow our business and materially adversely affect our financial condition and results of operations. For example, historically high levels of inflation and rising interest rates in the United States have begun to affect businesses across many industries, including ours, by increasing the costs of labor, employee healthcare, components, and freight and shipping, which may further constrain our customers’ or prospective customers’ budgets. To the extent there is a sustained general economic downturn and our Digital Analytics Platform is perceived by customers or potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in spending on software applications. In addition, our competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers or prospective customers, and they may be less dependent on key industry events to generate sales for their products. Further, macroeconomic uncertainty may result in an increased pace of consolidation in certain industries. If this were to occur, such consolidation may result in reduced overall spending on our services, particularly if our customers are acquired by organizations that do not use our services. In connection with unfavorable macroeconomic conditions and the related impact on our customers, in April 2023, we authorized a restructuring plan to reduce our global workforce by approximately 13%. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, financial condition, and results of operations could be adversely affected.

Our recent restructuring plan may not result in anticipated savings or operational efficiencies and could result in total costs and expenses that are greater than expected, which could materially adversely affect our business, financial condition and results of operations.

In April 2023, we authorized a restructuring plan to reduce our global workforce, which is intended to improve operational efficiencies and reduce operating costs, which we believe will allow us to scale for the future, continue our path to profitability, and deliver on our long-term vision. In connection with this reduction in our workforce, we incurred non-recurring charges of $8.2 million in the quarter ended June 30, 2023.

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

We have experienced rapid growth in our business, personnel, and operations, which has placed, and may continue to place, significant demands on our management and operational and financial resources. Unfavorable conditions in the current macroeconomic environment have constrained growth in the economy generally, and in the software industry in particular, and many of our customers have consequently experienced a downturn in their business outlook. As a result of these factors, in April 2023, we approved a restructuring plan to reduce our global workforce to improve operational efficiencies and reduce operating cost. If economic conditions improve, we intend to continue to invest to expand our business, personnel, and operations, which may cause our margins to decline, and any investments we make will occur in advance of experiencing the benefits from such investments, making it difficult to determine in a timely manner if we are efficiently allocating our resources. As usage of our Digital Analytics Platform grows, we will need to devote additional resources to improving our platform’s features and functionality, developing or acquiring new products, and maintaining infrastructure performance. Even if we are able to upgrade our systems and expand our personnel, any such expansion will be expensive and complex, requiring management’s time and attention. We could also face inefficiencies or operational failures as a result of our efforts to scale our infrastructure. Moreover, there are inherent risks associated with upgrading, improving, and expanding our information technology systems. We cannot be sure that the expansion and improvements to our infrastructure and systems will be fully or effectively implemented on a timely basis, if at all. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support, to serve our growing customer base, particularly as our customer demographics change over time. Managing these changes will require significant expenditures and allocation of valuable management resources. If we fail to successfully manage our anticipated growth and changes to our business, the quality of our products may suffer, which could negatively affect our brand and reputation and harm our ability to attract new customers and retain existing customers. As we continue to grow, we may need to implement more complex organizational management structures or adapt our corporate culture and work environments to changing circumstances, which could have an adverse impact on our corporate culture. Any failure to preserve our culture could harm our business, including our ability to retain and recruit personnel, innovate and operate effectively, and execute on our business strategy.

Public health crises, such as pandemics or similar outbreaks, have impacted and could continue to have an adverse impact, on our business and operations, and the markets and communities in which we, our partners, and customers operate, and the impact of the pandemic is difficult to assess or predict.

Our business and operations, and the businesses and operations of our partners and customers, have been, and could in the future be, adversely impacted by public health crises, including the COVID-19 pandemic. Public health measures implemented to control COVID-19’s spread and severity substantially curtailed the movement of people, goods, and services worldwide, including regions where we and our partners and customers operate, and significantly impacted economic activity and financial markets. While we have developed and continue to develop strategies to help mitigate any continuing negative effects of the COVID-19 pandemic and other potential public health crises on our business and operations, such efforts may prove to be insufficient to adequately address the negative impacts of the COVID-19 pandemic and other potential public health crises. The duration and extent of the impact of the COVID-19 pandemic and other potential public health crises cannot be accurately assessed or predicted at this time, and could adversely impact our business, financial condition, and results of operations.

If our information technology systems are breached or there is otherwise unauthorized disclosure of or access to customer data, our data, or our platform, our platform may be perceived as insecure, we may lose customers or fail to attract new customers, our reputation and brand may be harmed, and we may incur significant liabilities.

Our platform stores, transmits, and processes our customers’ proprietary data, including personal or identifying information of their customers or employees. Unauthorized disclosure of, access to, or security breaches of our platform could result in the loss of data, loss of business, severe reputational damage adversely affecting customer or investor confidence, damage to our brand, diversion of management’s attention, regulatory investigations, and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, and other liabilities. We have incurred, and expect to continue to incur, significant expenses to prevent security breaches, including deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants. Even though we do not control the security measures of third parties who may have access to our customer data, our data, or our platform, we may be responsible for any breach of such measures or suffer reputational harm even where we do not have recourse to the third party that caused the breach. In addition, any failure by our vendors to comply with applicable law or regulations could result in proceedings against us by governmental entities or others.

Cyberattacks, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, malicious code, viruses, and social engineering (including phishing) are prevalent in our industry and our customers’ industries. In addition, we may experience attacks, unavailable systems, unauthorized access to systems or data, or disclosure due to employee theft or misuse, denial-of-service attacks, sophisticated nation-state and nation-state-supported actors, and advanced persistent threat intrusions. Electronic security attacks designed to gain access to personal, sensitive, or confidential data are constantly evolving, and such attacks continue to grow in sophistication. The techniques used to sabotage, or to obtain unauthorized access to, our platform, information technology systems, networks, or physical facilities in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. As a result of our continued hybrid work environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our and our service providers’ employees who are, and may continue, working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. We have previously been, and may in the future become, the target of cyberattacks by third parties seeking unauthorized access to our or our customers’ data or to disrupt our operations or ability to provide our services.

We and certain of our vendors are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our business operations, whether due to a loss, corruption, or unauthorized disclosure of our trade secrets, personal information, or other proprietary or sensitive information or other similar disruptions. Such event could also expose us to risks, including an inability to provide our services and fulfill contractual demands, and could cause management distraction and the obligation to devote significant financial and other resources to mitigate such problems, which would increase our future information security costs, including through organizational changes, deploying additional personnel, reinforcing administrative, physical, and technical safeguards, further training of employees, changing third-party vendor control practices, and engaging third-party subject matter experts and consultants and reduce the demand for our technology and services. Because data security is a critical competitive factor in our industry, we make numerous statements in our customer contracts, privacy policies, terms of service, and marketing materials providing assurances about the security of our platform, including detailed descriptions of security measures we employ. Should any of these statements be untrue or become untrue, even in circumstances beyond our reasonable control, we may face claims of misrepresentation or deceptiveness by the U.S. Federal Trade Commission (the “FTC”), state, federal, and foreign regulators, and private litigants.

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

Our business and continued growth depend in part on the ability of our customers and prospective customers to access our platform at any time and within an acceptable amount of time. Our agreements with customers typically provide for service-level commitments. If we are unable to meet these commitments or if we suffer unexcused periods of downtime for our platform, we may be contractually obligated to provide financial credits or extend the term of the subscription for the period of unexcused downtime, or our customers may be entitled to terminate their agreements and obtain a pro rata refund. We have in the past provided, and may in the future be required to provide, financial credits and pro rata refunds as a result of not being able to meet these commitments. We have experienced, and may in the future experience, disruptions, outages, defects, and other performance and quality problems with our platform. We have also experienced, and may in the future experience, disruptions, outages, defects, and other performance and quality problems with the public cloud and internet infrastructure on which our platform relies. These problems can be caused by a variety of factors, including infrastructure changes, introductions of new functionality, vulnerabilities, and defects in proprietary and open-source software, human error or misconduct, capacity constraints due to an overwhelming number of users accessing our platform simultaneously, design limitations, or denial-of-service attacks or other security-related incidents. The performance and availability of the cloud computing infrastructure that we use to host our platform and many of the internal tools we use to operate our business is outside our control; therefore, we are not in full control of whether we meet the service-level commitments under our customer agreements. As a result, our business, financial condition, and results of operations could be materially adversely affected if we suffer unscheduled downtime that exceeds the service-level commitments we have made to our customers. Any extended service outages could materially adversely affect our business and reputation.

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

We employ a go-to-market business model whereby a portion of our revenue is generated by sales through our channel partners, such as independent software vendors and resellers, that further expand the reach of our direct sales force into additional geographies, sectors, and industries. In particular, we have entered, and intend to continue to enter, into strategic sales distributor and reseller relationships in certain international markets where we do not have a local presence. We provide certain of our channel partners with specific training and programs to assist them in selling access to our Digital Analytics Platform, but there can be no assurance that these steps will be effective. In addition, if our channel partners are unsuccessful in marketing and selling access to our Digital Analytics Platform, it would limit our expansion into certain geographies, sectors, and industries. If we are unable to develop and maintain effective sales incentive programs for our channel partners, we may not be able to incentivize these partners to sell access to our Digital Analytics Platform to customers.

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

We have experienced rapid growth in our customer base since our inception. Although our growth strategy includes acquiring new customers across industries, company size, and stages of digital maturity, we believe there is a significant opportunity to continue to penetrate the largest global organizations. Sales to larger organizations involve risks that may not be present, or that are present to a lesser extent, with sales to smaller organizations, such as longer sales cycles, more complex customer requirements, substantial upfront sales costs, and less predictability in completing some of our sales. For example, enterprise customers, which we define as customers with more than 1,500 employees, may require considerable time to evaluate and test our Digital Analytics Platform prior to making a purchase decision and placing an order. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our Digital Analytics Platform, the discretionary nature of purchasing and budget cycles, and the competitive nature of evaluation and purchasing approval processes. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, may vary significantly from customer to customer, with sales to enterprises typically taking longer to complete. In recent periods, the average length of our sales cycle to enterprises was four to six months, as compared to one to two months to non-enterprise customers. In addition, larger organizations may demand more features and integration services. Sales to larger organizations also may increase the variability of our financial results. If we are unable to close one or more expected significant transactions with these customers in a particular period, or if an expected transaction is delayed until a subsequent period, our results of operations for that period, and for any future periods in which revenue from such transaction would otherwise have been recognized, may be adversely affected. If we fail to effectively manage these risks associated with sales cycles and sales to larger organizations, our business, financial condition, and results of operations may be materially adversely affected.

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

For the year ended December 31, 2022 and the six months ended June 30, 2023, 38% and 39% of our revenue was generated outside the United States, respectively. A component of our growth strategy involves the further expansion of our operations and customer base internationally, which will require significant dedication of management attention and financial resources. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. Our sales organization outside the United States is substantially smaller than our sales organization in the United States, and, to date, only a very small portion of our sales has been driven by resellers or other channel partners. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity and limited channel partners, we may be unable to effectively grow in international markets.

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
•
health epidemics, or other global political, social, or macroeconomic events, including the war in Ukraine, that could decrease economic activity in certain markets, decrease use of our products and services, or decrease our ability to import, export, or sell our products and services to existing or new customers in international markets;
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

The war in Ukraine could materially adversely affect our business, results of operations, and financial condition.

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

Although we have released our Amplitude CDP and Amplitude Experiment products, we currently derive, and expect to continue for some time to derive, substantially all of our revenue from our Amplitude Analytics product. As such, the continued growth in demand for, and market acceptance, of Amplitude Analytics is critical to our success. Demand for Amplitude Analytics and our other products and platform functionality is affected by a number of factors, many of which are beyond our control, such as continued market acceptance of our products by customers for existing and new use cases, the timing of development and release of new products, features, and functionality that are lower-cost alternatives introduced by us or our competitors, technological changes and developments within the markets we serve, and growth or contraction in our addressable markets. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our products, particularly our Amplitude Analytics product, our business, financial condition, and results of operations could be materially adversely affected.

We invest significantly in research and development, and to the extent our research and development investments do not translate into new products or material enhancements to our current products, or if we do not use those investments efficiently, our business, financial condition, and results of operations would be materially adversely affected.

For the year ended December 31, 2022 and the six months ended June 30, 2023 and 2022, our research and development expenses were 34%, 34%, and 33% of our revenue, respectively. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our business may be harmed. Moreover, research and development projects can be technically challenging and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling products and generate revenue, if any, from such investment. Additionally, anticipated customer demand for a product or service we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such product or service. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of products that are competitive in our current or future markets, our business, financial condition, and results of operations would be materially adversely affected.

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
•
obtain a license or enter into a royalty agreement, either of which may not be available on reasonable terms, or at all, in order to obtain the right to sell or use the relevant intellectual property; or
•
redesign the allegedly infringing products to avoid infringement, misappropriation, or violation, which could be costly, time-consuming, or impossible.

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

Risks Related to Regulatory Compliance and Legal Matters

We are subject to government regulation, including import, export control, economic, and trade sanctions, and anti-corruption laws and regulations, which may expose us to liability and increase our costs.

Our activities must be conducted in compliance with U.S. export controls, including the U.S. Department of Commerce’s Export Administration Regulations and economic and trade sanctions regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control. These regulations may limit the export of our products and provision of our services outside of the United States, or may require export authorizations, including by license, a license exception, or other appropriate government authorizations, including annual or semi-annual reporting and the filing of an encryption registration. Export control and economic sanctions laws may also include prohibitions on the sale or supply of certain of our products to embargoed or sanctioned countries, regions, governments, persons, and entities. In addition, various countries regulate the importation of certain products, through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products. The exportation, reexportation, and importation of our products and the provision of services, including by our partners, must comply with these laws or else we may be adversely affected, through reputational harm, government investigations, penalties, and a denial or curtailment of our ability to export our products or provide services. Complying with export control and sanctions laws may be time consuming and may result in the delay or loss of sales opportunities. Although we have controls designed to prevent our services from being used in violation of such laws, we are aware of a limited number of past occasions in which persons from U.S. sanctioned countries or regions appear to have accessed our platform. We have taken measures designed to prevent such situations from reoccurring, but there can be no guarantee that such measures will be successful in every case. If we are found to be in violation of U.S. sanctions or export control laws, it could result in substantial fines and penalties for us and for individuals working for us. Changes in export or import laws, or corresponding sanctions, may delay the introduction and sale of our services in international markets, or, in some cases, prevent the export or import of our services to certain countries, regions, governments, persons, or entities altogether, which could materially adversely affect our business, financial condition, and results of operations.

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

Violations of applicable anti-corruption, export controls, or economic and trade sanctions laws could subject us to significant sanctions, including civil or criminal fines and penalties, disgorgement of profits, injunctions, and debarment from government contracts, as well as related stockholder lawsuits and other remedial measures, all of which could adversely affect our reputation, business, financial condition, and results of operations. Violations or allegations of violations could also result in whistleblower complaints, adverse media coverage, and investigations, any of which could have a material adverse effect on our reputation, business, and results of operations.

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

We believe we do not currently have contracts directly with the entities or businesses on a sanctions-related list of designated persons maintained by OFAC, the U.S. Department of State, the United Nations Security Council, the European Union, any Member States of the European Union, or the United Kingdom, and we currently do not have facilities or employees in Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, or the so-called Luhansk People’s Republic. We are reviewing and monitoring our contractual relationships with suppliers and customers to establish whether any are implicated by applicable sanctions. However, given the range of possible outcomes, the full costs, burdens, and limitations on our and our customer’s and business partners’ businesses are currently unknown and may become significant. As a result, based on the extent and breadth of sanctions, export controls, and other measures that may be imposed and related effects in connection with the war in Ukraine, it is possible that our business, financial condition, and results of operations could be materially adversely affected.

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

We may incur significant expenses to comply with the laws, regulations, and other obligations that apply to us. For example, the GDPR imposes stringent data protection requirements for processing the personal data of individuals within the European Economic Area (the “EEA”), including certain disclosure requirements, limitations on retention of personal data, mandatory data breach notification requirements, and additional obligations. Non-compliance with the GDPR can trigger fines of up to the greater of €20 million or 4% of our global annual turnover. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the E.U. and the United States remains uncertain. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. We currently rely on the EU standard contractual clauses and the UK Addendum to the EU standard contractual clauses to transfer personal data outside the EEA and its member states, the UK, and/or Switzerland, including to the United States. Following a period of legal complexity and uncertainty regarding international personal data transfers, particularly to the United States, we expect the regulatory guidance and enforcement landscape to continue to develop, in relation to transfers to the United States and elsewhere. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames.

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

The data protection landscape is also rapidly growing and evolving in the United States. As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. For example, the California Consumer Privacy Act of 2018 (the “CCPA”) became effective on January 1, 2020. The CCPA requires companies that process information on California residents to make certain disclosures to consumers about their data collection, use, and sharing practices, allows consumers to opt out of certain data sharing with third parties and exercise certain individual rights regarding their personal information, provides a new private right of action for data breaches, and provides for penalties for noncompliance. Additionally, the California Privacy Rights Act (the “CPRA”) generally went into effect on January 1, 2023 and significantly amends the CCPA. It imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required. Similar laws have been passed in other states and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws may have potentially conflicting requirements that would make compliance challenging.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards (“NOLs”) to offset its post-change income or taxes may be limited. We have completed a Section 382 study through December 31, 2021 and have determined that none of our NOLs generated through December 31, 2021 will expire solely due to Section 382 limitations caused by ownership changes prior to December 31, 2021. However, we may have experienced ownership changes after December 31, 2021, and may experience ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. Such a change or changes could limit the amount of NOLs that we can utilize annually to offset future taxable income. Subsequent changes to the U.S. tax rules in respect of the utilization of NOLs may further affect the limitation in future years. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

The dual class structure of our common stock has the effect of concentrating voting control with our existing stockholders, executive officers, and directors and their affiliates, which limits your ability to influence the outcome of important transactions and to influence corporate governance matters, such as electing directors, and to approve material mergers, acquisitions, or other business combination transactions that may not be aligned with your interests.

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

We cannot predict whether our dual class structure, combined with the concentrated control of our stockholders who held our capital stock prior to the listing of our Class A common stock on the Nasdaq Capital Market, including our executive officers, employees, and directors and their affiliates, will result in a lower or more volatile trading price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple class share structures in certain of their indices. In July 2017, FTSE Russell and Standard & Poor’s announced that they would cease to allow most newly public companies utilizing dual or multiple class capital structures to be included in their indices. Under the announced policies, our dual class capital structure would make us ineligible for inclusion in any of these indices. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the trading price of our Class A common stock could be adversely affected.

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

In addition, we have filed registration statements to register all shares subject to options and RSUs outstanding or reserved for future issuance under our equity compensation plans. As of June 30, 2023, we had options outstanding that, if fully exercised, would result in the issuance of 15,327,959 shares of Class A common stock, as well as 11,257,571 shares of Class A common stock subject to RSU awards.

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

As our company grows and evolves, we may need to implement more complex organizational management structures, adapt our corporate culture and work environments, streamline our organization, or adjust the size and structure of our workforce to scale for the future and execute our long-term growth plan. For example, in April 2023, we approved a restructuring plan to reduce our global workforce. These changes could have an adverse impact on our corporate culture and employee morale, which could, in turn, adversely affect our reputation as an employer and harm our ability to retain and recruit personnel. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and growth prospects could be materially adversely affected.

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

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, Nasdaq rules, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel need to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will continue to incur as a public company or the specific timing of such costs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On June 9, 2023, Eric Vishria, our director, adopted a Rule 10b5-1 trading arrangement, as Trustee to The Vishria Revocable Trust, that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 210,500 shares of the Company’s Class A Common Stock until June 9, 2024.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant.	8-K	001-40817	3.1	9/21/2021
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-40817	3.2	9/21/2021
4.1	Specimen Stock Certificate evidencing the shares of Class A Common Stock.	S-1	333-259168	4.2	8/30/2021
4.2	Specimen Stock Certificate evidencing the shares of Class B Common Stock.	S-8	333-259698	4.4	9/21/2021
4.3	Amended and Restated Investors’ Rights Agreement, dated as of May 28, 2021, as amended, by and among the Registrant and certain of its stockholders.	S-1	333-259168	4.3	8/30/2021
10.1#	Section 16 Bonus Plan					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

Amplitude, Inc.

Date: August 8, 2023	By:	/s/ Spenser Skates
Spenser Skates
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Christopher Harms
Christopher Harms
Chief Financial Officer (Principal Financial and Accounting Officer)