Form 10-Q
period 2023-09-30
Amplitude, Inc.
filed 2023-11-07
CIK 1866692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023, there were 83,668,476 shares of the registrant's Class A common stock and 35,381,622 shares of the registrant's Class B common stock, each with a $0.00001 par value per share, outstanding.

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
•
anticipated savings or operational efficiencies and charges in connection with our restructuring plan;
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
•
If the market for SaaS applications develops more slowly than we expect or declines, our business would be materially adversely affected.
•
Our intellectual property rights may not protect our business or provide us with a competitive advantage, which could have a material adverse effect on our business, financial condition, and results of operations.
•
We are subject to government regulation, including import, export control, economic sanctions, and trade sanctions, and anti-corruption laws and regulations, which may expose us to liability and increase our costs.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AMPLITUDE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(unaudited)

	As of September 30, 2023	As of December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$238,525	$218,494
Marketable securities, current	82,952	11,971
Accounts receivable, net of allowance for doubtful accounts of $643 and $690 as of September 30, 2023 and December 31, 2022, respectively	32,810	22,716
Prepaid expenses and other current assets	19,593	20,335
Deferred commissions, current	12,294	10,918
Total current assets	386,174	284,434
Marketable securities, noncurrent	2,379	71,217
Property and equipment, net	9,807	9,408
Intangible assets, net	926	2,022
Goodwill	4,073	4,073
Restricted cash, noncurrent	865	855
Deferred commissions, noncurrent	25,117	25,799
Operating lease right-of-use assets	7,371	9,593
Other noncurrent assets	4,566	6,354
Total assets	$441,278	$413,755
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,234	$490
Accrued expenses	27,233	18,699
Deferred revenue	109,019	89,993
Total current liabilities	142,486	109,182
Operating lease liabilities, noncurrent	4,516	7,093
Noncurrent liabilities	2,702	2,511
Total liabilities	149,704	118,786
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value per share; 20,000 shares authorized as of September 30, 2023 and December 31, 2022; zero shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.00001 par value per share; 600,000 shares authorized as of September 30, 2023 and December 31, 2022, 83,378 and 76,351 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1	1
Class B common stock, $0.00001 par value per share; 600,000 shares authorized as of September 30, 2023 and December 31, 2022; 35,418 and 37,848 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	637,157	568,889
Accumulated other comprehensive loss	(597)	(754)
Accumulated deficit	(344,987)	(273,167)
Total stockholders’ equity	291,574	294,969
Total liabilities and stockholders’ equity	$441,278	$413,755

See accompanying notes to condensed consolidated financial statements.

AMPLITUDE, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue	$70,637	$61,614	$204,881	$172,809
Cost of revenue	17,291	18,076	53,658	51,199
Gross profit	53,346	43,538	151,223	121,610
Operating expenses:
Research and development	21,797	21,590	67,940	58,397
Sales and marketing	38,475	32,528	115,934	94,793
General and administrative	13,997	13,610	40,138	39,184
Restructuring and other related charges	—	—	8,194	—
Total operating expenses	74,269	67,728	232,206	192,374
Other income (expense), net	3,444	1,442	9,889	1,821
Loss before provision for (benefit from) income taxes	(17,479)	(22,748)	(71,094)	(68,943)
Provision for (benefit from) income taxes	268	(204)	726	389
Net loss	$(17,747)	$(22,544)	$(71,820)	$(69,332)
Net loss per share attributable to Class A and Class B common stockholders:
Basic and diluted	$(0.15)	$(0.20)	$(0.62)	$(0.63)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders:
Basic and diluted	117,902	112,016	116,160	110,876

Other comprehensive loss
Net unrealized gains (losses) on marketable securities	$267	$(580)	$158	$(580)
Comprehensive loss	$(17,480)	$(23,124)	$(71,662)	$(69,912)

See accompanying notes to condensed consolidated financial statements.

AMPLITUDE, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(unaudited)

	Class A and Class B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2022	114,199	$1	$568,889	$(754)	$(273,167)	$294,969
Stock-based compensation expense	—	—	20,409	—	—	20,409
Exercise of stock options	554	—	1,687	—	—	1,687
Vesting of early exercised stock options	—	—	198	—	—	198
Vesting of restricted stock units	875	—	—	—	—	—
Repurchase of unvested stock options	(46)	—	—	—	—	—
Net loss	—	—	—	—	(26,315)	(26,315)
Other comprehensive income (loss), net	—	—	—	272	—	272
Balance at March 31, 2023	115,582	$1	$591,183	$(482)	$(299,482)	$291,220
Stock-based compensation expense	—	—	22,300	—	—	22,300
Exercise of stock options	228	—	699	—	—	699
Issuance of common stock under employee stock purchase plan	302	—	2,564	—	—	2,564
Vesting of early exercised stock options	—	—	207	—	—	207
Vesting of restricted stock units	1,378	—	—	—	—	—
Net loss	—	—	—	—	(27,758)	(27,758)
Other comprehensive income (loss), net	—	—	—	(382)	—	(382)
Balance at June 30, 2023	117,490	$1	$616,953	$(864)	$(327,240)	$288,850
Stock-based compensation expense	—	—	23,593	—	—	23,593
Exercise of stock options	528	—	1,183	—	—	1,183
Vesting of early exercised stock options	—	—	155	—	—	155
Vesting of restricted stock units	1,193	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units	(415)	—	(4,727)	—	—	(4,727)
Net loss	—	—	—	—	(17,747)	(17,747)
Other comprehensive income (loss), net	—	—	—	267	—	267
Balance at September 30, 2023	118,796	$1	$637,157	$(597)	$(344,987)	$291,574

AMPLITUDE, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(unaudited)

	Class A and Class B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2021	109,876	$1	$486,354	$—	$(179,807)	$306,548
Stock-based compensation expense	—	—	13,785	—	—	13,785
Exercise of stock options	1,603	—	3,977	—	—	3,977
Vesting of early exercised stock options	—	—	743	—	—	743
Vesting of restricted stock units	31	—	—	—	—	—
Repurchase of unvested stock options	(3)	—	—	—	—	—
Cumulative impact of Topic 842 adoption	—	—	—	—	17	17
Net loss	—	—	—	—	(22,220)	(22,220)
Balance at March 31, 2022	111,507	$1	$504,859	$—	$(202,011)	$302,849
Stock-based compensation expense	—	—	15,155	—	—	15,155
Exercise of stock options	329	—	1,176	—	—	1,176
Issuance of common stock under employee stock purchase plan	176	—	2,553	—	—	2,553
Vesting of early exercised stock options	—	—	889	—	—	889
Vesting of restricted stock units	286	—	—	—	—	—
Repurchase of unvested stock options	(4)	—	—	—	—	—
Net loss	—	—	—	—	(24,568)	(24,568)
Balance at June 30, 2022	112,294	$1	$524,632	$—	$(226,579)	$298,054
Stock-based compensation expense	—	—	18,701	—	—	18,701
Exercise of stock options	307	—	1,044	—	—	1,044
Vesting of early exercised stock options	—	—	361	—	—	361
Vesting of restricted stock units	504	—	—	—	—	—
Net loss	—	—	—	—	(22,544)	(22,544)
Other comprehensive loss, net	—	—	—	(580)	—	(580)
Balance at September 30, 2022	113,105	$1	$544,738	$(580)	$(249,123)	$295,036

See accompanying notes to condensed consolidated financial statements.

AMPLITUDE, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(71,820)	$(69,332)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,200	3,226
Stock-based compensation expense	65,005	46,831
Other	(934)	(62)
Non-cash operating lease costs	2,948	2,758
Changes in operating assets and liabilities:
Accounts receivable	(10,776)	(10,890)
Prepaid expenses and other current assets	635	(793)
Deferred commissions	(694)	(7,588)
Other noncurrent assets	1,787	3,636
Accounts payable	5,754	(1,173)
Accrued expenses	11,080	8,923
Deferred revenue	19,027	26,166
Operating lease liabilities	(2,903)	(2,488)
Net cash provided by (used in) operating activities	23,309	(786)
Cash flows from investing activities:
Purchases of marketable securities	—	(59,712)
Purchase of property and equipment	(995)	(3,012)
Capitalization of internal-use software costs	(1,349)	(1,523)
Cash paid for acquisitions, net of cash acquired	—	(394)
Net cash provided by (used in) investing activities	(2,344)	(64,641)
Cash flows from financing activities:
Proceeds from the exercise of stock options	3,569	6,209
Cash received for tax withholding obligations on equity award settlements	13,030	14,026
Cash paid for tax withholding obligations on equity award settlements	(16,875)	(14,988)
Repurchase of unvested stock options	(648)	(15)
Net cash provided by (used in) financing activities	(924)	5,232
Net increase (decrease) in cash, cash equivalents, and restricted cash	20,041	(60,195)
Cash, cash equivalents, and restricted cash at beginning of period	219,349	308,295
Cash, cash equivalents, and restricted cash at end of period	$239,390	$248,100
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$332	$201
Non-cash investing and financing activities:
Vesting of early exercised options	$560	$1,993
Purchases of property and equipment included in liabilities	$—	$302
Stock-based compensation capitalized as internal-use software costs	$1,297	$810

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

No customer accounted for 10% or more of total revenue for the three and nine months ended September 30, 2023 and 2022. As of the quarter ended September 30, 2023, one customer represented 15% of accounts receivable. As of the year ended December 31, 2022, no customer represented 10% or more of accounts receivable.

Significant Accounting Policies

The Company's significant accounting policies are described in the 2022 Form 10-K. There have been no significant changes to these policies that have had a material impact on the Company’s condensed consolidated financial statements and related notes for the nine months ended September 30, 2023.

(2)
Revenue from Contracts with Customers

Deferred Revenue and Remaining Performance Obligations

The amount of revenue recognized in the nine months ended September 30, 2023 that was included in deferred revenue as of December 31, 2022 was $87.3 million.

As of September 30, 2023 and December 31, 2022, unrecognized transaction price related to remaining performance obligations was $237.6 million and $248.2 million, respectively. The Company’s remaining performance obligations as of September 30, 2023 and December 31, 2022 are expected to be recognized as follows (in thousands):

	As of September 30, 2023	As of December 31, 2022

Less than or equal to 12 months	$186,765	$190,595
Greater than 12 months	50,815	57,581
Total remaining performance obligations	$237,580	$248,176

Disaggregation of Revenue

The following table shows the Company’s disaggregation of revenue by geographic areas, as determined based on the address of the Company's customers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$42,748	$37,399	$124,937	$106,394
International	27,889	24,215	79,944	66,415
Total revenue	$70,637	$61,614	$204,881	$172,809

Deferred Commissions

Commissions paid upon the initial acquisition of a contract are deferred and then amortized on a straight-line basis over a period of benefit, determined to be five years. The following table represents a roll forward of the Company’s deferred commissions for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$37,531	$33,580	$36,717	$28,685
Additions to deferred commissions	2,983	5,244	9,458	14,501
Amortization of deferred commissions	(3,103)	(2,551)	(8,764)	(6,913)
Ending balance	37,411	36,273	37,411	36,273
Deferred commissions, current portion	12,294	10,526	12,294	10,526
Deferred commissions, net of current portion	25,117	25,747	25,117	25,747
Total deferred commissions	$37,411	$36,273	$37,411	$36,273

(3)
Balance Sheet Components

The following tables show the Company’s financial statement details as of September 30, 2023 and December 31, 2022.

Cash, Cash Equivalents and Restricted Cash

The following table represents the Company's cash, cash equivalents, and restricted cash at each period end (in thousands):

	As of September 30,		As of December 31,
	2023	2022	2022	2021
Cash and cash equivalents	$238,525	$247,248	$218,494	$307,445
Restricted cash, noncurrent	865	852	855	$850
Total cash, cash equivalents, and restricted cash	$239,390	$248,100	$219,349	$308,295

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2023	2022
Prepaid hosting	$10,587	$9,759
Other prepaid expenses and other assets	9,006	10,576
Total prepaid expense and other current assets	$19,593	$20,335

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2023	2022
Accrued hosting	$6,463	$289
Accrued commission	5,205	4,494
Accrued payroll and employee related taxes	2,474	1,580
Accrued restructuring and other related charges	164	—
Accrued sales tax	252	338
Liability from early exercised stock options	174	1,382
2021 Employee Stock Purchase Plan withholding	2,229	1,185
Operating lease liabilities, current	4,339	3,997
Other accrued liabilities	5,933	5,434
Total accrued expenses	$27,233	$18,699

(4)
Fair Value Measurements

The following table summarizes, for financial assets measured at fair value, the respective fair value and classification by level of input within the fair value hierarchy (in thousands):

	As of September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$196,563	$—	$—	$196,563
Level 2:
Available-for-sale securities
U.S. governmental securities	85,928	—	(597)	85,331
Total	$282,491	$—	$(597)	$281,894

	As of December 31, 2022

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$168,730	$—	$—	$168,730
Level 2:
Available-for-sale securities
U.S. governmental securities	83,942	—	(754)	83,188
Total	$252,672	$—	$(754)	$251,918

(1)
Included in “Cash and cash equivalents” in the Company’s condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, in addition to cash of $42.0 million and $49.8 million, respectively.

The Company uses quoted prices in active markets for identical assets to determine the fair value of the Company's Level 1 investments. The fair value of the Company's Level 2 investments is determined using pricing based on quoted market prices or alternative market observable inputs.

The fair value of the Company's available-for-sale securities as of September 30, 2023, by remaining contractual maturities, was as follows (in thousands):

As of September 30, 2023
Due in one year or less	$82,952
Due in greater than one year	2,379
Total	$85,331

(5)
Intangible Assets, Net

Intangible Assets Other Than Goodwill

Intangible assets, net consisted of the following (in thousands):

	As of September 30, 2023			As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology	$5,550	$(5,019)	$531	$5,550	$(4,153)	$1,397
Customer related	931	(536)	395	931	(306)	625
Intangible assets, net	$6,481	$(5,555)	$926	$6,481	$(4,459)	$2,022

Amortization expense of intangible assets was $0.3 million and $1.1 million for the three and nine months ended September 30, 2023, respectively, and $0.5 million and $1.5 million for the three and nine months ended September 30, 2022, respectively.

As of September 30, 2023, future amortization expense is expected to be as follows (in thousands):

Amount
Remainder of 2023	$317
2024	509
2025	100
2026	—
2027	—
Total	$926

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

The Company has reserved shares of its common stock as follows:

	As of September 30, 2023	As of December 31, 2022

2014 Stock Option and Grant Plan and 2021 Incentive Award Plan:
Equity plan stock options outstanding	14,941,912	16,767,752
RSUs outstanding	11,661,484	9,914,125
Shares available for future issuance	18,268,935	16,774,634
2021 Employee Stock Purchase Plan:
Shares available for future issuance	4,251,616	3,411,791
Total reserved shares	49,123,947	46,868,302

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

2021 Incentive Award Plan

In August 2021, the Company's board of directors adopted, and its stockholders approved, the 2021 Plan, which became effective in connection with the Direct Listing. The 2021 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSU awards, performance bonus awards, performance stock units, dividend equivalent awards and other forms of equity compensation (collectively, “equity awards”). As of September 30, 2023, a total of 18,268,935 shares of the Company's Class A common stock have been reserved for issuance under the 2021 Plan in addition to (i) any shares available for issuance under the 2014 Plan as of the effective date of the 2021 Plan, (ii) the number of shares represented by awards outstanding under the Company's 2014 Plan (“Prior Plan Awards”) that become available upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class A common stock underlying outstanding stock awards granted under the 2014 Plan, and (iii) an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (A) 5% of the shares of the Company's common stock outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the Company's board of directors; provided, however, that no more than 88,000,000 shares of stock may be issued upon the exercise of incentive stock options.

Stock Option Awards

Stock options granted under the 2014 Plan and the 2021 Plan (collectively, the “combined stock plans”) generally vest based on continued service over four years.

Option activity under the Company's combined stock plans for the nine months ended September 30, 2023 is set forth below:

			Weighted
		Weighted	average	Aggregate
	Outstanding	average	remaining	intrinsic
	stock	exercise	contractual	value
	options	price	life (years)	(in thousands)
Balances as of December 31, 2022	16,767,752	$4.19	7.19	$132,298
Granted	425,352	11.94
Exercised	(1,310,414)	2.72
Cancelled/forfeited	(940,778)	7.03
Balances as of September 30, 2023(1)	14,941,912	$4.36	6.53	$107,673
Exercisable as of September 30, 2023(2)	12,693,443	$3.62	6.28	$100,956

(1)
As no forfeitures are estimated due to the Company’s adoption of ASU No. 2016-09, all options are vested or expected to vest. As of September 30, 2023, no options were outstanding that were subject to a future performance condition.
(2)
Exercisable shares include vested options as well as unvested shares that can be early exercised.

The aggregate intrinsic values of options are calculated as the difference between the exercise price of the options and the market price for shares of the Company’s Class A common stock as of each period-end. The total intrinsic value of options exercised for the nine months ended September 30, 2023 and 2022 was $11.6 million and $28.4 million, respectively.

Stock options granted during the nine months ended September 30, 2023 and 2022 had a weighted average grant date fair value of $6.69 per share and $8.27 per share, respectively. The fair value of options granted is being expensed over the vesting period of the options on a straight-line basis as the services are being provided. No tax benefits were realized from options during the periods.

As of September 30, 2023, total unrecognized stock-based compensation expense related to options outstanding under the combined stock plans was $13.7 million. This unrecognized expense as of September 30, 2023 is expected to be recognized over the weighted average remaining vesting period of 2.38 years. As of September 30, 2023, the Company had 342,000 shares of non-employee stock options outstanding under the combined stock plans.

The fair value of each option granted to employees under the 2021 Plan is estimated on the grant date using the Black-Scholes pricing model.

Restricted Stock Units

RSUs granted under the 2021 Plan generally vest based on continued service. RSUs granted pursuant to the 2014 Plan vest according to a service condition as well as a performance condition, through a liquidity event, including (i) a change in control of the Company or (ii) the initial public offering of the Company’s equity securities, following which the securities shall be publicly traded, which includes a direct listing. As a result of the Direct Listing, the performance condition for all RSUs granted pursuant to the 2014 Plan has been met. During the three and nine months ended September 30, 2023, the Company recorded $20.7 million and $55.9 million in stock-based compensation expense related to RSUs, respectively. During the three and nine months ended September 30, 2022, the Company recorded $13.5 million and $29.8 million in stock-based compensation expense related to RSUs, respectively.

As of September 30, 2023, total unrecognized stock-based compensation expense related to RSUs was $161.3 million. This unrecognized expense as of September 30, 2023 is expected to be recognized over the weighted average remaining vesting period of 2.25 years. As of September 30, 2023, the Company had 176,205 shares of non-employee RSUs outstanding under the combined stock plans.

RSU activity during the nine months ended September 30, 2023 was as follows:

	Restricted stock units	Weighted-average grant date fair value per share
Balance as of December 31, 2022	9,914,125	$19.14
Granted	7,400,541	12.09
Vested	(3,446,063)	17.66
Cancelled/forfeited	(2,207,119)	18.40
Balance as of September 30, 2023	11,661,484	$15.24

2021 Employee Stock Purchase Plan

In August 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective in connection with the Direct Listing. The ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. As of September 30, 2023, a total of 4,251,616 shares of the Company’s Class A common stock have been reserved for future issuance under the ESPP, in addition to any annual automatic evergreen increases in the number of shares of Class A common stock reserved for future issuance under the ESPP. The ESPP offers employees the option to purchase shares through a series of consecutive 12-month offering periods on each May 15th and November 15th (with two six-month purchase periods during each offering period). The price at which Class A common stock is purchased under the ESPP is equal to the lower of (i) 85% of the closing trading price per share of the Company's Class A common stock on the first trading date of an offering period in which a participant is enrolled or (ii) 85% of the closing trading price per share on the purchase date, which will occur on the last trading day of each purchase period, or such other price designated by the administrator.

The initial offering period under the ESPP was longer than 12 months, commencing on September 28, 2021 and ending on November 14, 2022. The first purchase period commenced on September 28, 2021 and ended on May 14, 2022. The ESPP offers a rollover feature pursuant to which, if the fair market value of a share of Class A common stock on the first purchase date is lower than the fair market value on the first trading day of the offering period, the respective offering period will terminate and each participant will be automatically enrolled in the offering period that commences immediately following the purchase date. In accordance with the rollover feature, immediately following the conclusion of each purchase period since the initial purchase period on May 14, 2022, the corresponding offering periods were terminated and participants were automatically enrolled in a new 12-month offering period. The impact of the rollover feature did not result in material incremental compensation cost for the nine months ended September 30, 2023.

As of September 30, 2023, 0.7 million shares have been purchased under the ESPP. During the three and nine months ended September 30, 2023, the Company recognized $0.6 million and $1.9 million of stock-based compensation expense related to the ESPP, respectively. During the three and nine months ended September 30, 2022, the Company recognized $1.5 million and $4.5 million of stock-based compensation expense related to the ESPP, respectively. As of September 30, 2023, total unrecognized compensation cost related to the ESPP was $1.3 million, which will be amortized over a weighted average period of 0.49 years.

Stock-based compensation expense, net of actual forfeitures is reflected in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Cost of revenue	$1,947	$1,793	$5,426	$4,385
Research and development	9,285	7,486	27,173	19,153
Sales and marketing	7,843	5,029	21,677	11,474
General and administrative	4,010	4,184	9,876	11,819
Restructuring and other related charges	—	—	853	—
Total stock-based compensation expense	$23,085	$18,492	$65,005	$46,831

(7)
Income Taxes

The Company had an effective tax rate of (1.5)% and (1.0)% for the three and nine months ended September 30, 2023, respectively, and 0.9% and (0.6)% for the three and nine months ended September 30, 2022, respectively. The Company continues to incur U.S. operating losses and has minimal profits in its foreign jurisdictions.

During the three and nine months ended September 30, 2023 and 2022, the Company evaluated all available evidence, both positive and negative, including historical levels of income, and expectations and risks associated with estimates of future taxable income, and determined that it is more likely than not that its net deferred tax assets will not be realized in the United States. Due to uncertainties surrounding the realization of the deferred tax assets, the Company continues to maintain a full valuation allowance against its net deferred tax assets within the United States.

(8)
Operating Leases

Supplemental cash flow information related to operating leases was as follows (in thousands):

Nine Months Ended September 30,
2023
Right-of-use assets obtained in exchange for new operating lease liabilities	$504
Cash paid for operating lease liabilities	$2,903

Future minimum lease payments under non-cancellable operating leases with initial lease terms in excess of one year included in the Company’s lease liabilities as of September 30, 2023 were as follows (in thousands):

Year ending December 31:
Remainder of 2023	$1,186
2024	4,277
2025	3,303
2026	379
2027 and thereafter	—
Total undiscounted operating lease payments	$9,145
Less: imputed interest	(290)
Total operating lease liabilities	$8,855

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net loss attributable to Class A and Class B common stockholders	$(17,747)	$(22,544)	$(71,820)	$(69,332)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	117,902	112,016	116,160	110,876
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.15)	$(0.20)	$(0.62)	$(0.63)

The following potential shares of common stock were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	As of September 30,
	2023	2022
Equity plan stock options outstanding	14,942	17,398
Equity plan stock options early exercised	42	314
RSUs outstanding	11,661	9,086
Restricted shares	155	271
Shares issuable pursuant to the ESPP	498	465
Total	27,298	27,534

(11) Restructuring

In April 2023, the Company authorized a restructuring plan (the “Restructuring Plan”) to reduce its global workforce to improve operational efficiencies and reduce operating costs. In connection with the Restructuring Plan, the Company incurred non-recurring charges of $8.2 million related to employee transition, severance payments, employee benefits, and stock-based compensation, with all of the charges being incurred during the three months ended June 30, 2023, and no additional charges being incurred during the three months ended September 30, 2023.

These amounts are included in “Restructuring and other related charges” within the Company's condensed consolidated statements of operations and comprehensive loss as they are incurred, and included in “Accrued expenses” within the Company's condensed consolidated balance sheet if a liability exists as of the respective balance sheet date.

The following table summarizes the Company’s restructuring liabilities (in thousands):

Accrued restructuring and other related charges
Beginning balance as of January 1, 2023	$—
Accruals	7,224
Payments	(7,060)
Ending balance as of September 30, 2023	$164

(12) Subsequent Events

In October 2023, the Company issued 0.4 million RSUs to its employees with service-based vesting conditions. The service-based vesting condition for the majority of these awards are satisfied over three years. The grant date fair value of the RSUs issued in October 2023 was approximately $3.6 million.

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

Overview

Amplitude is a leading Digital Analytics Platform that provides self-service visibility into the entire customer journey. With Amplitude, organizations can build amazing product experiences, drive revenue growth, and win their categories. We work with almost 2,500 paying customers of various sizes and stages of digital maturity, across many industries, including the teams behind some of the most-beloved digital products in the world. We have experienced significant growth in recent years, with approximately 675 employees in seven global offices.

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

As of September 30, 2023 and 2022, we had 2,471 and 1,913 paying customers, respectively, representing an increase of 29% year-over-year. Our relationship with some of the world’s most beloved product-led companies has resulted in increased brand credibility and access to many attractive growth opportunities.

We have been successful at efficiently growing our customer spend over time as evidenced by our dollar-based net retention rate for the trailing twelve months. As of September 30, 2023 and 2022, our dollar-based net retention rate for the trailing twelve months was 105% and 123%, respectively, for paying customers. Additionally, our ending dollar-based net retention rate for paying customers as of September 30, 2023 and 2022, was 99% and 113%, respectively.

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

Investing for Growth

Our investment for growth encompasses multiple critical areas, including product expansion, our sales force, sales support, partner ecosystem, and our international presence. We continue to evolve our technology and product offerings, to ensure that we are best serving our customers’ needs. For example, in October we introduced Plus to bring the full power of digital analytics to every team for less. We believe the evolution of our technology and product offerings will lead to continued increased retention and positive customer referrals that will continue to generate expansion opportunities within our existing installed base and from new customers. We plan to continue to invest in our research and development organization to maintain and strengthen our market leadership position, and we believe that attracting the best engineering talent will continue to be critical to our long-term success. Although there have been recent cost savings due to our restructuring, as we continue to invest in our platform, we expect our research and development expenses to increase in dollar amount over time. Over the longer term, we believe these expenses as a percentage of revenue will decrease, though these expenses as a percentage of revenue could increase in the short term.

We will continue to make strategic investments in our sales efforts to pursue attractive growth opportunities and ensure customer success, particularly with larger enterprises where we have experienced significant traction to date. We also plan to invest in our channel partners, such as independent software vendors, and resellers, to extend our reach faster than we could do on our own. Although there have been recent cost savings due to our restructuring, as we continue to invest in our sales efforts, we expect our sales and marketing expenses to increase in dollar amount over time. Over the longer term, we believe these expenses as a percentage of revenue will decrease over the longer term, though these expenses as a percentage of revenue could increase in the short term.

Finally, we see opportunities to expand offices and headcount internationally to better service targeted international markets where we believe we have significant opportunity to accelerate existing traction and success. For the three and nine months ended September 30, 2023, 39% of our revenue was generated outside the United States. As we seek to expand our business globally, we may be adversely affected by global economic and political instability. For example, as a result of the Russia-Ukraine war, we terminated certain relationships with customers in Russia and some of the businesses of our customers in the impacted regions have experienced disruptions that have affected their ability to pay for our services. See “Risk Factors–Risks Related to Our Business and Industry–Our operations are international in scope, and we plan further geographical expansion, creating a variety of operational challenges.”

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

	As of September 30,
	2023	2022	YoY Growth
	(dollar values in millions)
Paying Customers	2,471	1,913	29%
Annual Recurring Revenue	$273	$243	12%
Dollar-Based Net Retention Rate (TTM)	105%	123%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Gross Profit	$53,346	$43,538	$151,223	$121,610
Non-GAAP Gross Profit	$55,566	$45,865	$157,614	$127,511

Gross Margin	76%	71%	74%	70%
Non-GAAP Gross Margin	79%	74%	77%	74%

Loss from Operations	$(20,923)	$(24,190)	$(80,983)	$(70,764)
Non-GAAP Income (Loss) from Operations	$2,844	$(4,863)	$(5,810)	$(21,588)

Loss from Operations Margin	(30)%	(39)%	(40)%	(41)%
Non-GAAP Income (Loss) from Operations Margin	4%	(8)%	(3)%	(12)%

Net Cash Provided by (Used in) Operating Activities	$7,964	$(3,139)	$23,309	$(786)
Free Cash Flow	$7,488	$(3,886)	$20,965	$(5,321)

Net Cash Provided by (Used in) Operating Activities Margin	11%	(5)%	11%	(0)%
Free Cash Flow Margin	11%	(6)%	10%	(3)%

Non-GAAP Gross Profit, Non-GAAP Gross Margin, Non-GAAP Income (Loss) from Operations, and Non-GAAP Income (Loss) from Operations Margin

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

We define non-GAAP income (loss) from operations and non-GAAP income (loss) from operations margin as U.S. GAAP income (loss) from operations and U.S. GAAP loss from operations margin, respectively, excluding stock-based compensation expense and related employer payroll taxes, amortization of acquired intangible assets, and non-recurring costs such as restructuring and other related charges. Non-GAAP income (loss) from operations margin is calculated as non-GAAP income (loss) from operations divided by total revenue.

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

We use non-GAAP gross margin and non-GAAP income (loss) from operations margin in conjunction with traditional U.S. GAAP measures to evaluate our financial performance. We believe that non-GAAP gross margin and non-GAAP income (loss) from operations margin provide our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations.

Free Cash Flow and Free Cash Flow Margin

We define free cash flow as net cash provided by (used in) operating activities, less cash used for purchases of property and equipment and capitalized internal-use software costs. Free cash flow margin is calculated as free cash flow divided by total revenue. We believe that free cash flow and free cash flow margin are useful indicators of liquidity that provide information to management and investors, even if negative, about the amount of cash used in our operations other than that used for investments in property and equipment and capitalized internal-use software costs.

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

The following tables reconcile the most directly comparable U.S. GAAP financial measure to each of these non-GAAP financial measures.

Non-GAAP Gross Profit and Gross Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Gross profit	$53,346	$43,538	$151,223	$121,610
Add:
Stock-based compensation expense(1)	$1,947	$1,793	$5,426	$4,384
Acquired intangible assets amortization	$273	$534	$965	$1,517
Non-GAAP Gross Profit	$55,566	$45,865	$157,614	$127,511
Non-GAAP Gross Margin	79%	74%	77%	74%
(1)
Stock-based compensation expense-related charges include employer payroll tax-related expenses on employee stock transactions.

Non-GAAP Income (Loss) From Operations and Income (Loss) From Operations Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Loss from operations	$(20,923)	$(24,190)	$(80,983)	$(70,764)
Add:
Stock-based compensation expense(1)	$23,450	$18,793	$65,883	$47,659
Acquired intangible assets amortization	$317	$534	$1,096	$1,517
Restructuring and other related charges	$—	$—	$8,194	$—
Non-GAAP Income (Loss) from Operations	$2,844	$(4,863)	$(5,810)	$(21,588)
Non-GAAP Income (Loss) from Operations Margin	4%	(8)%	(3)%	(12)%

(1)
Stock-based compensation expense-related charges include employer payroll tax-related expenses on employee stock transactions, but exclude stock-based compensation costs included in Restructuring and other related charges.

Free Cash Flow and Free Cash Flow Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Net cash provided by (used in) investing activities	$(476)	$(60,853)	$(2,344)	$(64,641)
Net cash provided by (used in) financing activities	(3,323)	1,217	(924)	5,232
Net cash provided by (used in) operating activities	7,964	(3,139)	23,309	(786)
Less:
Purchase of property and equipment	$—	$(487)	$(995)	$(3,012)
Capitalization of internal-use software costs	$(476)	$(260)	$(1,349)	$(1,523)
Free Cash Flow	$7,488	$(3,886)	$20,965	$(5,321)
Free Cash Flow Margin	11%	(6)%	10%	(3)%

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

Research and Development

Research and development expenses consist primarily of personnel and related expenses. These expenses also include product design costs prior to the application development stage, third-party services and consulting expenses, software subscriptions, and allocated overhead costs for overhead used in research and development activities. A substantial portion of our research and development efforts are focused on enhancing our software, including researching ways to add new features and functionality to our platform. Although there have been recent cost savings due to our restructuring, we anticipate continuing to invest in innovation and technology development, and as a result, we expect research and development expenses to increase in dollar amount but to decrease as a percentage of revenue over the longer term, though the percentage may fluctuate from quarter to quarter depending on the extent and timing of product development initiatives. In the short term, research and development costs could increase as a percentage of revenue.

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

We continue to make strategic investments in our sales and marketing organization, and we expect sales and marketing expenses to remain our largest operating expense in dollar amount. Although there have been recent cost savings due to our restructuring, we expect our sales and marketing expenses to continue to increase in dollar amount but to decrease as a percentage of revenue over the longer term, though the percentage may fluctuate from quarter to quarter depending on the extent and timing of our marketing initiatives. In the short term, sales and marketing costs could increase as a percentage of revenue.

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

We have also incurred certain expenses as part of operating as a publicly-traded company, including professional fees and other expenses. We expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on the Nasdaq Capital Market LLC and costs related to compliance and reporting obligations pursuant to the rules and regulations of the Securities and Exchange Commission. In addition, as a public company, we incur additional costs associated with accounting, compliance, insurance, and investor relations. Although there have been recent cost savings due to our restructuring, we expect our general and administrative expenses to continue to increase in dollar amount over time but to generally decrease as a percentage of our revenue over the longer term, though the percentage may fluctuate from period to period depending on the timing and amount of our general and administrative expenses, including in the short term.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Revenue	$70,637	$61,614	$204,881	$172,809
Cost of revenue(1)	17,291	18,076	53,658	51,199
Gross profit	53,346	43,538	151,223	121,610
Operating expenses:
Research and development(1)	21,797	21,590	67,940	58,397
Sales and marketing(1)	38,475	32,528	115,934	94,793
General and administrative(1)	13,997	13,610	40,138	39,184
Restructuring and other related charges(1)	—	—	8,194	—
Total operating expenses	74,269	67,728	232,206	192,374
Loss from operations	(20,923)	(24,190)	(80,983)	(70,764)
Other income (expense), net	3,444	1,442	9,889	1,821
Loss before provision for (benefit from) income taxes	(17,479)	(22,748)	(71,094)	(68,943)
Provision for (benefit from) income taxes	268	(204)	726	389
Net loss	$(17,747)	$(22,544)	$(71,820)	$(69,332)

(1)
Amounts include stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Cost of revenue	$1,947	$1,793	$5,426	$4,385
Research and development	9,285	7,486	27,173	19,153
Sales and marketing	7,843	5,029	21,677	11,474
General and administrative	4,010	4,184	9,876	11,819
Restructuring and other related charges	—	—	853	—
Total stock-based compensation expense	$23,085	$18,492	$65,005	$46,831

The following table sets forth the components of our condensed consolidated statements of operations and comprehensive loss data, for each of the periods presented, as a percentage of revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Cost of revenue	24%	29%	26%	30%
Gross margin	76%	71%	74%	70%
Operating expenses:
Research and development	31%	35%	33%	34%
Sales and marketing	54%	53%	57%	55%
General and administrative	20%	22%	20%	23%
Restructuring and other related charges	*	*	4%	*
Total operating expenses	105%	110%	113%	111%
Loss from operations	(30)%	(39)%	(40)%	(41)%
Other income (expense), net	5%	2%	5%	1%
Loss before provision for (benefit from) income taxes	(25)%	(37)%	(35)%	(40)%
Provision for (benefit from) income taxes	*	*	*	*
Net loss	(25)%	(37)%	(35)%	(40)%

* Less than 1%

Note: Certain figures may not sum due to rounding

Comparison of Three Months Ended September 30, 2023 to Three Months Ended September 30, 2022

Revenue

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Revenue	$70,637	$61,614	$9,023	15%

Revenue increased $9.0 million, or 15%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase in revenue was primarily due to growth of our paying customer base of 29% and revenue generated from our existing paying customers as reflected by our NRR (TTM) of 105% as of September 30, 2023.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$17,291	$18,076	$(785)	(4)%
Gross margin	76%	71%	N/A	N/A

Cost of revenue decreased $0.8 million, or 4%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease was primarily due to a decrease of $0.6 million in personnel and related expenses and a decrease of $0.3 million in our third-party hosting costs.

Gross margin increased during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 mainly due to a decrease in our third-party hosting costs as a percentage of revenue and a decrease in personnel and related expenses as a result of our Restructuring Plan.

Operating Expenses

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Research and development	$21,797	$21,590	$207	1%
Sales and marketing	38,475	32,528	5,947	18%
General and administrative	13,997	13,610	387	3%
Total operating expenses	$74,269	$67,728	6,541	10%

Research and Development

Research and development expenses increased $0.2 million, or 1%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This increase was primarily attributable to an increase of $1.7 million in stock-based compensation, offset by a decrease of $1.7 million in personnel and related expenses, including allocated overhead costs.

Sales and Marketing

Sales and marketing expenses increased $5.9 million, or 18%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was primarily due to an increase of $2.9 million in stock-based compensation expenses and related payroll taxes and an increase of $1.3 million in personnel and related expenses, including an increase in allocated overhead costs. The increase was also attributable to an increase of $2.0 million in commissions related to an expansion of our customer base, contract value of deals, and sales team compared to the same period in the prior year.

General and Administrative

General and administrative expenses increased $0.4 million, or 3%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was primarily attributable to an increase of $0.9 million in personnel and related expenses, including an increase in allocated overhead costs. The increase was partially offset by a decrease of $0.6 million in corporate expenses.

Other Income (Expense), Net

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Other income (expense), net	$3,444	$1,442	$2,002	139%

Other income (expense), net increased $2.0 million during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This was primarily due to rising interest rates, which resulted in an increase in interest income by $2.1 million in the three months ended September 30, 2023.

Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$268	$(204)	$472	*

* Not meaningful

Provision for (benefit from) income taxes increased $0.5 million, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to a one-time decrease in foreign taxes resulting from foreign deferred tax balance changes during the three months ended September 30, 2022.

Comparison of Nine Months Ended September 30, 2023 to Nine Months Ended September 30, 2022

Revenue

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Revenue	$204,881	$172,809	$32,072	19%

Revenue increased $32.1 million, or 19%, during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase in revenue was primarily due to growth of our paying customer base of 29% and revenue generated from our existing paying customers as reflected by our NRR (TTM) of 105% as of September 30, 2023.

Cost of Revenue and Gross Margin

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$53,658	$51,199	$2,459	5%
Gross margin	74%	70%	N/A	N/A

Cost of revenue increased $2.5 million, or 5%, during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily due to an increase of $1.0 million in stock-based compensation expense and an increase of $0.4 million in personnel and related expenses, including an increase in allocated overhead costs. The increase was also related to an increase of $0.6 million in third-party hosting costs as we increased capacity to support paying customer usage and the growth of our paying customer base.

Our gross margin increased during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 mainly due to a decrease in our third-party hosting costs as a percentage of revenue.

Operating Expenses

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Research and development	$67,940	$58,397	$9,543	16%
Sales and marketing	115,934	94,793	21,141	22%
General and administrative	40,138	39,184	954	2%
Restructuring and other related charges	8,194	—	8,194	*
Total operating expenses	$232,206	$192,374	$39,832	21%

__________

* Not meaningful

Research and Development

Research and development expenses increased $9.5 million, or 16%, during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to investments in our workforce and to drive product innovation. This increase was attributable to an increase of $8.3 million in stock-based compensation as well as an increase of $0.7 million in personnel and related expenses, including an increase in allocated overhead costs.

Sales and Marketing

Sales and marketing expenses increased $21.1 million, or 22%, during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily due to an increase of $7.6 million in personnel and related expenses and an increase of $10.7 million in stock-based compensation expenses and related payroll taxes, including an increase in allocated overhead costs. The increase was also attributable to an increase of $5.7 million in commissions related to an expansion of our customer base, contract value of deals, and sales team compared to the same period in the prior year. The increases were partially offset by a decrease of $3.8 million in marketing expenses mainly attributed to expenses to support hosting of Amplify, our in-person and virtual product and growth conference held in the nine months ended September 30, 2022 that was not repeated in the nine months ended September 30, 2023.

General and Administrative

General and administrative expenses increased $1.0 million, or 2%, during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily attributable to an increase of $2.9 million in personnel and related expenses, including an increase in allocated overhead costs. The increase was partially offset by a decrease of $1.8 million in stock-based compensation expenses primarily due to non-recurring charges related to stock options incurred in the nine months ended September 30, 2022 that did not recur in 2023.

Restructuring and Other Related Charges

Restructuring and other related charges were $8.2 million during the nine months ended September 30, 2023, related to charges related to employee transition, severance payments, employee benefits, and stock-based compensation. We did not have related expenses in the nine months ended September 30, 2022.

Other Income (Expense), Net

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Other income (expense), net	$9,889	$1,821	8,068	*

* Not meaningful

Other income (expense), net increased $8.1 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily related to a $8.2 million increase in interest income resulting from interest earned on investments in money market funds and marketable securities held during the nine months ended September 30, 2023 that were held for less than three months during the nine months ended September 30, 2022.

Provision for (Benefit from) Income Taxes

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$726	$389	$337	87%

Provision for (benefit from) income taxes increased $0.3 million, or 87%, during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to a one-time decrease in foreign taxes resulting from foreign deferred tax balance changes during the nine months ended September 30, 2022.

Liquidity and Capital Resources

Since inception, we have financed operations primarily through the net proceeds we have received from the sales of our preferred stock and common stock as well as cash generated from the sale of subscriptions to our platform. We have generated losses from our operations as reflected in our accumulated deficit of $345.0 million as of September 30, 2023. We generated positive cash flows from operating activities for the nine months ended September 30, 2023; however, we have historically generated negative cash flows from operating activities. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support our platform, including growth in our customer base and customer usage, increased research and development expenses to support the growth of our business and related infrastructure, and increased general and administrative expenses to support being a publicly-traded company.

As of September 30, 2023, our principal sources of liquidity were cash and cash equivalents of $238.5 million and restricted cash of $0.9 million. We also had $85.3 million in marketable securities that provide additional capital resources. Additionally, a substantial source of our cash provided by operating activities is our deferred revenue, which is included on our condensed consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the term of the subscription agreement. As of September 30, 2023, we had $109.0 million of deferred revenue, all of which was recorded as a current liability. This deferred revenue will be recognized as revenue when or as the related performance obligations are met.

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

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$23,309	$(786)
Net cash provided by (used in) investing activities	$(2,344)	$(64,641)
Net cash provided by (used in) financing activities	$(924)	$5,232

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

Net cash provided by operating activities of $23.3 million for the nine months ended September 30, 2023 reflects our net loss of $71.8 million, adjusted by non-cash items such as stock-based compensation expense of $65.0 million, depreciation and amortization of $4.2 million, and non-cash operating lease costs of $2.9 million as well as net cash provided by changes in our operating assets and liabilities of $23.9 million. The net cash provided by changes in operating assets and liabilities primarily consisted of collections outpacing revenue recognized as evidenced through the net increase in cash of $8.3 million from changes in accounts receivable and deferred revenue. Additionally, decreases in prepaid expenses and other current and noncurrent assets of $2.4 million and an increase in accounts payable and accrued expenses of $16.8 million, also increased operating cash flows during the period.

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

Investing Activities

Net cash used in investing activities of $2.3 million for the nine months ended September 30, 2023 consisted of $1.3 million in capitalized internal-use software development costs and $1.0 million in purchases of property and equipment.

Net cash used in investing activities of $64.6 million for the nine months ended September 30, 2022 consisted of $59.7 million of purchases of marketable securities, $1.5 million of capitalized internal-use software development costs, and $3.0 million in purchases of property and equipment.

Financing Activities

Net cash used in financing activities of $0.9 million for the nine months ended September 30, 2023 consisted of $3.6 million in proceeds from the exercise of stock options offset by $3.8 million in net tax remittance on equity awards primarily driven by a change in tax withholding settlement method related to vesting of RSU awards from sell-to-cover to withhold-to-cover that occurred in the three months ended September 30, 2023.

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

Remaining Performance Obligations

Remaining performance obligations (“RPO”) as of September 30, 2023 and 2022, including the expected timing of recognition is as follows:

	As of September 30,
	2023	2022	% Change
Less than or equal to 12 months	$186,765	$183,879	2%
Greater than 12 months	50,815	64,211	(21)%
Total remaining performance obligations	$237,580	$248,090	(4)%

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

Contractual Obligations and Commitments

During the nine months ended September 30, 2023, there were no material changes in our contractual obligations and other commitments outside of those disclosed in the 2022 Form 10-K. For further information on our commitments and contingencies, refer to Note 9 in the consolidated financial statements contained within the 2022 Form 10-K.

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

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. There have been no changes to our critical accounting policies and estimates, during the nine months ended September 30, 2023 as compared to those disclosed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2022 Form 10-K.

Recent Accounting Pronouncements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds and U.S. government securities. As of September 30, 2023, we had cash and cash equivalents of $238.5 million and marketable securities, including non-current marketable securities, of $85.3 million. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and fair value of our investments. However, an immediate 10% increase or decrease in interest rates would not have a material effect on the fair value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Our revenue was $238.1 million for the fiscal year ended December 31, 2022 and $204.9 million and $172.8 million for the nine months ended September 30, 2023 and 2022, respectively. However, you should not rely on our historical revenue growth as an indication of our future performance.

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

We have experienced net losses in each period since inception. We generated net losses of $93.4 million for the fiscal year ended December 31, 2022 and $71.8 million and $69.3 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $345.0 million. We expect our costs and expenses to increase in future periods. In particular, we intend to continue to invest significant resources in:

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
•
the potential adverse impact of climate change, natural disasters, health epidemics (including the COVID-19 pandemic), political and social instability, including acts of war or other armed conflicts (including the war in Ukraine), and terrorist activities, on our business, operations, and the markets and communities in which we and our customers and partners operate and the disruption these events may cause to the global economy;
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

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers or potential customers. Our ability to grow our revenue and the profitability of our business depends, in part, on demand for software applications generally. Historically, during economic downturns there have been reductions in spending on software applications and services generally, as well as pressure for extended billing terms and other financial concessions. To the extent that economic conditions deteriorate in the United States or abroad, including as a result of inflationary pressures and the responses by central banking authorities to control such inflation, rising interest rates, debt and equity market fluctuations, recent and potential bank failures, diminished liquidity and credit availability, increased unemployment rates, decreased investor and consumer confidence, political turmoil, supply chain challenges, natural catastrophes and the effects of climate change, regional and global conflicts, and terrorist attacks on the United States, Europe, the Asia Pacific region, or elsewhere, our customers and prospective customers may go out of business or elect to decrease their budgets, which would limit our ability to grow our business and materially adversely affect our financial condition and results of operations. For example, historically high levels of inflation and rising interest rates in the United States have begun to affect businesses across many industries, including ours, by increasing the costs of labor, employee healthcare, components, and freight and shipping, which may further constrain our customers’ or prospective customers’ budgets. To the extent there is a sustained general economic downturn and our Digital Analytics Platform is perceived by customers or potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in spending on software applications. In addition, our competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers or prospective customers, and they may be less dependent on key industry events to generate sales for their products. Further, macroeconomic uncertainty may result in an increased pace of consolidation in certain industries. If this were to occur, such consolidation may result in reduced overall spending on our services, particularly if our customers are acquired by organizations that do not use our services. In connection with unfavorable macroeconomic conditions and the related impact on our customers, in April 2023, we authorized a restructuring plan to reduce our global workforce by approximately 13%. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, financial condition, and results of operations could be materially adversely affected.

Our recent restructuring plan may not result in anticipated savings or operational efficiencies and could result in total costs and expenses that are greater than expected, which could materially adversely affect our business, financial condition and results of operations.

In April 2023, we authorized a restructuring plan to reduce our global workforce, which is intended to improve operational efficiencies and reduce operating costs, which we believe will allow us to scale for the future, continue our path to profitability, and deliver on our long-term vision. In connection with this reduction in our workforce, we incurred non-recurring charges of $8.2 million in the nine months ended September 30, 2023.

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

If the market for SaaS applications develops more slowly than we expect or declines, our business would be materially adversely affected.

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

Despite the implementation of security measures, our information technology systems, as well as those of third parties with which we have relationships, are vulnerable to attack and damage from cyberattacks, denial and degradation-of-service attacks, ransomware attacks, business email compromises, computer malware, malicious code, viruses, and social engineering (including phishing) which are prevalent in our industry and our customers’ industries. In addition, we as well as those third parties with which we have relationships, may experience attacks, unavailable systems, unauthorized access to systems or data, or disclosure due to natural disasters, terrorism, war, telecommunication and electrical failures, hacking, employee theft or misuse, human error, fraud, denial and degradation-of-service attacks, sophisticated nation-state and nation-state-supported actors, and advanced persistent threat intrusions. Electronic security attacks designed to gain access to personal, sensitive, or confidential data are increasing in number, constantly evolving, and such attacks continue to grow in sophistication. The techniques used to sabotage, or to obtain unauthorized access to, our platform, information technology systems, networks, or physical facilities in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. As a result of our continued hybrid work environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our and our service providers’ employees who are, and may continue, working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. We have previously been, and may in the future become, the target of cyberattacks by third parties seeking unauthorized access to our or our customers’ data or to disrupt our operations or ability to provide our services.

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

Our business and continued growth depend in part on the ability of our customers and prospective customers to access our platform at any time and within an acceptable amount of time. Our agreements with customers typically provide for service-level commitments. If we are unable to meet these commitments or if we suffer unexcused periods of downtime for our platform, we may be contractually obligated to provide financial credits or extend the term of the subscription for the period of unexcused downtime, or our customers may be entitled to terminate their agreements and obtain a pro rata refund. We have in the past provided, and may in the future be required to provide, financial credits and pro rata refunds as a result of not being able to meet these commitments. We have experienced, and may in the future experience, disruptions, outages, defects, and other performance and quality problems with our platform. We have also experienced, and may in the future experience, disruptions, outages, defects, and other performance and quality problems with the public cloud and internet infrastructure on which our platform relies. These problems can be caused by a variety of factors, including infrastructure changes, introductions of new functionality, vulnerabilities, and defects in proprietary and open-source software, human error or misconduct, capacity constraints due to an overwhelming number of users accessing our platform simultaneously, design limitations, or degradation or denial-of-service attacks or other cyberattacks or security-related incidents. The performance and availability of the cloud computing infrastructure that we use to host our platform and many of the internal tools we use to operate our business is outside our control; therefore, we are not in full control of whether we meet the service-level commitments under our customer agreements. As a result, our business, financial condition, and results of operations could be materially adversely affected if we suffer unscheduled downtime that exceeds the service-level commitments we have made to our customers. Any extended service outages could materially adversely affect our business and reputation.

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

For each of the year ended December 31, 2022 and the nine months ended September 30, 2023 and 2022, 38%, 39% and 38% of our revenue was generated outside the United States, respectively. A component of our growth strategy involves the further expansion of our operations and customer base internationally, which will require significant dedication of management attention and financial resources. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. Our sales organization outside the United States is substantially smaller than our sales organization in the United States, and, to date, only a very small portion of our sales has been driven by resellers or other channel partners. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity and limited channel partners, we may be unable to effectively grow in international markets.

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

In February 2022, Russian military forces invaded Ukraine, and although the length, impact, and outcome of the ongoing war in Ukraine is highly unpredictable, this war has led, and could continue to lead, to significant market and other disruptions, including instability in financial markets, supply chain interruptions, political and social instability, and changes in consumer or purchaser preferences, as well as an increase in cyberattacks, intellectual property theft, and espionage.

We are continuing to monitor the situation in Ukraine and assessing its impact on our business, including our business partners and customers. Such circumstances, combined with sanctions have resulted in disruptions to our customers' businesses in the impacted regions, including, at times, their ability to pay for our services. As such, we may experience a reduction in revenue from customers in the impacted regions as long as these circumstances continue.

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

For the year ended December 31, 2022 and the nine months ended September 30, 2023 and 2022, our research and development expenses were 34%, 33%, and 34% of our revenue, respectively. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our business may be harmed. Moreover, research and development projects can be technically challenging and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling products and generate revenue, if any, from such investment. Additionally, anticipated customer demand for a product or service we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such product or service. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of products that are competitive in our current or future markets, our business, financial condition, and results of operations would be materially adversely affected.

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

We may incur significant expenses to comply with the laws, regulations, and other obligations that apply to us. For example, the GDPR went into effect in May 2018 and imposes stringent data protection requirements for processing the personal data of individuals, including certain disclosure requirements, limitations on retention of personal data, mandatory data breach notification requirements, and additional obligations. Non-compliance with the GDPR can trigger fines of up to the greater of €20 million or 4% of our global annual turnover. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the E.U. and the United States remains uncertain. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On October 7, 2022, President Biden signed an Executive Order on ‘Enhancing Safeguards for United States Intelligence Activities’ which introduced new redress mechanisms and binding safeguards to address the concerns raised by the CJEU in relation to data transfers from the EEA to the United States and which formed the basis of the new EU-US Data Privacy Framework (“DPF”), as released on December 13, 2022. The European Commission adopted its Adequacy Decision in relation to the DPF on July 10, 2023, rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. The DPF also introduced a new redress mechanism for EU citizens which addresses a key concern in the previous CJEU judgments and may mean transfers under standard contractual clauses are less likely to be challenged in future. We currently rely on the EU standard contractual clauses and the UK Addendum to the EU standard contractual clauses to transfer personal data outside the EEA and its member states, the UK, and/or Switzerland, including to the United States. Following a period of legal complexity and uncertainty regarding international personal data transfers, particularly to the United States, we expect the regulatory guidance and enforcement landscape to continue to develop, in relation to transfers to the United States and elsewhere. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames.

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

The data protection landscape is also rapidly growing and evolving in the United States. As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. For example, the California Consumer Privacy Act of 2018 (the “CCPA”) became effective on January 1, 2020. The CCPA requires companies that process information of California residents to make certain disclosures to consumers about their data collection, use, and sharing practices, allows consumers to opt out of certain data sharing with third parties and exercise certain individual rights regarding their personal information, provides a new private right of action for data breaches, and provides for penalties for noncompliance. Additionally, the California Privacy Rights Act (the “CPRA”) generally went into effect on January 1, 2023 and significantly amends the CCPA. It imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required. Similar laws have been passed in other states and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws may have potentially conflicting requirements that would make compliance challenging.

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

In addition, over the past several years, the Organisation for Economic Co-operation and Development (the “OECD”) has been working on a base erosion and profit shifting project that seeks to establish certain international standards for taxing the worldwide income of multinational companies. As part of the OECD’s BEPS project, over 130 member jurisdictions of the OECD Inclusive Framework have joined the Two-Pillar Solution to Address the Tax Challenges of the Digitalisation of the Economy, which includes a reallocation of taxing rights among jurisdictions and a global minimum tax rate of 15%. As a result of these developments, the tax laws of certain countries in which we do business could change on a prospective or retroactive basis, and any such changes could increase our liabilities for taxes, interest, and penalties, and therefore could materially adversely affect our cash flows, financial condition, and results of operations.

Our ability to use our net operating loss carryforwards may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards (“NOLs”) to offset its post-change income or taxes may be limited. We have completed a Section 382 study through December 31, 2021 and have determined that none of our NOLs generated through December 31, 2021, will expire solely due to Section 382 limitations caused by ownership changes prior to December 31, 2021. However, we may have experienced ownership changes after December 31, 2021, and may experience ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. Such a change or changes could limit the amount of NOLs that we can utilize annually to offset future taxable income. Subsequent changes to the U.S. tax rules in respect of the utilization of NOLs may further affect the limitation in future years. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

An increasing number of states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state companies. Additionally, the Supreme Court of the United States ruled in South Dakota v. Wayfair, Inc. et al. (“Wayfair”), that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to Wayfair, or otherwise, states or local governments may adopt, or begin to enforce, laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. A successful assertion by one or more states requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments or local governments of sales tax collection obligations on out-of-state sellers could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors, and decrease our future sales, which could have a material adverse effect on our business and results of operations.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” within this Quarterly Report on Form 10-Q. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve those related to revenue recognition, deferred commissions, valuation of our stock-based compensation awards, valuation of goodwill and intangible assets, accounting for income taxes, and useful lives of long-lived assets, among others. Our results of operations may be materially adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.

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
•
other events or factors, including those resulting from war (including the war in Ukraine), incidents of terrorism, pandemics (including the COVID-19 pandemic), elections, or responses to these events; and
•
whether investors or securities analysts view our stock structure unfavorably, particularly our dual class structure and the concentrated voting control of our executive officers, directors, and their affiliates.

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

In addition, we have filed registration statements to register all shares subject to options and RSUs outstanding or reserved for future issuance under our equity compensation plans. As of September 30, 2023, we had options outstanding that, if fully exercised, would result in the issuance of 14,941,912 shares of Class A common stock, as well as 11,661,484 shares of Class A common stock subject to RSU awards.

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

Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team in the areas of research and development, operations, security, marketing, sales, support, general and administrative functions, and on individual contributors in our research and development and operations. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives. For example, in February 2023, we announced that Hoang Vuong, our Chief Financial Officer, would no longer serve as Chief Financial Officer, effective February 22, 2023. Our board of directors appointed Christopher Harms as our Chief Financial Officer, effective February 22, 2023. Our inability to successfully manage this transition, or future executive transitions, could disrupt our business, affect our culture, harm our ability to retain personnel, and adversely affect our financial condition and results of operations. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period; therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers, especially our Chief Executive Officer, or key employees could have an adverse effect on our business.

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

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and could harm our business. The majority of our employees are located in the San Francisco Bay Area. In the event of a major earthquake, fire, power loss, telecommunications failure, cyberattack, war (including the war in Ukraine), terrorist attack, sabotage, other intentional acts of vandalism or misconduct, geopolitical event, disease, or other catastrophic occurrence, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our products, breaches of data security, and loss of critical data, all of which could materially adversely affect our business, financial condition, and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant.	8-K	001-40817	3.1	9/21/2021
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-40817	3.2	9/21/2021
4.1	Specimen Stock Certificate evidencing the shares of Class A Common Stock.	S-1	333-259168	4.2	8/30/2021
4.2	Specimen Stock Certificate evidencing the shares of Class B Common Stock.	S-8	333-259698	4.4	9/21/2021
4.3	Amended and Restated Investors’ Rights Agreement, dated as of May 28, 2021, as amended, by and among the Registrant and certain of its stockholders.	S-1	333-259168	4.3	8/30/2021
10.1#	Section 16 Bonus Plan	10-Q	001-40817	10.1#	8/8/2023
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

Amplitude, Inc.

Date: November 7, 2023	By:	/s/ Spenser Skates
Spenser Skates
Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2023	By:	/s/ Christopher Harms
Christopher Harms
Chief Financial Officer (Principal Financial and Accounting Officer)