Form 10-K
period 2023-12-31
Amplitude, Inc.
filed 2024-02-20
CIK 1866692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of Class A common stock on the Nasdaq Capital Market on June 30, 2023, was approximately $770.8 million.

As of February 14, 2024, there were 86,010,384 shares of the registrant's Class A common stock and 34,405,488 shares of the registrant's Class B common stock, each with a $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2024 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2023, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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
•
Our business depends on our existing customers renewing their subscriptions and purchasing additional subscriptions from us, as well as attracting new customers. Any decline in our customer retention or expansion of our commercial relationships with existing customers or an inability to attract new customers would materially adversely affect our business, financial condition, and results of operations.
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

PART I

Item 1. Business.

Overview

We are driving the evolution of a new category of software called digital analytics. Our Digital Analytics Platform helps businesses understand how people are using their products so they can build amazing digital experiences that increase acquisition, monetization, and retention—and drive revenue growth.

Digital products are embedded in every part of our daily lives, and digital has become the primary way business is done. Offering compelling digital products and services is key to business growth and success. That is why digital analytics is emerging as a strategic investment for every company to survive and thrive in the digital-first world.

The way that companies build digital products is going through a fundamental change from being intuition-based to data-driven. Product teams have historically decided what to build based on gut feel and without a firm understanding of what will drive business results. Today, the best teams make decisions based on a complete picture of what customers are doing and why. Product data makes this possible. It is the next untapped growth lever to transform how businesses build products, gain key insights into which features have the greatest business impact, and connect with customers.

The amount of time consumers spend interacting with digital products has led to an explosion of both the quantity and diversity of data. Because digital products are data generators, in-product and in-app behavior can now be analyzed. With this data, teams can gain insight from the actions end users take within digital products and answer important questions, such as where in the purchase journey do users experience friction, what are the top user paths between signup and trial conversion, and which features increase new customer retention.

Traditionally, businesses have spent billions of dollars on a patchwork of systems, including web and marketing analytics, business intelligence tools, and sentiment tools, to help understand how their digital product investments drive business outcomes. These tools do not understand in-product behavior, nor were they built for the scale and complexity of digital products to provide actionable and real-time product-driven insights. Businesses today do not know if their digital product and web decisions are the right ones, and they do not have the insights to help ensure they work.

Digital analytics can show companies what users like about their digital apps and products, where they get stuck, and what keeps them coming back. These behavioral insights enable companies to quickly take action and drive results. Teams can change a product experience to maximize sales. They can run experiments to see the impact of a new feature. They can personalize campaigns so users get the right message at the right time. Understanding the customer journey should be the precursor to any product decision.

Product, data, engineering, and marketing teams are often forced to make business decisions in a vacuum and without understanding the linkage between product decisions and business outcomes. Digital analytics leverages the power of customer insights to create this linkage automatically. In addition, having a common lens into customer and product data helps every team transform their function, from launching brand-defining marketing campaigns to reimagining customer support. Bringing shared data and common visibility to every team will be a business-critical requirement in the digital analytics era.

How Amplitude Powers Digital Analytics

We built the first Digital Analytics Platform so teams can see everything their customers do in their product, and in turn, build more engaging, personalized, and profitable experiences. We power some of the most beloved and iconic consumer and B2B digital products. We enable businesses, regardless of size, industry, or where they are in their digital maturity, to unleash digital innovation and growth. Our platform unifies product, marketing, data, and executive teams by giving them the common visibility to drive business outcomes with agility and confidence.

Our Digital Analytics Platform consists of the following integrated components:

•
Amplitude Analytics provides real-time product data and reconstructed user visits so cross-functional teams can understand what is working and what is not. Ranked #1 in multiple categories by G2, Amplitude Analytics combines the power of quantitative and qualitative insights.
•
Amplitude Experiment is fully integrated with Amplitude Analytics and allows teams to test new capabilities, safely roll out new features, and take the guesswork out of introducing new digital experiences.
•
Amplitude CDP is an insight-driven solution that encompasses our data infrastructure, audience management, and data streaming capabilities.

•
Amplitude Session Replay is tightly integrated with Amplitude Analytics and helps customers reconstruct a user visit by capturing how they interacted with a website, app, or digital product. It is a tool used by Product, Marketing, and Data teams to understand user behavior, diagnose product issues, and improve product outcomes. As a result, companies can get quantitative and qualitative insights to understand what their customers are doing - and why.

We also offer our Premium Success Package (“PSP”) to help large enterprises optimize their Amplitude investment with proactive, personalized expertise. Whether they are deploying Amplitude for the first time or optimizing a mature analytics program, PSP fills in the gap between customers' in-house resources and the expert partnerships they need to drive adoption accelerate insights, and unlock growth.

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

We are Mission Critical to Our Customers

As of December 31, 2023, we served more than 2,700 paying customers globally, from the most ambitious startups to the largest global enterprises. We are their trusted source of customer and product insights, and we serve customers across virtually every industry, including finance, media, retail, industrials, hospitality, healthcare, and telecom.

We help them to see what their customers do, understand what they like and where they get stuck and build better digital products as a result - all from an integrated platform that is fast, connected and easy-to-use. Our ability to drive revenue, increase profitability and reduce churn has made us mission-critical to the success of thousands of organizations across the globe.

The broad applicability and ease of use of our platform results in significant commitments by our customers as part of their core technology stack. As of December 31, 2023 and 2022, we had 511 and 480 customers, respectively, that each represented greater than $100,000 in Annual Recurring Revenue (“ARR”) and 39 and 30 customers, respectively, that each represented greater than $1 million in ARR, demonstrating how critical we are to our customers’ success.

Our Business Model

We generate revenue primarily through selling subscriptions to our platform. We reach customers through a direct sales motion, solution partners, and product-led growth initiatives, including subscription plans to meet the needs of a diverse range of companies. Our pricing model is based on both the platform functionality required by our customers as well as committed volume. For the year ended December 31, 2023, subscription revenue comprised 97% of our total revenue.

Our customers typically start out using our platform for a specific business use case. As they see the value of our data, insights, and actions to drive positive business outcomes, they frequently expand beyond that initial use case. Examples include:

•
Adding data, users or new functionality to meet the needs of teams across the organization;
•
Using our platform for additional digital products in their portfolio and empowering the teams responsible for them (product, marketing, engineering, and analytics); and
•
Layering additional offerings onto core Analytics to power new capabilities and drive additional business outcomes.

Our ability to expand within our customer base is also demonstrated by our dollar-based net retention rate. As of December 31, 2023 and 2022, our dollar-based net retention rate for the trailing twelve months (“TTM”) across paying customers was 101% and 119%, respectively.

Industry Trends

Digital is the New Battlefield for Business Survival

Today, digital products are embedded in every part of our daily lives. The ability for companies to offer compelling digital products and services has become a matter of survival. Several mega-trends are forcing companies to move to digital-first, including the continued rise of mobile and cloud, making it easier than ever for new entrants to disrupt existing markets through digital; the rise of the digital economy; and businesses' shift in focus from customer acquisition to customer retention.

There is a Convergence Between Marketing and Product

The growing importance of product-led growth has fundamentally shifted how companies go to market and invest in innovation.

Until recently, product and marketing teams operated in silos. They had different definitions of success and they used different tools to get their work done. Today, a convergence is underway. User engagement, user behavior, customer retention, and customer lifetime value have become the new standard metrics to measure the productivity and efficiency of any business. That means product and marketing teams are now working toward shared metrics. As functional lines blur, businesses need an easy and intuitive way for teams to get the insights they need, get on the same page, and make better decisions together. Additionally, as heightened user and data privacy concerns move to limit the type of data app developers and advertisers can use or sell to target customers, it will become increasingly difficult for businesses to acquire their way to growth through traditional marketing and advertising initiatives.

The Approach to Building Digital Products is Being Reinvented

The way that companies build digital products is going through a fundamental shift from being intuition-based to using data derived from the digital product itself to make decisions. Data-driven products:

•
Are Centered in Behavioral Data. The amount of time that consumers spend interacting with digital products has led to an explosion of both the quantity and diversity of data. Because digital products generate data, in-product behavior can be observed and analyzed for the first time.
•
Adapt to the Customer. In a world of abundant choice, consumers expect businesses to deliver highly personalized digital products. Best-in-class digital companies leverage product data and artificial intelligence (“AI”) to deliver technology that adapts to people, not the other way around.
•
Leverage Data Democratization and Common Visibility. Between product management, engineering, design, marketing, sales, customer success, business operations, and executive teams, there may be thousands of people in an organization who rely on data as part of their daily responsibilities. Centralized data teams have traditionally been tasked with aggregating data from various data silos, analyzing data to extract insights, and distributing reports to stakeholders. Even simple data requests can lead to weeks or months of cycle time, reducing the agility for business owners to get the data they need to make critical business and product decisions.

Data and insights are only valuable if they can be leveraged by cross-functional stakeholders jointly responsible for making decisions. When product data acts as a single source of truth, every team has access to the same common data to explore and reach alignment on shared goals and action plans. Organizations that make data both accessible and actionable enable their teams to expedite the decision-making process, thereby iterating on and improving their digital products with greater agility. The faster organizations are able to iterate, the stronger their systematic advantages are against competitors that lack such expertise.

Digital Transformation Requires Digital Analytics

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

Digital analytics can show companies what users like about their products, where they get stuck, and what keeps them coming back. These insights enable companies to adapt their digital product experiences to maximize engagement, retention, and lifetime value. And they show companies how to innovate, what changes to make, and when to double down or go in a different direction.

We believe digital analytics is essential to any organization's digital transformation journey, and is the key to understanding how digital investments drive growth.

Businesses Need a Fundamentally New Approach to Drive Digital Analytics

Businesses have spent billions of dollars on a patchwork of systems to help understand how their digital product investments drive business outcomes. However, these systems were not built to deliver insight into product data in real-time and at scale.

Why is product data different?

1.
Complexity. Digital products are complex, which means that product data operates at a qualitatively different scale than transactional or digital marketing data.
2.
Non-Linear. Unlike traditional marketing funnels where the goal is strictly increasing conversion, users do not take a linear journey through a digital product. Based on our customer data, we estimate that, on average, there are approximately 2,500 distinct events that can be measured within each digital product. Therefore, each user navigates an application across multiple devices in a way that is unique from every other user. This situation makes it much harder to understand what is happening in the aggregate and generate insights at scale.
3.
Scale. Combining the number of digital product users a company may have and the amount of engagement per user can result in billions of potential events per product. This scale presents near-insurmountable challenges for any business looking to optimize its digital products to drive outcomes on both a micro and macro level.

The sum of all this complexity means existing categories of software were not designed to understand product data or address the needs of today’s businesses:

•
Web and Marketing Analytics. These solutions focus on using web and demographic data to analyze target users and advertising spend. They were most relevant for the Web 1.0 era when marketers focused on pageviews, campaign sources, clicks, and other surface-level metrics. They were not built for in-product and in-app behavior, deep personalization based on AI and ML, multi-platform user journeys, and modern digital measurements. Moreover, many of these solutions are built on a pre-computation data framework – whereby queries are completed in advance and cached versus performed on the fly – which prohibits flexibility for real-time analysis. This data approach is incompatible with fast-moving, collaborative teams that need data to power personalized experiences.
•
Business Intelligence. These solutions are horizontally focused and built for reporting on object-level data and transactional data, not behavioral data. The implementation of these systems can often take years and requires significant investments to deploy, maintain, and use. Oftentimes built on large data lakes of structured and unstructured data, data teams must scrub, clean, instrument, and canonicalize the data, and then use complex SQL queries to answer even the most basic questions. This process is cumbersome and slow because SQL queries are not designed for user-joins, which connect disparate end-user actions together and are the key to understanding end-user behavior in a product. As a result, product and business teams are bottlenecked as they wait for answers. Even when these “blank canvas” environments have been custom-built for non-technical users, they are often inflexible and disconnected from their workflows – leaving teams without answers or the ability to act.
•
Sentiment / Survey-based Solutions. These solutions are focused on uncovering and understanding customer sentiment to improve customer experiences – often non-digital – and include qualitative measurements such as surveys. They are not designed to generate product insight and analyze behavioral data, limiting their applicability outside of customer service, researchers, and marketing teams. Relying on sentiment data in a silo provides an imprecise and incomplete picture of the customer and does not close the loop from insight to action.

The Amplitude Digital Analytics Platform

We built the first Digital Analytics Platform so businesses can see everything their customers do in their products, and in turn, build more engaging, personalized, and profitable experiences. We power the most beloved digital products and teams with actionable data and insights – regardless of size, industry, or digital maturity – so they can unleash digital innovation and growth. We make critical data accessible and actionable to every team – allowing product, marketing, engineering, analytics, customer success, and executive teams to align around common visibility and to drive business outcomes with greater speed, agility, and confidence.

In today’s digital-first world, we believe every organization must transform to build data-driven teams and products that create competitive advantages and long-term value for both their customers and businesses. A Digital Analytics Platform is essential in this new reality – helping businesses understand how their customers use their products, make better decisions, build personalized experiences that engage and retain customers, and measure performance. With Amplitude, teams have access to a fully integrated, self-service platform for data, analytics, and personalization – with intelligence and collaboration built in to help teams innovate at the speed of business.

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

Our Digital Analytics Platform consists of the following integrated components:

•
Amplitude Analytics provides real-time product data and reconstructed user visits so cross-functional teams can understand what is working and what is not. Ranked #1 in multiple categories by G2, Amplitude Analytics combines the power of quantitative and qualitative insights.
•
Amplitude Experiment is fully integrated with Amplitude Analytics and allows teams to test new capabilities, safely roll out new features, and take the guesswork out of introducing new digital experiences.
•
Amplitude CDP is an insight-driven solution that encompasses our data infrastructure, audience management, and data streaming capabilities.
•
Amplitude Session Replay is tightly integrated with Amplitude Analytics and helps customers reconstruct a user visit by capturing how they interacted with a website, app, or digital product. It's a tool used by Product, Marketing, and Data teams to understand user behavior, diagnose product issues, and improve product outcomes. As a result, companies can get quantitative and qualitative insights to understand what their customers are doing - and why.

We power digital analytics for our customers through the following platform capabilities:

•
Behavioral Data at the Core. We designed data and machine learning (“ML”) infrastructure purpose-built to understand cross-device and cross-product end-user data – enabling businesses to see, analyze, and act on behavioral data. Our infrastructure is structured around user-joins and partitioned by end users, which is the key to understanding customer behavior in-product. The Amplitude Behavioral Graph processes behavioral data points to help answer questions like why users convert or drop off, which interactions increase the likelihood to buy, and what are the most common paths end users take.
•
Built-In Data Management. Our platform includes a comprehensive, built-in data integration and governance suite to plan, integrate, and manage large, distributed data sources in real time. It automatically resolves user identities, normalizes and transforms data into one stream, and governs data quality, consistency, and access across organizations of any size. Trusted data management is critical for analytics and personalization initiatives.
•
Real-time Analytics and Insight. We enable teams to access out-of-the-box reporting to instantly answer both simple and complex questions about product and customer behaviors. Teams can easily analyze any end-user path across multiple devices, products, and channels from an aggregate or an individual end-user level. By combining the power of quantitative and qualitative data, Amplitude gives the context behind every end-user action and helps identify opportunities to improve the digital product experience.
•
Easy Adoption and Collaboration. Our platform provides an easy-to-use interface that allows for viral adoption and democratization of insights within an organization, regardless of technical abilities. Within minutes a new Amplitude customer can start generating insights and engaging with collaborative dashboards, reports, and tools. This ease of use fuels cross-functional adoption that can scale to thousands of active users surfacing insights and sharing findings.
•
Powering Data-Driven Action. Our platform allows teams to turn end-user insights into personalized, Netflix-like product experiences in a few clicks. We use sophisticated identity resolution and targeting to reach the right end user, ML recommendations to decide the right content, and real-time integrations with systems our customers already use for delivery at the right time. Additionally, our customers can deploy and test new experiences using the first experimentation and feature management solution powered by behavioral data and product analytics. For example, our platform can predict the likelihood a customer will churn based on their behavior and of those statistically similar, and then automatically test which campaign or in-product experience is best optimized to drive retention.
•
Enterprise-grade Platform. Our platform is architected to handle a scale qualitatively different from what is capable by existing customer engagement and experience tools. We offer top-tier security and reliability as our platform is SOC2 Type-2 and ISO 27001 certified, offers single sign-on support and user permissioning, is a recognized AWS Partner for Digital Customer Experience, and has delivered a 99.97% data ingestion uptime service-level agreement (“SLA”) with 99.90% data durability for the year ended December 31, 2023.

Key Benefits to Our Customers

Our platform provides the following key benefits to our customers:

•
Enable the Right Product Bets and Accelerate Innovation. We enable our customers to answer critical questions about how their customers are using their digital products and what behaviors lead to better business outcomes. Every click, every interaction, and every event we collect is input from end users that help to inform what actions teams can take to optimize digital products in real time. Our customers are able to analyze behaviors, track engagement, spot friction in the buying process, and understand the drivers of conversion. These insights allow teams to make the right product bets, assess and measure the impact of those decisions, feed learnings back into the platform, and rapidly iterate to resolve potential problems before they impact customer acquisition, retention, and lifetime value.
•
Unify Teams with Common Visibility. We bring a common set of user behavior and in-product engagement data to every team, from product, to marketing, to data science, and beyond. Out-of-the-box dashboards and analytics reports provide common visibility so teams can easily click into each report to get as much granularity as required to inform actions and recommendations. Dashboards allow teams to also solve use cases specific to their area of responsibility, such as understanding what behavior drives conversions to optimize marketing campaigns. This visibility results in better decisions, faster actions, better outcomes, and transformed customer experiences. Our platform represents a single source of truth about in-product customer behavior, and a common place where teams can share results, learn from each other, and plan together.
•
Maximize Value of Product Investments. The ability of our platform to attribute revenue to specific product investments transforms what has traditionally been viewed as a cost center into a revenue center. This ability empowers companies to invest in the product experience with confidence.

Our Growth Strategies

We intend to pursue the following growth strategies:

•
Acquire New Customers Across Every Industry. We believe that our Digital Analytics Platform is applicable to businesses across industries, company size, and stage of digital maturity. And we offer product packages that meet companies where they are in their digital analytics journey. We plan to invest to capture the significant market opportunity we believe is only in its early innings. We have experienced rapid growth in our customer base since our inception and had 2,723 paying customers and 26 of the Fortune 100 as of December 31, 2023, which demonstrates both our successful traction to date as well as our significant opportunity to continue to penetrate the largest global organizations. We believe our go-to-market motion will allow us to continue to acquire new customers and grow our customer base. Additionally, as more companies and industries continue their transformation into digital-first companies, we believe our immediate potential customer base will grow as we help these companies address their digital analytics needs. We are focused on winning key reference accounts among industries and emerging use cases to establish ourselves as the platform of choice for the next wave of digital innovation.
•
Expand Across Our Existing Customer Base. We believe there are significant opportunities to continue to expand our relationships with existing customers. Our pricing model allows us to grow as our customers grow. We employ a land-and-expand business model designed to land with an initial use case and expand through onboarding additional functional teams, products, and use cases.
o
Promote Upsell: Once a customer is on our platform there are many ways we can promote upsell opportunities. Customers can expand an initial use case by adding additional functionality to generate deeper analytics. They can also expand into additional functional teams who are looking to address a related use case or bring new digital products on our platform, both of which require additional data to be instrumented. As the strategic value of our platform grows as more data is instrumented and insights generated and shared, it becomes easier to find additional upsell opportunities across digital products, use cases, and teams.
o
Drive Cross-sell: Our platform delivers end-to-end capabilities that allow our customers to expand beyond analytics and layer on additional products.

Within our largest customers, we have demonstrated our ability to grow our reach to include thousands of users across their organization who leverage our platform to drive business outcomes. Our dollar-based net retention rate (TTM) as of December 31, 2023 and 2022 was 101% and 119%, respectively, for paying customers. As of December 31, 2023 and 2022, we had 511 and 480 customers, respectively, that each represented greater than $100,000 in ARR and 39 and 30 customers, respectively, that each represented greater than $1 million in ARR, demonstrating how critical we are to our customers’ success.

More Data Ingested into Amplitude
New Products Adopted
Volume Upsell
Growing Amplitude Users
Product Cross-sell
More Products Needing Amplitude
New Use Cases

•
Extend Product Leadership with Continued Investment in Our Platform. We see significant opportunities to leverage the same data stream powering our core analytics suite to layer on additional products that address adjacent high-value use cases desired by our customers. As a product-led company, the valuable feedback loop we have established with our own customers helps us identify platform enhancements best aligned to drive our future growth.
•
Expand our Global and Partnership Reach. We believe there is significant potential to continue to grow our business in international markets because of the universal nature of the problem we help to solve. For the years ended December 31, 2023 and 2022, 39% and 38% of our revenue was generated outside of the United States, respectively. Additionally, we plan to continue to invest in our partner network to strengthen our ecosystem and extend our reach.

Our Platform and Technology

Data enters our platform through many sources, including our software-development kits (“SDKs”), server side, and integration with our partner systems. It then goes through the processing and cleanup stage before being stored in our behavioral graph which is a user-oriented distributed columnar data store. Our Behavioral Graph powers the analytics, collaboration, prediction, and recommendation platform.

We have designed a platform that can process large amounts of data and provide an interactive query/response model. Instead of building a general-purpose data storage and processing system similar to data warehouses that would require our users to know SQL and wait a long time to get answers to their analytics-oriented join-heavy queries, we have built a brand new platform from the ground up focused on end-user behavior analysis that is optimized to ingest, process, and store it in a specific format and structure to power low latency query/response.

Real-time Data Management

The underpinning of the Digital Analytics Platform is our real-time Data Management layer. This layer includes our core data platform that offers our customers a number of tools and capabilities for ingesting data, resolving identity issues, and managing customer and product data.

Key features include:

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
•
Breadth and scale of digital sources. We have a number of tools and offerings, such as several client-side and server-side SDKs, APIs, and integration with customer storage systems. For example, Amazon S3 and data warehouse integrations allow us to ingest from a number of sources, including mobile applications, websites, and backend services.
•
Identity resolution for a multi-platform world. In the multi-platform world, end users interact with our customers’ products through many devices. Through continuous event streaming, our identity resolution service automatically captures one consistent view of a customer’s usage as end users log in and out, browse anonymously, and use multiple devices.
•
Data governance and observability. With the rapid expansion of customer and product data, organizations require tools to manage the complexity and maintain trust. Our governance toolkit provides a two-pronged approach that is both proactive – through schema planning, validation and error reporting – and reactive – through retroactive data merges and schema changes. Our observability gives data leaders insights and visibility into how data is being used by their organization so they can make informed decisions about what to track.

Amplitude Behavioral Graph

Event data is fed into the Amplitude Behavioral Graph, which is purpose-built to handle the scale, speed, and complexity of user behavior in digital products. It is the foundation of our Digital Analytics Platform.

Key differentiators include:

•
Complex distributed joins. Answering the most important user behavior questions involves looking at many different points in a user’s journey, traditionally referred to as “joins” in SQL-based systems. At scale, this must be done in a distributed manner, and the more sophisticated the product, the more complex the questions become. We built a database from the ground up using state-of-the-art columnar storage techniques and embedded it at every layer with knowledge of behavioral data and questions –for example, pre-partitioning data by user and caching partial, reusable computations. We can express the varied semantics of product questions while running at the speed of native code, allowing us to answer customers’ questions in seconds.
•
Real-time data observation. We built our database to match the speed at which digital products evolve. We use a lambda architecture with separate real-time and batch-processing layers so that data is not only available for querying within seconds, but also optimized for long-term trend analysis.
•
Multi-tenancy and scale. At any point in time, there are hundreds of queries running simultaneously on our database, each of varying cost and complexity. We use a multi-tenant architecture to achieve economies of scale, and we have designed a differentiated throttling mechanism in order to isolate the effects of customers’ queries on each other.
•
AutoML. Using our structured, event-based schema and database that is embedded with an understanding of behavioral data, we have automated the most challenging part of ML pipelines and feature extraction. Our Behavioral Graph can generate a meaningful and robust set of thousands of features for each user in the platform, which is used for a variety of applications. By having this automation with little to no customer input, we can offer truly self-service ML via AutoML.

Our Customers

Our Digital Analytics Platform is used globally by organizations of all sizes and across a vast range of industries. As of December 31, 2023 and 2022, we had 2,723 and 1,994 paying customers, respectively, representing year-over-year growth of 37%. We also had 26 and 28 of the Fortune 100 as of December 31, 2023 and 2022, respectively, with two of our customers falling out of the Fortune 100 list in the year ended December 31, 2023. We believe that our Digital Analytics Platform can help organizations of all sizes, from the smallest startups to the largest global organizations. We continue to increase the number of customers who have entered and grown into larger subscriptions with us. As of December 31, 2023 and 2022, we had 511 and 480 customers, respectively, that each represented greater than $100,000 in ARR, representing a 6% increase year-over-year. Additionally, we had 39 and 30 customers, respectively, that each represented greater than $1 million in ARR, up 30% year-over-year. The number of customers representing greater than $100,000 and $1 million in ARR demonstrates the strategic importance of our platform and our ability to both initially land significant accounts and grow them over time.

Sales and Marketing

Our sales and marketing efforts focus on landing customer accounts by addressing an initial digital analytics use case across one or more digital products and expanding those relationships over time as we deliver ongoing value and meet a greater portion of our customers’ digital analytics needs.

We employ a multi-pronged go-to-market strategy combining direct sales (including field and inside sales), product-led growth initiatives, and marketing initiatives to build brand awareness and generate demand. Our field sales personnel focus on attracting new customers as well as expanding usage within our existing customer base. Our sales team is supported by business and sales development professionals and solution consultants who facilitate the sales process through identifying use cases based on customer needs, assessing requirements, addressing security and technical questions, consulting on customers’ data stacks, and finding additional expansion use cases.

To meet companies wherever they are in their analytics journey, we offer a variety of free and paid plans depending on our customers’ needs. For example, we offer a Free plan for early-stage startups and individuals. Our self-serve Plus plan is built for growing startups and small teams who need more customization and access to feature management and Amplitude CDP capabilities. Our Growth plan provides access to additional capabilities, such as automated insights, experiments, and audience management. And our Enterprise plan is ideal for larger organizations that have more sophisticated needs and requirements.

Our professional services team helps customers design and execute their digital analytics, product-led growth, and personalization projects. We offer our customers implementation, training, and related services to help them realize the full benefits of our Digital Analytics Platform. We also work closely with our partner ecosystem to help them deploy our solutions and build our technology into their services offerings, providing opportunities for us to increase the breadth and depth of our deployment within new and existing customers.

We have over 50 partners in the Amplitude partner ecosystem program, which provides solutions to help accelerate our customers’ digital analytics initiatives. Our ecosystem consists of the following:

•
Solutions partners, including global systems integrators, consultancies, and digital agencies, partner with Amplitude to provide business transformation strategy, best practices, and support.
•
Technology partners, who integrate their software with our Digital Analytics Platform to build and deliver end-to-end enterprise technology solutions. Amplitude has dozens of technology integrations and partners across more than a dozen software categories, including marketing automation, attribution tools, data warehouses, and customer data platforms, to name a few.

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

As of December 31, 2023, we had 370 employees in our sales and marketing organization.

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

We use our values as the cornerstone for setting the tone for how we show up with one another and our customers. We are intentional about embedding them as the lens through which we operate. We are deliberate in operationalizing our values through our selection of talent and how we reward success. We regularly recognize and celebrate those who are exemplary models of our values through our Quarterly Values Awards. We believe that it is this focus on our values that is what sets us apart in building a culture of empathy and accountability.

We operate from a place of openness, taking initiative to drive our shared company success, while seeking input in order to grow ourselves and our customers. Our values fuel our growth, guiding us as we learn, succeed, and celebrate together.

As of December 31, 2023, we had a total of 675 employees, including 157 employees located outside the United States. None of our employees is represented by a labor union or covered by collective bargaining agreements. We have not experienced any work stoppages. We consider our relationship with our employees to be good.

Research and Development

Our research and development efforts are focused on continued innovation, enhancing our platform features and functionalities, and expanding the services we offer to increase market penetration and deepen our relationships with our customers. We believe the timely development of new, and the enhancement of our existing platform features and services is essential to maintaining our competitive position. We continually incorporate feedback and new cases from our customers into our platform. As of December 31, 2023, we had 182 employees in our research and development organization. We intend to continue to invest in our research and development capabilities to extend our platform. Research and development expenses totaled $90.1 million and $80.6 million in years ended December 31, 2023 and 2022, respectively.

Competition

The market for digital analytics is new and evolving. Businesses have used a range of point solutions built for other use cases in an effort to address their needs, none of which offer the breadth and depth of capabilities offered by our Digital Analytics Platform. However, we do compete with a number of companies, ranging from large and diversified businesses to smaller start-ups, that offer certain solutions and functionality similar to aspects of our platform. These competitors include the following:

•
Product analytics point solutions such as Pendo, Mixpanel, and Heap;
•
Experimentation vendors such as Optimizely and LaunchDarkly;
•
CDP providers such as mParticle and Twilio Segment;
•
Session Replay solutions such as Fullstory, Contentsquare, and Quantum Metric; and
•
Web and marketing analytics vendors such as Adobe Experience Cloud and Google Analytics.

The principal competitive factors for companies in our industry are:

•
Powerful and flexible infrastructure that can ingest and manage a broad variety and large volume of data;
•
Platform functionality, including speed, scale, and breadth and depth of insights;
•
Size of end-user base and level of customer adoption;
•
Enterprise-grade technology that is secure and reliable;
•
Product-led growth offerings;
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

On the basis of the factors above, we believe that we compare favorably to our competitors. However, some of our actual and potential competitors have advantages over us, such as substantially greater financial, technical, and other resources, such as larger sales forces and marketing budgets, greater brand recognition, broader distribution networks and global presence, longer operating histories, more established relationships with current or potential customers and commercial partners, and more mature intellectual property portfolios. They may be able to leverage these resources to gain market share and prevent potential customers from purchasing our products. Additionally, we expect the industry to attract new entrants who could compete with our business and introduce new offerings. As we scale and expand our business, we may enter new markets and encounter additional competition.

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

We pursue the registration of our domain names, trademarks, and service marks and pursue patent protection of our technology in the United States and in certain locations outside the United States. As of December 31, 2023, we had two issued U.S. patents and five U.S. and seven foreign patent applications pending. We continually review our development efforts to assess the existence and patentability of new intellectual property, and the extension of our intellectual property rights abroad. As of December 31, 2023, we had five registered trademarks in the United States, one pending U.S. trademark, and 11 registered trademarks internationally.

Data Privacy & Security

Numerous state, federal, and foreign laws and regulations, including consumer protection laws and regulations and data breach notification laws, govern the collection, dissemination, processing, use, access to, confidentiality, and security of personal information and could apply to our operations or the operations of our partners. In addition, certain foreign laws govern the privacy and security of personal data. Many of these laws differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in, among other things, the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

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

Our revenue was $276.3 million and $238.1 million for the fiscal years ended December 31, 2023 and 2022, respectively. However, you should not rely on our historical revenue growth as an indication of our future performance.

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

We have experienced net losses in each period since inception. We generated net losses of $90.4 million and $93.4 million for the fiscal years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $363.5 million. We expect our costs and expenses to increase in future periods. In particular, we intend to continue to invest significant resources in:

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

Our customer retention and expansion and the rate at which we attract new customers may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our Digital Analytics Platform, our support capabilities, our prices and pricing plans, the prices and value of competing products, reductions in our customers’ spending levels, new product releases, mergers and acquisitions affecting our customer base, or the effects of global economic conditions. We may be unable to timely address any retention issues with specific customers, which could materially adversely affect our results of operations. If our customers do not purchase additional subscriptions or renew their subscriptions, or if they renew on less favorable terms, or if we are unable to attract new customers, our revenue may decline or grow less quickly, which would materially adversely affect our business, financial condition, and results of operations.

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
•
the potential adverse impact of climate change, natural disasters, health epidemics (such as the COVID-19 pandemic or similar outbreaks of disease), political and social instability, including acts of war or other armed conflicts (including the war in Ukraine and the conflict in the Middle East), and terrorist activities, on our business, operations, and the markets and communities in which we and our customers and partners operate and the disruption these events may cause to the global economy;
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

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers or potential customers. Our ability to grow our revenue and the profitability of our business depends, in part, on demand for software applications generally. Historically, during economic downturns there have been reductions in spending on software applications and services generally, as well as pressure for extended billing terms and other financial concessions. To the extent that economic conditions deteriorate in the United States or abroad, including as a result of inflationary pressures and the responses by central banking authorities to control such inflation, rising interest rates, debt and equity market fluctuations, recent and potential bank failures, diminished liquidity and credit availability, increased unemployment rates, decreased investor and consumer confidence, political turmoil, supply chain challenges, natural catastrophes and the effects of climate change, regional and global conflicts, and terrorist attacks on the United States, Europe, the Asia-Pacific region, or elsewhere, our customers and prospective customers may go out of business or elect to decrease their budgets, which would limit our ability to grow our business and materially adversely affect our financial condition and results of operations. For example, high levels of inflation and rising interest rates, as recently experienced in the United States, may impact businesses across many industries, including ours, by increasing the costs of labor, employee healthcare, components, and freight and shipping, which may further constrain our customers’ or prospective customers’ budgets. To the extent there is a sustained general economic downturn and our Digital Analytics Platform is perceived by customers or potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in spending on software applications. In addition, our competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers or prospective customers, and they may be less dependent on key industry events to generate sales for their products. Further, macroeconomic uncertainty may result in an increased pace of consolidation in certain industries. If this were to occur, such consolidation may result in reduced overall spending on our services, particularly if our customers are acquired by organizations that do not use our services. In connection with unfavorable macroeconomic conditions and the related impact on our customers, in April 2023, we authorized a restructuring plan to reduce our global workforce by approximately 13%. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, financial condition, and results of operations could be materially adversely affected.

Our recent restructuring plan may not result in anticipated savings or operational efficiencies and could result in total costs and expenses that are greater than expected, which could materially adversely affect our business, financial condition and results of operations.

In April 2023, we authorized a restructuring plan to reduce our global workforce, which is intended to improve operational efficiencies and reduce operating costs, which we believe will allow us to scale for the future, continue our path to profitability, and deliver on our long-term vision. In connection with this reduction in our workforce, we incurred non-recurring charges of $8.1 million in the year ended December 31, 2023. Our restructuring plan may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits and savings, in full or in part, of the workforce reduction. Moreover, if employees who were not affected by the workforce reduction seek alternative employment, this could result in unplanned additional expense to ensure adequate resourcing or harm our productivity. In addition, while positions have been eliminated, certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. The workforce reduction could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. If we are unable to realize the anticipated benefits from our restructuring plan, or if we experience significant adverse consequences from the workforce reduction, our business, financial condition, and results of operations could be materially adversely affected.

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

Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. With the introduction of new technologies, the evolution of our Digital Analytics Platform, and new market entrants, we expect competition to intensify in the future. Pricing pressures and increased competition generally could result in reduced sales, reduced margins, financial losses, or the failure of our Digital Analytics Platform to achieve or maintain more widespread market acceptance, any of which could harm our business.

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

We have experienced, and may continue to experience, rapid growth in our business and operations, which has placed, and may continue to place, significant demands on our management and operational and financial resources. Recent unfavorable conditions in the macroeconomic environment have constrained growth in the economy generally, and in the software industry in particular, and many of our customers have consequently experienced a downturn in their business outlook. As a result of these factors, in April 2023, we approved a restructuring plan to reduce our global workforce to improve operational efficiencies and reduce operating cost. If economic conditions improve, we intend to continue to invest to expand our business, personnel, and operations, which may cause our margins to decline, and any investments we make will occur in advance of experiencing the benefits from such investments, making it difficult to determine in a timely manner if we are efficiently allocating our resources. As usage of our Digital Analytics Platform grows, we will need to devote additional resources to improving our platform’s features and functionality, developing or acquiring new products, and maintaining infrastructure performance. Even if we are able to upgrade our systems and expand our personnel, any such expansion will be expensive and complex, requiring management’s time and attention. We could also face inefficiencies or operational failures as a result of our efforts to scale our infrastructure. Moreover, there are inherent risks associated with upgrading, improving, and expanding our information technology systems. We cannot be sure that the expansion and improvements to our infrastructure and systems will be fully or effectively implemented on a timely basis, if at all. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support, to serve our growing customer base, particularly as our customer demographics change over time. Managing these changes will require significant expenditures and allocation of valuable management resources. If we fail to successfully manage our anticipated growth and changes to our business, the quality of our products may suffer, which could negatively affect our brand and reputation and harm our ability to attract new customers and retain existing customers. As we continue to grow, we may need to implement more complex organizational management structures or adapt our corporate culture and work environments to changing circumstances, which could have an adverse impact on our corporate culture. Any failure to preserve our culture could harm our business, including our ability to retain and recruit personnel, innovate and operate effectively, and execute on our business strategy.

Public health crises, such as pandemics or similar outbreaks, have impacted and could continue to have an adverse impact, on our business and operations, and the markets and communities in which we, our partners, and customers operate, and the impact of any public health crisis is difficult to assess or predict.

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

Our platform stores, transmits, and processes our customers’ proprietary data, including personal or identifying information of their customers or employees. Unauthorized disclosure of, access to, or security breaches of our platform and information technology systems could result in the loss of data, loss of business, severe reputational damage adversely affecting customer or investor confidence, damage to our brand, diversion of management’s attention, regulatory investigations, and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, and other liabilities. We have incurred, and expect to continue to incur, significant expenses to prevent security breaches, including deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants. Even though we do not control the security measures of third parties who may have access to our customer data, our data, or our platform, we may be responsible for any breach of such measures or suffer reputational harm even where we do not have recourse to the third party that caused the breach. In addition, any failure by our vendors to comply with applicable law or regulations could result in proceedings against us by governmental entities or others.

There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with, or effective in protecting our systems and information and despite the implementation of security measures, our information technology systems, as well as those of third parties with which we have relationships, are not fully secure from, and may be vulnerable to, cyberattacks, denial and degradation-of-service attacks, ransomware attacks, business email compromises, computer malware, malicious code, viruses, and social engineering (including phishing) which are prevalent in our industry and our customers’ industries. In addition, we as well as those third parties with which we have relationships, may experience attacks, unavailable systems, unauthorized access to systems or data, or disclosure due to natural disasters, terrorism, war, telecommunication and electrical failures, hacking, employee theft or misuse, human error, fraud, denial and degradation-of-service attacks, sophisticated nation-state and nation-state-supported actors, and advanced persistent threat intrusions. Electronic security attacks designed to gain access to personal, sensitive, or confidential data are increasing in number, constantly evolving, and such attacks continue to grow in sophistication. The techniques used to sabotage, or to obtain unauthorized access to, our platform, information technology systems, networks, or physical facilities in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. As a result of our continued hybrid work environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our and our service providers’ employees who are, and may continue, working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. We have previously been, and may in the future become, the target of cyberattacks by third parties seeking unauthorized access to our or our customers’ data or to disrupt our operations or ability to provide our services.

We and certain of our vendors are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our business operations, whether due to a loss, corruption, or unauthorized disclosure of our trade secrets, personal information, or other proprietary or sensitive information or other similar disruptions. Such an event could also expose us to risks, including an inability to provide our services and fulfill contractual demands, and could cause management distraction and the obligation to devote significant financial and other resources to mitigate such problems, which would increase our future information security costs, including through organizational changes, deploying additional personnel, reinforcing administrative, physical, and technical safeguards, further training of employees, changing third-party vendor control practices, and engaging third-party subject matter experts and consultants and reduce the demand for our technology and services. Because data security is a critical competitive factor in our industry, we make numerous statements in our customer contracts, privacy policies, terms of service, and marketing materials providing assurances about the security of our platform, including detailed descriptions of security measures we employ. Should any of these statements be untrue or become untrue, even in circumstances beyond our reasonable control, we may face claims of misrepresentation or deceptiveness by the U.S. Federal Trade Commission (the “FTC”), state, federal, and foreign regulators, and private litigants.

Further, we have contractual and legal obligations to notify relevant stakeholders of security breaches. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security incidents or data breaches involving certain types of data. For example, we are subject to an increasing number of reporting obligations in respect of material cybersecurity incidents. These reporting requirements have been proposed or implemented by a number of regulators in different jurisdictions, may vary in their scope and application, and could contain conflicting requirements. Certain of these rules and regulations may require us to report a cybersecurity incident before we have been able to fully assess its impact or remediate the underlying issue. Efforts to comply with such reporting requirements could divert management’s attention from our incident response and could potentially reveal system vulnerabilities to threat actors. Failure to timely report incidents under these rules could also result in monetary fines, sanctions, or subject us to other forms of liability. In addition, our agreements with certain customers may require us to notify them in the event of a security incident or data breach. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures, and require us to expend significant capital and other resources to respond to, or alleviate problems caused by, the actual or perceived security incident or data breach and otherwise comply with the multitude of foreign, federal, state, and local laws and regulations relating to the unauthorized access to, or use or disclosure of, personal information. Additionally, as a result of a breach or other security incident, we could be subject to demands, claims, and litigation by private parties and investigations, related actions, and penalties by regulatory authorities. Further, if we fail to detect or remediate a security breach in a timely manner, or a breach otherwise affects a large amount of data of one or more customers, or if we suffer a cyberattack that impacts our ability to operate our platform, we may suffer damage to our reputation and our brand, and our business, financial condition, and results of operations may be materially adversely affected. Further, although we maintain insurance coverage, our insurance coverage may not be adequate for data security breaches, indemnification obligations, or other liabilities. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim. Our risks are likely to increase as we continue to expand our platform, grow our customer base, and process, store, and transmit increasingly large amounts of proprietary and sensitive data.

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

Real or perceived errors, failures, vulnerabilities or bugs in our platform could materially adversely affect our business and growth prospects.

Because our platform is complex, undetected errors, failures, vulnerabilities, or bugs may occur, especially when updates are deployed. We have discovered and expect we will continue to discover software errors, failures, vulnerabilities, and bugs in our platform and supporting information technology systems, and anticipate that certain of these errors, failures, vulnerabilities, and bugs will only be discovered and remediated after deployment to customers. Software errors, failures, vulnerabilities, and bugs in our platform or information technology systems could materially adversely affect our business and growth prospects.

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

We have experienced rapid growth in our customer base since our inception. Although our growth strategy includes acquiring new customers across industries, company size, and stages of digital maturity, we believe there is a significant opportunity to continue to penetrate the largest global organizations. Sales to larger organizations involve risks that may not be present, or that are present to a lesser extent, with sales to smaller organizations, such as longer sales cycles, more complex customer requirements, substantial upfront sales costs, and less predictability in completing some of our sales. For example, enterprise customers, which we define as customers with more than 1,500 employees, may require considerable time to evaluate and test our Digital Analytics Platform prior to making a purchase decision and placing an order. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our Digital Analytics Platform, the discretionary nature of purchasing and budget cycles, and the competitive nature of evaluation and purchasing approval processes. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, may vary significantly from customer to customer, with sales to enterprises typically taking longer to complete. In recent periods, the average length of our sales cycle to enterprises was four to six months, as compared to one to three months to non-enterprise customers. In addition, larger organizations may demand more features and integration services. Sales to larger organizations also may increase the variability of our financial results. If we are unable to close one or more expected significant transactions with these customers in a particular period, or if an expected transaction is delayed until a subsequent period, our results of operations for that period, and for any future periods in which revenue from such transaction would otherwise have been recognized, may be adversely affected. If we fail to effectively manage these risks associated with sales cycles and sales to larger organizations, our business, financial condition, and results of operations may be materially adversely affected.

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

For the years ended December 31, 2023 and 2022, 39% and 38% of our revenue was generated outside the United States, respectively. A component of our growth strategy involves the further expansion of our operations and customer base internationally, which will require significant dedication of management attention and financial resources. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. Our sales organization outside the United States is substantially smaller than our sales organization in the United States, and to date, only a very small portion of our sales has been driven by resellers or other channel partners. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity and limited channel partners, we may be unable to effectively grow in international markets.

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
•
health epidemics, or other global political, social or macroeconomic events, including the war in Ukraine and the conflict in the Middle East, that could decrease economic activity in certain markets, decrease use of our products and services, or decrease our ability to import, export, or sell our products and services to existing or new customers in international markets;
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

For the years ended December 31, 2023 and 2022, our research and development expenses were 33% and 34% of our revenue, respectively. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our business may be harmed. Moreover, research and development projects can be technically challenging and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling products and generate revenue, if any, from such investment. Additionally, anticipated customer demand for a product or service we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such product or service. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of products that are competitive in our current or future markets, our business, financial condition, and results of operations would be materially adversely affected.

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

Our activities must be conducted in compliance with U.S. export controls, including the U.S. Department of Commerce’s Export Administration Regulations and economic and trade sanctions regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”). These regulations may limit the export of our products and provision of our services outside of the United States, or may require export authorizations, including by license, a license exception, or other appropriate government authorizations, including annual or semi-annual reporting and the filing of an encryption registration. Export control and economic sanctions laws may also include prohibitions on the sale or supply of certain of our products to embargoed or sanctioned countries, regions, governments, persons, and entities. In addition, various countries regulate the importation of certain products, through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products. The exportation, reexportation, and importation of our products and the provision of services, including by our partners, must comply with these laws or else we may be adversely affected, through reputational harm, government investigations, penalties, and a denial or curtailment of our ability to export our products or provide services. Complying with export control and sanctions laws may be time consuming and may result in the delay or loss of sales opportunities. Although we have controls designed to prevent our services from being used in violation of such laws, we are aware of a limited number of past occasions in which persons from U.S. sanctioned countries or regions appear to have accessed our platform. We have taken measures designed to prevent such situations from reoccurring, but there can be no guarantee that such measures will be successful in every case. If we are found to be in violation of U.S. sanctions or export control laws, it could result in substantial fines and penalties for us and for individuals working for us. Changes in export or import laws, or corresponding sanctions, may delay the introduction and sale of our services in international markets, or, in some cases, prevent the export or import of our services to certain countries, regions, governments, persons, or entities altogether, which could materially adversely affect our business, financial condition, and results of operations.

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

Violations of applicable anti-corruption, export controls, or economic, and trade sanctions laws could subject us to significant sanctions, including civil or criminal fines and penalties, disgorgement of profits, injunctions, and debarment from government contracts, as well as related stockholder lawsuits and other remedial measures, all of which could adversely affect our reputation, business, financial condition, and results of operations. Violations or allegations of violations could also result in whistleblower complaints, adverse media coverage, and investigations, any of which could have a material adverse effect on our reputation, business, and results of operations.

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
•
sanctions prohibiting most commercial activities of U.S., U.K., and E.U. persons in the so-called People’s Republic of Donetsk and the so-called People’s Republic of Luhansk (and, with respect to the European Union, the areas of Kherson and Zaporizhzhia not controlled by the Ukrainian government), with all of these new restrictions largely tracking prior prohibitions relating to Crimea and Sevastopol;
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

We may incur significant expenses to comply with the laws, regulations, and other obligations that apply to us. For example, the GDPR went into effect in May 2018 and imposes stringent data protection requirements for processing the personal data of individuals within the EEA or in the context of our activities within the EEA, including certain disclosure requirements, limitations on retention of personal data, mandatory data breach notification requirements, and additional obligations. Non-compliance with the GDPR can trigger fines of up to the greater of €20 million or 4% of our global annual turnover. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. The European Commission adopted its Adequacy Decision in relation to the new E.U.-U.S. Data Privacy Framework (“DPF”) on July 10, 2023, rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. The DPF also introduced a new redress mechanism for E.U. citizens which addresses a key concern in the previous CJEU judgments and may mean transfers under standard contractual clauses are less likely to be challenged in future. We currently rely on the E.U. standard contractual clauses and the UK Addendum to the E.U. standard contractual clauses to transfer personal data outside the EEA and its member states, the United Kingdom, and/or Switzerland, including to the United States. Following a period of legal complexity and uncertainty regarding international personal data transfers, particularly to the United States, we expect the regulatory guidance and enforcement landscape to continue to develop, in relation to transfers to the United States and elsewhere. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames.

Since the beginning of 2021, companies have also had to comply with both the GDPR and the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in U.K. national law. The UK GDPR mirrors the fines under the GDPR, imposing fines up to the greater of €20 million (£17.5 million) or 4% of a non-compliant undertaking’s annual global revenue for the preceding financial year. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the U.K. Government), as a data transfer mechanism from the UK to U.S. entities self-certified under the DPF. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

Furthermore, the FTC and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination, and security practices that appear to be unfair or deceptive. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Additionally, federal and state consumer protection laws are increasingly being applied by FTC and states’ attorneys general to regulate the collection, use, storage, and disclosure of personal or personally identifiable information, through websites or otherwise, and to regulate the presentation of website content. There are also a number of legislative proposals in the United States, at both the federal and state level, and in the European Union and elsewhere, that could impose new obligations in areas such as e-commerce and other related legislation or liability for copyright infringement by third parties. We cannot yet determine the impact that these future laws, regulations, and standards may have on our business.

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

In addition, over the past several years, the Organisation for Economic Co-operation and Development (the “OECD”) has been working on a base erosion and profit shifting (“BEPS”) project that seeks to establish certain international standards for taxing the worldwide income of multinational companies. As part of the OECD’s BEPS project, over 130 member jurisdictions of the OECD Inclusive Framework have joined the Two-Pillar Solution to Address the Tax Challenges of the Digitalisation of the Economy, which includes a reallocation of taxing rights among jurisdictions and a global minimum tax rate of 15%. As a result of these developments, the tax laws of certain countries in which we do business could change on a prospective or retroactive basis, and any such changes could increase our liabilities for taxes, interest, and penalties, and therefore could materially adversely affect our cash flows, financial condition, and results of operations.

Our ability to use our net operating loss carryforwards may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards (“NOLs”) to offset its post-change income or taxes may be limited. We have completed a Section 382 study through December 31, 2022 and have determined that none of our NOLs generated through December 31, 2022, will expire solely due to Section 382 limitations caused by ownership changes prior to December 31, 2022. We are in the process of updating our Section 382 study through December 31, 2023. However, we may have experienced ownership changes after December 31, 2022, and may experience ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. Such a change or changes could limit the amount of NOLs that we can utilize annually to offset future taxable income. Other limitations, such as those under the Tax Cuts and Jobs Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, which limit the deductibility of federal NOLs in taxable years beginning after December 31, 2020, to 80% of taxable income, and subsequent changes to the U.S. tax rules in respect of the utilization of NOLs may further affect our ability to use our NOLs in future years. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” within this Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve those related to revenue recognition, deferred commissions, valuation of our stock-based compensation awards, including the determination of the fair value of our common stock, valuation of goodwill and intangible assets, accounting for income taxes, and useful lives of long-lived assets, among others. Our results of operations may be materially adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.

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
•
other events or factors, including those resulting from war or armed conflicts (including those in Ukraine and the Middle East), incidents of terrorism, pandemics (such as the COVID-19 pandemic or similar outbreaks of disease), elections, or responses to these events; and
•
whether investors or securities analysts view our stock structure unfavorably, particularly our dual class structure and the concentrated voting control of our executive officers, directors, and their affiliates.

In addition, stock markets with respect to newly public companies, particularly companies in the technology industry, have experienced significant price and volume fluctuations that have affected and continue to affect, the stock prices of these companies. Stock prices of many companies, including technology companies, have fluctuated in a manner often unrelated to the operating performance of those companies. In the past, companies that have experienced volatility in the trading price of their securities have been subject to securities class action litigation. In February 2024, a purported securities class action complaint was filed against us and certain of our current and former officers in U.S. federal court, and we may be the target of this type of litigation in the future. Our involvement in these types of litigation or other securities litigation could result in substantial expenses, divert resources and our management’s attention, and harm our business, results of operations and financial condition.

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

We cannot predict whether our dual class structure, combined with the concentrated control of our stockholders who held our capital stock prior to the listing of our Class A common stock on the Nasdaq Capital Market, including our executive officers, employees, and directors and their affiliates, will result in a lower or more volatile trading price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers, such as FTSE Russell, exclude or limit the eligibility of public companies with multiple classes of shares of common stock for certain indices. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the trading price of our Class A common stock could be adversely affected.

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

In addition, we have filed registration statements to register all shares subject to options and RSUs outstanding or reserved for future issuance under our equity compensation plans. As of December 31, 2023, we had options outstanding that, if fully exercised, would result in the issuance of 14,268,055 shares of Class A common stock, as well as 11,301,279 shares of Class A common stock subject to restricted stock unit (“RSU”) awards.

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

Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team in the areas of research and development, operations, security, marketing, sales, support, general and administrative functions, and on individual contributors in our research and development and operations. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives. For example, in February 2023, we announced that Hoang Vuong, our Chief Financial Officer, would no longer serve as Chief Financial Officer, effective February 22, 2023. Our board of directors appointed Christopher Harms as our Chief Financial Officer, effective February 22, 2023. Our inability to successfully manage executive transitions could disrupt our business, affect our culture, harm our ability to retain personnel, and adversely affect our financial condition and results of operations. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period; therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers, especially our Chief Executive Officer, or key employees could have an adverse effect on our business.

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

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and could harm our business. The majority of our employees are located in the San Francisco Bay Area. In the event of a major earthquake, fire, power loss, telecommunications failure, cyberattack, war or armed conflict (including the war in Ukraine and conflict in the Middle East), terrorist attack, sabotage, other intentional acts of vandalism or misconduct, geopolitical event, disease, or other catastrophic occurrence, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our products, breaches of data security, and loss of critical data, all of which could materially adversely affect our business, financial condition, and results of operations.

Additionally, we rely on our network and third-party infrastructure and applications, technology systems, and our websites for our development, marketing, operational support, hosted services, and sales activities. If these systems were to fail or be negatively impacted as a result of a natural disaster or other catastrophic event, our ability to deliver products to our customers would be impaired.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

We design and assess our program based on industry-standard frameworks, such as the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”), SOC2, ISO 27000, and ISO 27018. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use these frameworks as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program includes:

•
risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise information technology environment;
•
a security team principally responsible for managing (i) our cybersecurity risk assessment processes, (ii) our security controls, and (iii) our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•
cybersecurity awareness training of our employees, incident response personnel, and senior management;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
a third-party risk management process for service providers, suppliers, and vendors who have access to our critical systems and information.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information, see the section titled “Risk Factor—Risks Related to Our Business Operations and Industry—If our information technology systems are breached or there is otherwise unauthorized disclosure of or access to customer data, our data, or our platform, our platform may be perceived as insecure, we may lose customers or fail to attract new customers, our reputation and brand may be harmed, and we may incur significant liabilities.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and oversees management’s implementation of our cybersecurity risk management program.

The Board receives periodic reports and presentations from management on our cybersecurity risks and cyber risk management program. In addition, management updates the Board, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

Our management team is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s experience includes more than 30 years in professional roles supporting and leading cybersecurity and cloud security programs for technology companies, including, (i) our Chief Information Security Officer (CISO), Dustin Pearce, who has previously led the Security and Governance, Risk, and Compliance (GRC) and Infrastructure functions, at Instacart and Slack, respectively, which included responsibility for assessing and managing various aspects of platform security for users, and (ii) our Executive Vice President of Engineering, Shadi Rostami, who has extensive experience in overseeing security for cloud services from an engineering perspective, including at Palo Alto Networks, while serving as Vice President of Engineering with responsibility for overseeing key cloud services, ensuring the security of cloud offerings and developing several cybersecurity solutions. Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the information technology environment.

Item 2. Properties.

Our principal executive office is located in San Francisco and consists of approximately 57,530 square feet of space under a sublease that expires on September 30, 2025. We also lease six additional offices in Amsterdam, Paris, Singapore, London, Vancouver, and New York. We lease all of our facilities and do not own any real property. We may procure additional space in the future as we continue to add employees and expand geographically. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

Item 3. Legal Proceedings.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. On February 14, 2024, a putative securities class action (the “Putative Class Action”) was filed in the United States District Court for the Northern District of California captioned Fagan v. Amplitude, Inc., et al., Case No. 3:24-cv-00898, naming us, our Chief Executive Officer, and former Chief Financial Officer as defendants. The lawsuit is purportedly brought on behalf of all those who purchased or acquired our common stock between September 21, 2021 and February 16, 2022. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly false or misleading statements related to our business and financial outlook. The lawsuit seeks unspecified damages and other relief. The defendants intend to deny the allegations of wrongdoing and vigorously defend against the claims in the Putative Class Action.

We have received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves, our partners and our customers by determining the scope, enforceability and validity of third-party proprietary rights, or to establish our proprietary rights.

In addition to the matters discussed above, from time to time, we are party to litigation and other legal proceedings in the ordinary course of business. While we do not believe the ultimate resolution of pending legal matters is likely to have a material adverse effect on our financial position, the results of any litigation or other legal proceedings are uncertain and as such the resolution of such legal proceedings, either individually or in the aggregate, could have a material adverse effect on our business, results of operations, financial condition or cash flows. The Company records litigation accruals for legal matters, which are both probable and estimable. For legal proceedings for which there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable), the Company has determined that it does not have material exposure, or it is unable to develop a range of reasonably possible losses. Although no assurance may be given, the Company believes that it is not presently a party to any litigation of which the outcome, if determined adversely, would individually or in the aggregate be reasonably expected to have a material and adverse effect on the business, operating results, cash flows, or financial position.

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

Holders of our Common Stock

As of February 14, 2024, there were 27 holders of record of our Class A common stock and 32 holders of record of our Class B common stock. The actual number of stockholders is greater than the number of holders of record and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

The following graph compares (i) the cumulative total stockholder return on our Class A common stock from September 28, 2021 (the date our Class A common stock commenced trading on the Nasdaq Capital Market) through December 31, 2023 with (ii) the cumulative total return of the Nasdaq Composite Index and the Nasdaq Emerging Cloud Index over the same period, assuming the investment of $100 in our Class A common stock and in both of the other indices on September 28, 2021 and the reinvestment of dividends. The graph uses the beginning market price on September 28, 2021 of $50 per share as the initial value of our Class A common stock. As discussed above, we have never declared or paid a cash dividend on our Class A common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

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

Overview

Amplitude is a leading Digital Analytics Platform that helps businesses understand how people are using their products so they can build amazing digital experiences that increase acquisition, monetization and retention - and drive revenue growth. We work with more than 2,700 paying customers of various sizes and stages of digital maturity, across many industries, including the teams behind some of the most-beloved digital products in the world. We have experienced significant growth in recent years, with approximately 675 employees in seven global offices.

At the core of our Digital Analytics Platform is our Behavioral Graph, a proprietary, purpose-built behavioral database that is the largest of its kind. Our Behavioral Graph instantly finds patterns, makes recommendations, and connects customer actions along their journeys to the right business outcomes, like engagement, growth, and loyalty. We architected our Behavioral Graph to power numerous products, beginning with our core product analytics platform. Consistently ranked #1 in multiple categories by G2, Amplitude Analytics provides real-time product data and reconstructed user visits so cross-functional teams can understand what is working and what is not. We have since expanded our offerings to include products that enable teams to build personalized product experiences, test product changes, and improve data quality across their technology stack.

We have experienced significant growth in recent years driven by the rapid adoption of our Digital Analytics Platform by our global, diversified base of 2,723 paying customers as of December 31, 2023. Our customers span across industries and sizes, from the leading digital innovators to those earlier in their digital transformation journey. For the years ended December 31, 2023 and 2022, our revenue was $276.3 million and $238.1 million, respectively, representing year-over-year growth of 16%. For the years ended December 31, 2023 and 2022, our net loss was $90.4 million and $93.4 million, respectively. For the years ended December 31, 2023 and 2022, our net cash provided by (used in) operating activities was $25.6 million and $(5.4) million, respectively, and our free cash flow was $22.4 million and $(11.2) million, respectively.

Our Business Model

We generate revenue primarily through selling subscriptions to our platform. We reach customers through a direct sales motion, solution partners, and product-led growth initiatives, including subscription plans to meet the needs of a diverse range of companies. For the year ended December 31, 2023, subscription revenue comprised 97% of our total revenue.

Our customers typically start out using our platform for a specific business use case. As they see the value of our data, insights, and actions to drive positive business outcomes, they frequently expand beyond that initial use case. Examples include:

•
Adding data, users or new functionality to meet the needs of teams across the organization;
•
Using our platform for additional digital products in their portfolio and empowering the teams responsible for them (product, marketing, engineering, and analytics); and
•
Layering additional offerings onto core Analytics to power new capabilities and drive additional business outcomes.

Our pricing model is based on both the platform functionality required by our customers as well as committed volume of events or monthly tracked users ("MTUs"). An event could be any action that a user takes in a digital product, such as ‘Create account’, ‘Add to cart’, or ‘Share photo’. Events can also be actions that occur in a product without user action, such as ‘Verification completed’. Customers have the flexibility to choose the events sent to our platform and can also attach custom properties to an event to enable greater insight on the digital product end user. An MTU is a unique user who triggers one or more events within a calendar month.

We have been effective in helping our customers to gauge the proper event volume or MTUs to contract to ensure that they maximize their investment in our platform. In situations where customers exceed their committed volume in a given period, they incur overage charges that we have the contractual right to bill at our discretion. Depending on the circumstances, we often use this as an opportunity to renegotiate a customer contract to ensure they have the right contracted volume to meet their business objectives. Historically, overage charges have not made up a significant portion of our revenue. In many cases, customers will proactively expand their contract within the contract term, generally increasing event or MTU volume and platform capabilities to expand existing or address new use cases. Substantially all of our customer contracts have a subscription period of one year or longer. In the fiscal year ended December 31, 2023, we billed a majority of these contracts annually in advance with the remainder billed quarterly, semi-annually, or monthly.

We offer a variety of free and paid plans depending on our customers’ needs wherever they are in their analytics journey. For example, we offer a Free plan for early-stage startups and individuals. Our self-serve Plus plan is built for growing startups and small teams who need more customization and access to feature management and CDP capabilities. Our Growth plan provides access to additional capabilities, such as automated insights, experiments, and audience management. Users also get access to dedicated customer support to further maximize the value from our platform. And our Enterprise plan is designed for larger organizations that have more sophisticated needs and requirements, and includes everything in the Growth plan as well as additional robust features such as advanced data governance, custom user permissions and roles, automated insights, and more. At any point, a customer that needs additional capabilities can purchase add-on functionality or products, which are natively integrated with Amplitude Analytics.

Our land-and-expand business model is powered by the ease of use, rapid time to value, and broad applicability of our platform to provide actionable insights in real time to numerous teams across an organization. This model has enabled us, in many cases, to significantly expand the reach of our platform within organizations.

As of December 31, 2023, we had 511 customers that each represented greater than $100,000 in ARR and 39 customers that each represented greater than $1 million in ARR, demonstrating the mission critical nature of our platform to help customers succeed in the new digital age. In comparison, we had 480 customers that each represented greater than $100,000 in ARR and 30 customers that each represented greater than $1 million in ARR for the years ended December 31, 2022. Customers that each represented greater than $100,000 in ARR accounted for approximately 74% and 75% of our total ARR as of December 31, 2023 and 2022, respectively. We define ARR as the annual recurring revenue of subscription agreements, including certain premium professional services that are subject to contractual subscription terms, at a point in time based on the terms of customers’ contracts. ARR should be viewed independently of revenue, and does not represent our U.S. GAAP revenue on an annualized basis, as it is an operating metric that can be impacted by contract start and end dates and renewal rates. No single customer accounted for more than 3% and 4% of our revenue in the years ended December 31, 2023 and 2022, respectively.

Our ability to expand within our customer base is also demonstrated by our strong dollar-based net retention rate. As of December 31, 2023 and 2022, our dollar-based net retention rate (TTM) across paying customers was 101% and 119%, respectively.

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

As of December 31, 2023 and 2022, we had 2,723 and 1,994 paying customers, respectively, representing an increase of 37% year-over-year. As of December 31, 2023 and 2022, 26 and 28 of the Fortune 100 were paying customers, respectively, with two of our customers falling out of the Fortune 100 list in the year ended December 31, 2023, which demonstrates both our traction to date as well as our significant opportunity to continue to penetrate into the largest global organizations. Our relationship with some of the world’s most beloved product-led companies has resulted in increased brand credibility and access to many attractive growth opportunities.

We have been successful at efficiently growing our customer spend over time as evidenced by our dollar-based net retention rates. As of December 31, 2023 and 2022, our dollar-based net retention rate (TTM) was 101% and 119%, respectively, for paying customers. Additionally, our ending dollar-based net retention rate for paying customers as of December 31, 2023 and 2022, was 98% and 110%, respectively. We continue to increase the number of customers who have entered and grown into larger subscriptions with us. As of December 31, 2023 and 2022, we had 511 and 480 customers, respectively, that each represented greater than $100,000 in ARR, representing a 6% increase year-over-year. Additionally, we had 39 and 30 customers, respectively, that each represented greater than $1 million in ARR, up 30% year-over-year. The number of customers representing greater than $100,000 and $1 million in ARR demonstrates the strategic importance of our platform and our ability to both initially land significant accounts and grow them over time.

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

Investing for Growth

Our investment for growth encompasses multiple critical areas, including product expansion, our sales force, sales support, partner ecosystem, and our international presence. We continue to evolve our technology and product offerings, to ensure that we are best serving our customers’ needs. For example, in October 2023, we introduced Plus to bring the full power of digital analytics to every team for less. We believe the evolution of our technology and product offerings will lead to continued increased retention and positive customer referrals that will continue to generate expansion opportunities within our existing installed base and from new customers. We plan to continue to invest in our research and development organization to maintain and strengthen our market leadership position, and we believe that attracting the best engineering talent will continue to be critical to our long-term success. Although there have been recent cost savings due to our restructuring, as we continue to invest in our platform, we expect our research and development expenses to increase in dollar amount over time. Over the longer term, we believe these expenses as a percentage of revenue will decrease, though these expenses as a percentage of revenue could increase in the short term.

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

Finally, we see opportunities to expand offices and headcount internationally to better service targeted international markets where we believe we have significant opportunity to accelerate existing traction and success. For the years ended December 31, 2023 and 2022, 39% and 38% of our revenue was generated outside the United States, respectively. As we seek to expand our business globally, we may be adversely affected by global economic and political instability. For example, as a result of the Russia-Ukraine war, we terminated certain relationships with customers in Russia and some of the businesses of our customers in the impacted regions have experienced disruptions that have affected their ability to pay for our services. See “Risk Factors–Risks Related to Our Business and Industry–Our operations are international in scope, and we plan further geographic expansion, creating a variety of operational challenges.”

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

	As of December 31,
	2023	2022	YoY Growth
	(dollar values in millions)
Annual Recurring Revenue	$281	$255	10%
Dollar-Based Net Retention Rate (TTM)	101%	119%
Paying Customers	2,723	1,994	37%

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

The following Non-GAAP Financial Measures and related Non-GAAP reconciliations are for the year ended December 31, 2023, compared to the same period in 2022, unless otherwise stated. Non-GAAP Financial Measures and related Non-GAAP reconciliations for the year ended December 31, 2022 compared to the year ended December 31, 2021 may be found in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 16, 2023.

	Year Ended December 31,
	2023	2022
	(in thousands, except percentages)
Gross Profit	$204,361	$167,625
Non-GAAP Gross Profit	$212,899	$176,110

Gross Margin	74%	70%
Non-GAAP Gross Margin	77%	74%

Loss from Operations	$(102,520)	$(96,562)
Non-GAAP Income (Loss) from Operations	$(3,493)	$(26,248)

Loss from Operations Margin	(37)%	(41)%
Non-GAAP Income (Loss) from Operations Margin	(1)%	(11)%

Net Cash Provided by (Used in) Operating Activities	$25,630	$(5,384)
Free Cash Flow	$22,447	$(11,193)

Net Cash Provided by (Used in) Operating Activities Margin	9%	(2)%
Free Cash Flow Margin	8%	(5)%

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

The following tables reconcile the most directly comparable U.S. GAAP financial measure to each of these non-GAAP financial measures.

Non-GAAP Gross Profit and Gross Margin

	Year Ended December 31,
	2023	2022
	(in thousands)
Gross profit	$204,361	$167,625
Add:
Stock-based compensation expense(1)	$7,300	$6,468
Acquired intangible assets amortization	$1,238	$2,017
Non-GAAP Gross Profit	$212,899	$176,110
Non-GAAP Gross Margin	77%	74%

(1)
Stock-based compensation expense-related charges include employer payroll tax-related expenses on employee stock transactions.

Non-GAAP Income (Loss) From Operations and Income (Loss) From Operations Margin

	Year Ended December 31,
	2023	2022
	(in thousands)
Income (loss) from operations	$(102,520)	$(96,562)
Add:
Stock-based compensation expense(1)	$89,472	$68,297
Acquired intangible assets amortization	$1,413	$2,017
Restructuring and other related charges	$8,142	$—
Non-GAAP Income (Loss) from Operations	$(3,493)	$(26,248)
Non-GAAP Income (Loss) from Operations Margin	(1)%	(11)%

(1)
Stock-based compensation expense-related charges include employer payroll tax-related expenses on employee stock transactions, but exclude stock-based compensation costs included in Restructuring and Other Related Charges.

Free Cash Flow and Free Cash Flow Margin

	Year Ended December 31,
	2023	2022
	(in thousands, except percentages)
Net cash provided by (used in) investing activities	$9,317	$(89,393)
Net cash provided by (used in) financing activities	$(4,936)	$5,831
Net cash provided by (used in) operating activities	$25,630	$(5,384)
Less:
Purchase of property and equipment	$(1,279)	$(3,632)
Capitalization of internal-use software costs	$(1,904)	$(2,177)
Free Cash Flow	$22,447	$(11,193)
Free Cash Flow Margin	8%	(5)%

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

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business. To date, we have not recorded any U.S. federal income tax expense, and our state and foreign income tax expenses have not been material. We have recorded deferred tax assets for U.S. federal income taxes for which we provide a full valuation allowance. These deferred tax assets primarily include net operating loss carryforwards of $434.5 million and tax credit carryforwards of $13.0 million, net of reserves as of December 31, 2023, which begin expiring in 2032 and 2033, respectively. We expect to maintain this full valuation allowance in U.S. jurisdictions for the foreseeable future as it is not more likely than not the deferred tax assets will be realized based on our history of losses.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

The following discussion and analysis are for the year ended December 31, 2023, compared to the same period in 2022, unless otherwise stated. Discussion and analysis for the year ended December 31, 2022 compared to the year ended December 31, 2021 may be found in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 16, 2023.

	Year Ended December 31,
	2023	2022
	(in thousands)
Revenue	$276,284	$238,067
Cost of revenue(1)	71,923	70,442
Gross profit	204,361	167,625
Operating expenses:
Research and development(1)	90,138	80,589
Sales and marketing(1)	153,714	129,962
General and administrative(1)	54,887	53,636
Restructuring and other related charges(1)	8,142	—
Total operating expenses	306,881	264,187
Loss from operations	(102,520)	(96,562)
Other income (expense), net	13,426	3,981
Loss before provision for (benefit from) income taxes	(89,094)	(92,581)
Provision for (benefit from) income taxes	1,269	796
Net loss	$(90,363)	$(93,377)

(1)
Amounts include stock-based compensation expense as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Cost of revenue	$7,300	$6,468
Research and development	36,643	27,855
Sales and marketing	29,404	17,143
General and administrative	14,085	15,757
Restructuring and other related charges	853	—
Total stock-based compensation expense	$88,285	$67,223

The following table sets forth the components of our consolidated statements of operations and comprehensive loss data, for each of the periods presented, as a percentage of revenue.

	Year Ended December 31,
	2023	2022
	(in thousands, except percentages)
Revenue	100%	100%
Cost of revenue	26%	30%
Gross margin	74%	70%
Operating expenses:
Research and development	33%	34%
Sales and marketing	56%	55%
General and administrative	20%	23%
Restructuring and other related charges	3%	*
Total operating expenses	111%	111%
Loss from operations	(37)%	(41)%
Other income (expense), net	5%	2%
Loss before provision for (benefit from) income taxes	(32)%	(39)%
Provision for (benefit from) income taxes	*	*
Net loss	(33)%	(39)%

* Less than 1%

Note: Certain figures may not sum due to rounding

Comparison of Fiscal Years Ended December 31, 2023 and 2022

Revenue

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Revenue	$276,284	$238,067	$38,217	16%

Revenue increased $38.2 million, or 16%, in fiscal 2023 compared to fiscal 2022. The increase in revenue was primarily due to growth of our paying customer base of 37% and revenue generated from our existing paying customers as reflected by our NRR (TTM) of 101% as of December 31, 2023.

Cost of Revenue and Gross Margin

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$71,923	$70,442	$1,481	2%
Gross margin	74%	70%	N/A	N/A

Cost of revenue increased $1.5 million, or 2%, in fiscal 2023 compared to fiscal 2022. The increase was primarily due to an increase of $0.8 million in stock-based compensation expense and related payroll taxes, and an increase of $0.3 million in third-party hosting costs as we increased capacity to support paying customer usage and growth of our paying customer base.

Gross margin increased in fiscal 2023 compared to fiscal 2022 mainly due to a decrease in our third-party hosting costs as a percentage of revenue and a decrease in personnel and related expenses as a result of our Restructuring Plan.

Operating Expenses

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Research and development	$90,138	$80,589	$9,549	12%
Sales and marketing	153,714	129,962	23,752	18%
General and administrative	54,887	53,636	1,251	2%
Restructuring and other related charges	8,142	—	8,142	*
Total operating expenses	$306,881	$264,187	$42,694	16%

* Not meaningful

Research and Development

Research and development expenses increased $9.5 million, or 12%, in fiscal 2023 compared to fiscal 2022. The increase was primarily due to an increase of $9.0 million in stock-based compensation expense and related payroll taxes and an increase of $0.7 million in software subscription costs.

Sales and Marketing

Sales and marketing expenses increased $23.8 million, or 18%, in fiscal 2023 compared to fiscal 2022. The increase was primarily due to an increase of $12.8 million in stock-based compensation expenses and related payroll taxes and an increase of $8.5 million in personnel and related expenses, including an increase in allocated overhead costs. The increase was also attributable to an increase of $6.6 million in bonuses and commissions related to an increase in the amortization of capitalized commissions in the period compared to the same period in the prior year and amounts earned in the year. The increase was partially offset by a decrease of $5.5 million related to marketing expenses mainly attributed to expenses to support hosting of Amplify, our in-person and virtual product and growth conference held in the year ended December 31, 2022 that was not repeated in the year ended December 31, 2023.

General and Administrative

General and administrative expenses increased $1.3 million, or 2%, in fiscal 2023 compared to fiscal 2022.The increase was primarily attributable to an increase of $2.7 million in personnel and related expenses, including an increase in allocated overhead costs. The increase was partially offset by a decrease of $1.5 million in stock-based compensation expense and related payroll taxes.

Restructuring and Other Related Charges

Restructuring and other related charges were $8.1 million in fiscal 2023 related to charges related to employee transition, severance payments, employee benefits, and stock-based compensation. We did not have related expenses in fiscal 2022.

Other Income (Expense), net

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Other income (expense), net	$13,426	$3,981	9,445	237%

Other income (expense), net increased $9.4 million, in fiscal 2023 compared to fiscal 2022. The increase was primarily related to a $9.4 million increase in interest income due to rising interest rates and interest earned on investments in money market funds and marketable securities held during the year ended December 31, 2023 that were purchased in the second half of the year ended December 31, 2022.

Provision for (Benefit from) Income Taxes

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$1,269	$796	$473	59%

Provision for (benefit from) income taxes increased $0.5 million, or 59%, in fiscal 2023 compared to fiscal 2022, primarily due to an increase in foreign taxes resulting from foreign deferred tax balance changes during the year December 31, 2023.

Liquidity and Capital Resources

Since inception, we have financed operations primarily through the net proceeds we have received from the sales of our preferred stock and common stock as well as cash generated from the sale of subscriptions to our platform. We have generated losses from our operations as reflected in our accumulated deficit of $363.5 million as of December 31, 2023. We generated positive cash flows from operating activities during the year ended December 31, 2023; however, we have historically generated negative cash flows from operating activities. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support our platform, including growth in our customer base and customer usage, increased research and development expenses to support the growth of our business and related infrastructure, and increased general and administrative expenses to support being a publicly-traded company.

As of December 31, 2023, our principal sources of liquidity were cash and cash equivalents of $248.5 million and restricted cash of $0.9 million. We also had $73.9 million in marketable securities that provide additional capital resources. Additionally, a substantial source of our cash provided by operating activities is our deferred revenue, which is included on our consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the term of the subscription agreement. As of December 31, 2023, we had $102.6 million of deferred revenue, all of which was recorded as a current liability. This deferred revenue will be recognized as revenue when or as the related performance obligations are met.

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

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$25,630	$(5,384)
Net cash provided by (used in) investing activities	$9,317	$(89,393)
Net cash provided by (used in) financing activities	$(4,936)	$5,831

Operating Activities

Our largest source of operating cash is cash collection from sales of subscriptions to our paying customers. Our primary uses of cash from operating activities are for personnel and related expenses, marketing expenses, and third-party hosting-related and software expenses. For the year ended December 31, 2023, we have generated positive cash flow from operating activities; however, in the past several years, we generated negative cash flows from operating activities and have supplemented working capital requirements through net proceeds from the sale of preferred stock and common stock.

Net cash provided by operating activities of $25.6 million for fiscal 2023 reflects our net loss of $90.4 million, adjusted by non-cash items such as stock-based compensation expense of $88.3 million, depreciation and amortization of $5.6 million, and non-cash operating lease costs of $3.9 million as well as net cash provided by changes in our operating assets and liabilities of $18.5 million. The net cash provided by changes in operating assets and liabilities primarily consisted of collections outpacing revenue recognized as evidenced through the net increase in cash of $4.1 million from changes in accounts receivable and deferred revenue. Additionally, an increase in accrued expenses and accounts payable of $14.4 million due to timing of payments made and a decrease in prepaid expenses and other current and noncurrent assets of $5.8 million contributed to the net cash provided by operating activities. These changes were offset by an increase in deferred commissions of $1.7 million, and a $4.1 million decrease in operating lease liabilities due to payments related to our operating lease obligations.

Net cash used in operating activities of $5.4 million for fiscal 2022 reflects our net loss of $93.4 million, adjusted by non-cash items such as stock-based compensation expense of $67.2 million, depreciation and amortization of $4.7 million, and non-cash operating lease costs of $3.7 million as well as net cash provided by changes in our operating assets and liabilities of $12.3 million. The net cash provided by changes in operating assets and liabilities primarily consisted of a $20.7 million increase in deferred revenue, resulting from increased billings and collections for subscriptions, a net increase in accrued expenses and accounts payable of $1.7 million due to timing of payments made, and a net decrease in prepaid expenses and other current and noncurrent assets of $4.0 million. These changes were offset by an increase in deferred commissions of $8.0 million, a $2.4 million increase in accounts receivable due to higher customer billing, and a $3.6 million decrease in operating lease liabilities due to payments related to our operating lease obligations.

Investing Activities

Net cash provided by investing activities of $9.3 million for fiscal 2023 consisted of $12.5 million of cash received from the maturities of marketable securities, offset by $1.9 million of capitalized internal-use software development costs, and $1.3 million in purchases of property and equipment.

Net cash used in investing activities of $89.4 million for fiscal 2022 consisted of $83.2 million of purchases of marketable securities, $2.2 million of capitalized internal-use software development costs, $3.6 million in purchases of property and equipment, and $0.4 million of cash paid for acquisitions, net of cash acquired.

Financing Activities

Net cash used in financing activities of $4.9 million for fiscal 2023 primarily consisted of $4.6 million in proceeds from the exercise of stock options offset by $8.9 million in net tax remittance on equity awards primarily driven by a change in tax withholding settlement method related to vesting of RSU awards from sell-to-cover to withhold-to-cover that occurred in the year ended December 31, 2023.

Net cash provided by financing activities of $5.8 million for fiscal 2022 primarily consisted of $6.9 million in proceeds from the exercise of stock options offset by $1.1 million of net cash used from sales of common stock to cover tax-related amounts that were remitted to the respective taxing jurisdictions in excess of cash received during the period. It is expected that cash received and paid for these amounts will be cash flow neutral over time.

Remaining Performance Obligations

Remaining performance obligations (“RPO”) as of December 31, 2023 and 2022, including the expected timing of recognition, is as follows:

	As of December 31,
	2023	2022	% Change
Less than or equal to 12 months	$188,456	$190,595	(1)%
Greater than 12 months	50,962	57,581	(11)%
Total remaining performance obligations	$239,418	$248,176	(4)%

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

Contractual Obligations and Commitments

As of December 31, 2023, the contractual commitment amounts in the table below are associated with agreements that are enforceable and legally binding. Purchase orders issued in the ordinary course of business are not included in the table below, as our purchase orders represent authorizations to purchase rather than binding agreements.

	Total	2024	2025-2026	2027-2028	After 2028
	(in thousands)
Operating lease and real estate-related commitments(1)	$9,302	$5,464	$3,838	$—	$—
Purchase commitments(2)	176,994	68,526	108,468	—	—
Total contractual obligations	$186,296	$73,990	$112,306	$—	$—

(1)
Consists of future real estate-related non-cancellable minimum rental payments under operating leases and real estate commitments with substitution rights.
(2)
Included in this commitment is a hosting arrangement with AWS. We entered into the 60-month contract in August 2021. The contract may be terminated by either party if the other party is in material breach of the contract and such breach remains uncured for 30 days. Pursuant to the terms of the contract, we are required to spend a minimum of $267 million over the five-year term of the contract. As of December 31, 2023, we had $174 million remaining on this commitment.

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds and U.S. government securities. As of December 31, 2023, we had cash and cash equivalents of $248.5 million and marketable securities, including non-current investments, of $73.9 million. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income on cash and cash equivalents. However, an immediate 10% increase or decrease in interest rates would not have a material effect on the fair value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Amplitude, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue arrangements with non-standard terms and conditions

As discussed in Note 1 to the consolidated financial statements, the Company generates revenue from Software as a Service (SaaS) subscriptions to customers. Most customer contracts are subject to standard terms and conditions; however, certain contracts contain nonstandard terms that may impact the timing of revenue recognition. For the year ended December 31, 2023, the Company’s revenue was $276.3 million, which included revenue related to sales of SaaS subscription arrangements.

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

Santa Clara, California
February 20, 2024

AMPLITUDE, INC.

Consolidated Balance Sheets

(In thousands)

	As of December 31, 2023	As of December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$248,491	$218,494
Marketable securities, current	73,909	11,971
Accounts receivable, net of allowance for doubtful accounts of $1,101 and $690 as of December 31, 2023 and 2022, respectively	29,496	22,716
Prepaid expenses and other current assets	16,624	20,335
Deferred commissions, current	11,444	10,918
Total current assets	379,964	284,434
Marketable securities, noncurrent	—	71,217
Property and equipment, net	10,068	9,408
Intangible assets, net	609	2,022
Goodwill	4,073	4,073
Restricted cash, noncurrent	869	855
Deferred commissions, noncurrent	26,942	25,799
Operating lease right-of-use assets	6,856	9,593
Other noncurrent assets	4,303	6,354
Total assets	$433,684	$413,755
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,063	$490
Accrued expenses	26,657	18,699
Deferred revenue	102,573	89,993
Total current liabilities	132,293	109,182
Operating lease liabilities, noncurrent	3,604	7,093
Noncurrent liabilities	3,034	2,511
Total liabilities	138,931	118,786
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value per share; 20,000 shares authorized as of December 31, 2023 and 2022; zero shares issued and outstanding as of December 31, 2023 and 2022	—	—
Class A common stock, $0.00001 par value per share; 600,000 shares authorized as of December 31, 2023 and 2022; 85,628 and 76,351 shares issued and outstanding as of December 31, 2023 and 2022, respectively	1	1
Class B common stock, $0.00001 par value per share; 600,000 shares authorized as of December 31, 2023 and 2022; 34,382 and 37,848 shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Additional paid-in capital	658,463	568,889
Accumulated other comprehensive loss	(181)	(754)
Accumulated deficit	(363,530)	(273,167)
Total stockholders’ equity	294,753	294,969
Total liabilities and stockholders’ equity	$433,684	$413,755

See accompanying notes to consolidated financial statements.

AMPLITUDE, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2023	2022	2021

Revenue	$276,284	$238,067	$167,261
Cost of revenue	71,923	70,442	51,764
Gross profit	204,361	167,625	115,497
Operating expenses:
Research and development	90,138	80,589	48,251
Sales and marketing	153,714	129,962	86,025
General and administrative	54,887	53,636	55,370
Restructuring and other related charges	8,142	—	—
Total operating expenses	306,881	264,187	189,646
Other income (expense), net	13,426	3,981	195
Loss before provision for (benefit from) income taxes	(89,094)	(92,581)	(73,954)
Provision for (benefit from) income taxes	1,269	796	1,029
Net loss	$(90,363)	$(93,377)	$(74,983)
Net loss per share attributable to Class A and Class B common stockholders:
Basic and diluted	$(0.77)	$(0.84)	$(1.46)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders:
Basic and diluted	116,938	111,437	51,360

Other comprehensive loss
Net unrealized gains (losses) on marketable securities	$573	$(754)	$-
Comprehensive loss	$(89,790)	$(94,131)	$(74,983)

See accompanying notes to consolidated financial statements.

AMPLITUDE, INC.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands)

	Redeemable convertible preferred stock		Class A and Class B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	loss	deficit	equity (deficit)
Balance at December 31, 2020	61,717	$187,811	27,924	$—	$37,704	$—	$(104,824)	$(67,120)
Stock-based compensation expense	—	—	—	—	34,773	—	—	34,773
Exercise of stock options	—	—	10,301	—	16,982	—	—	16,982
Issuance of common stock in connection with an acquisition	—	—	1,070	—	7,402	—	—	7,402
Issuance of redeemable convertible preferred stock, net of issuance costs of $198	6,247	199,802	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock upon Direct Listing	(67,964)	(387,613)	67,964	1	387,612	—	—	387,613
Vesting of restricted stock units	—	—	2,617	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	1,881	—	—	1,881
Net loss	—	—	—	—	—	—	(74,983)	(74,983)
Balance at December 31, 2021	—	$—	109,876	$1	$486,354	$—	$(179,807)	$306,548
Stock-based compensation expense	—	—	—	—	68,576	—	—	68,576
Exercise of stock options	—	—	2,499	—	6,899	—	—	6,899
Vesting of early exercised stock options	—	—	—	—	2,323	—	—	2,323
Vesting of restricted stock units	—	—	1,482	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	350	—	4,738	—	—	4,738
Repurchase of unvested stock options	—	—	(8)	—	(1)	—	—	(1)
Cumulative impact of Topic 842 adoption	—	—	—	—	—	—	17	17
Net loss	—	—	—	—	—	—	(93,377)	(93,377)
Other comprehensive income (loss), net	—	—	—	—	—	(754)	—	(754)
Balance at December 31, 2022	—	$—	114,199	$1	$568,889	$(754)	$(273,167)	$294,969
Stock-based compensation expense	—	—	—	—	90,022	—	—	90,022
Exercise of stock options	—	—	1,651	—	4,619	—	—	4,619
Vesting of early exercised stock options	—	—	—	—	715	—	—	715
Vesting of restricted stock units	—	—	4,754	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	474	—	4,062	—	—	4,062
Tax withholding on net share settlement of restricted stock units	—	—	(891)	—	(9,844)	—	—	(9,844)
Repurchase of unvested stock options			(177)		—
Net loss	—	—	—	—	—	—	(90,363)	(90,363)
Other comprehensive income (loss), net	—	—	—	—	—	573	—	573
Balance at December 31, 2023	—	$—	120,010	$1	$658,463	$(181)	$(363,530)	$294,753

See accompanying notes to consolidated financial statements.

AMPLITUDE, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(90,363)	$(93,377)	$(74,983)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,620	4,662	3,093
Stock-based compensation expense	88,285	67,223	34,394
Other	(301)	42	1,802
Non-cash operating lease costs	3,917	3,731	—
Changes in operating assets and liabilities:
Accounts receivable	(8,448)	(2,427)	(3,033)
Prepaid expenses and other current assets	3,711	(1,014)	(12,222)
Deferred commissions	(1,670)	(8,032)	(9,245)
Other noncurrent assets	2,050	5,036	(4,491)
Accounts payable	2,498	(2,884)	(1,054)
Accrued expenses	11,873	4,574	5,556
Deferred revenue	12,580	20,698	28,470
Operating lease liabilities	(4,122)	(3,616)	-
Net cash provided by (used in) operating activities	25,630	(5,384)	(31,713)
Cash flows from investing activities:
Cash received from maturities of marketable securities	12,500	—	—
Purchases of marketable securities	—	(83,190)	—
Purchase of property and equipment	(1,279)	(3,632)	(1,529)
Capitalization of internal-use software costs	(1,904)	(2,177)	(1,693)
Cash paid for acquisitions, net of cash acquired	—	(394)	1,724
Net cash provided by (used in) investing activities	9,317	(89,393)	(1,498)
Cash flows from financing activities:
Proceeds from the exercise of stock options	4,619	6,910	21,783
Proceeds from the issuance of redeemable convertible preferred stock, net	—	—	199,802
Cash received for tax withholding obligations on equity award settlements	13,427	17,992	145,481
Cash paid for tax withholding obligations on equity award settlements	(22,334)	(19,056)	(144,420)
Repurchase of unvested stock options	(648)	(15)	(3)
Net cash provided by (used in) financing activities	(4,936)	5,831	222,643
Net increase (decrease) in cash, cash equivalents, and restricted cash	30,011	(88,946)	189,432
Cash, cash equivalents, and restricted cash at beginning of period	219,349	308,295	118,863
Cash, cash equivalents, and restricted cash at end of period	$249,360	$219,349	$308,295
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$454	$424	$182
Non-cash investing and financing activities:
Vesting of early exercised options	$715	$2,323	$1,881
Purchases of property and equipment included in liabilities	$86	$11	$—
Stock-based compensation capitalized as internal-use software costs	$1,737	$1,353	$379

See accompanying notes to consolidated financial statements.

AMPLITUDE, INC.

Notes to Consolidated Financial Statements

(1)
Summary of Business and Significant Accounting Policies

Description of Business

Amplitude, Inc. (the “Company”) was incorporated in the state of Delaware in 2011 and is headquartered in San Francisco, California. The Company provides a Digital Analytics Platform that helps businesses understand how people are using their digital products so they can improve the digital experience provided by those digital products. The Company delivers its application over the Internet as a subscription service using a software-as-a-service (“SaaS”) model. The Company’s arrangements with customers do not provide the customer with the right to take possession of the software supporting the cloud-based application service at any time. The Company also offers customer support related to initial implementation setup, ongoing support services, and application training.

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

Foreign Currency

The reporting currency of the Company is the United States dollar. The functional currency of the Company’s foreign subsidiaries is also the United States dollar. Foreign currency transaction gains and losses are recognized in “Other income (expense), net” in the consolidated statements of operations and comprehensive loss, and have not been material for any of the periods presented.

Direct Listing

On September 21, 2021, the Company’s registration statement (the “Registration Statement”) related to the direct listing of the Company's Class A common stock on the Nasdaq Capital Market (the “Direct Listing”) was declared effective by the SEC, and on September 28, 2021, the Company’s Class A common stock commenced trading. The Company incurred fees related to financial advisory service, audit, and legal expenses in connection with the Direct Listing and recorded general and administrative expenses of $18.2 million for the year ended December 31, 2021.

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

(iv)
Allocation of the transaction price to the performance obligations in the contract

Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on each performance obligation’s relative standalone selling price. Contracts typically have one performance obligation of providing access to the core subscription service. On occasion, contracts include professional services to customers, which are separate performance obligations. Professional services revenue has historically not been significant.

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

Remaining performance obligations

The Company’s contracts with customers generally include one combined performance obligation, its core subscription offering, which is a series of distinct services transferred to the customer ratably over the respective obligation’s term. Other performance obligations that may be identified in contracts include professional services. As of December 31, 2023, the unrecognized transaction price related to remaining performance obligations was $239.4 million.

The Company’s remaining performance obligations as of December 31, 2023 are expected to be recognized as follows (in thousands):

	As of December 31,
	2023	2022
Less than or equal to 12 months	$188,456	$190,595
Greater than 12 months	50,962	57,581
Total remaining performance obligations	$239,418	$248,176

Disaggregation of Revenue

The following table shows the Company’s disaggregation of revenue by geographic areas, as determined based on the address of the Company's customers (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$167,919	$146,415	$107,244
International	108,365	91,652	60,017
Total revenue	$276,284	$238,067	$167,261

Accounts Receivable, Net

Accounts receivable are primarily comprised of cash due from customers and are recorded at the invoiced amount, net of an allowance for doubtful accounts. The Company has a well-established collections history from its customers. Credit is extended to customers based on an evaluation of their financial condition and other factors. In determining the necessary allowance for doubtful accounts, the Company estimates the lifetime expected credit losses against the existing accounts receivable balance. The Company's estimate is based on certain factors including historical loss rates, current economic conditions, reasonable and supportable forecasts, and customer-specific circumstances. The Company maintained an allowance of $1.1 million and $0.7 million for doubtful accounts as of December 31, 2023 and 2022, respectively. The movements in the allowance for doubtful accounts were not material for any of the periods presented. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

No customer accounted for 10% or more of total revenue for the years ended December 31, 2023, 2022, and 2021. As of the year ended December 31, 2023, one customer represented 10% of accounts receivable. As of the year end December 31, 2022 no customers represented 10% or more of accounts receivable.

Deferred Revenue

Deferred revenue consists of billings of payments received in advance of revenue recognition and is recognized when, or as, performance obligations are satisfied. The Company generally invoices its customers annually or in semi-annual, quarterly, or monthly installments. Accordingly, the deferred revenue balance does not represent the total contract value of annual non-cancellable subscription agreements. The amount of revenue recognized in the years ended December 31, 2023 and 2022 that was included in deferred revenue at the beginning of the period was $89.6 million and $68.8 million, respectively.

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

The following table represents a roll-forward of the Company’s deferred commissions as of December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Beginning balance	$36,717	$28,685
Additions to deferred commissions	13,656	17,740
Amortization of deferred commissions	(11,987)	(9,708)
Ending balance	38,386	36,717
Deferred commissions, current portion	11,444	10,918
Deferred commissions, net of current portion	26,942	25,799
Total deferred commissions	$38,386	$36,717

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

Advertising Costs

The Company expenses all advertising costs as incurred as a component of sales and marketing expenses. Advertising expenses of $5.5 million, $5.8 million, and $4.5 million were incurred during the years ended December 31, 2023, 2022, and 2021, respectively.

Stock-Based Compensation

The Company records stock-based compensation expense for all stock-based awards, including stock options, restricted stock units (“RSUs”) and purchase rights issued under the 2021 Employee Stock Purchase Plan (“ESPP”), made to employees, non-employees, and directors based on estimated fair values recognized over the requisite service period. The Company measures and recognizes compensation expense for all stock-based payment awards granted to employees, directors, and non-employees based on the estimated fair values on the date of the grant and vesting criteria. For options, vesting is typically over a four-year period and is contingent upon continued employment on each vesting date. In general, options granted to newly hired employees vest ratably each month over a 36-month period to 48-month period. RSUs typically vest ratably each quarter over a three-year period and is contingent upon continued employment on each vesting date.

The Company recognizes compensation expense for service-based stock-based awards as an expense over the employee’s or director’s requisite service period on a straight-line basis. The Company also has certain options and awards that have performance-based vesting conditions upon certain liquidity events. As a result of the Direct Listing, the liquidity event was met for all outstanding awards with a performance condition and therefore the related expense was recognized using the accelerated attribution method. Forfeitures are accounted for as they occur. Stock-based compensation expense is allocated to cost of revenue and operating expenses on the consolidated statements of operations and comprehensive loss based on where the associated employee’s functional department is located.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are stated at fair value. Restricted cash represents cash held to collateralize lease obligations related to the Company's property leases. As of December 31, 2023 and 2022, $0.9 million of restricted cash is recorded as noncurrent assets. The following table represents the Company's cash, cash equivalents, and restricted cash at each period end (in thousands):

	As of December 31,
	2023	2022
Cash and cash equivalents	$248,491	$218,494
Restricted cash, noncurrent	869	855
Total cash, cash equivalents, and restricted cash	$249,360	$219,349

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

The Company evaluates its investments with unrealized loss positions at the individual security level to determine whether the unrealized loss was related to credit or noncredit factors. The Company considers whether a credit loss exists based on the extent of the unrealized loss position, any adverse conditions specifically related to the security or the issuer's operating environment, pay structure of the security, the issuer's payment history and any changes in the issuer's credit rating. Estimated credit losses are determined using a discounted cash flow model and recorded as an allowance, with changes in expected credit losses on the Company's investments recorded in “Other income (expense), net” in the consolidated statements of operations and comprehensive loss. Unrealized gains and losses related to noncredit factors are reflected in “Accumulated other comprehensive loss” on the consolidated balance sheets.

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

Observable inputs are based on market data obtained from independent sources. The fair value of cash, cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximated their carrying values as of December 31, 2023 and 2022 due to their short-term nature. The fair values of all of these instruments are categorized as Level 1 in the fair value hierarchy. The fair value of the Company's marketable securities as categorized by the fair value level hierarchy is detailed in Note 3.

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

Goodwill and Other Acquired Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with business combinations accounted for using the acquisition method of accounting. The Company has one reporting unit and performs testing of goodwill in the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. These triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. The Company’s test for goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. If the Company determines, based on the qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, then a quantitative goodwill impairment test is required. There were no impairments of goodwill recorded for the years ended December 31, 2023, 2022, and 2021.

Intangible assets mainly consist of developed technology resulting from the Company’s acquisitions. Acquired intangible assets are recorded at cost, net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which was determined to be three years for all acquired intangibles. For developed technology, amortization costs were included within cost of revenue in the consolidated statements of operations upon the related product release date. Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. There was no impairment of intangible assets recorded for the years ended December 31, 2023, 2022, and 2021.

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

Operating lease ROU assets and liabilities were recognized at adoption date or lease commencement date, based on the present value of lease payments over the remaining lease term. The Company’s lease contracts do not provide an implicit rate, as such the Company used its incremental borrowing rate based on the information available at adoption date or lease commencement date, if the commencement date was after January 1, 2022, in determining the present value of lease payments. The operating lease ROU assets also include any lease payments made to the lessors at or before the lease commencement date, and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

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

Capitalized Internal-Use Software Costs

The Company capitalizes development costs related to its platform and certain other projects for internal use. The Company considered the guidance set forth in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 350-40-15, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, which requires companies to capitalize qualifying computer software costs that are incurred during the application development stage, and then amortize them over the software’s estimated useful life. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Capitalized internal-use software costs are included in “Property and equipment, net” on the Company's consolidated balance sheets and are amortized on a straight-line basis over its estimated useful life into cost of revenue within the consolidated statements of operations and comprehensive loss. All software development costs prior to capitalization have been recorded in research and development expense in the consolidated statements of operations. There was no impairment to capitalized internal-use software costs during the years ended December 31, 2023, 2022, and 2021.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets or asset groups for impairment whenever events indicate that the carrying value of an asset or asset group may not be recoverable based on expected future cash flows attributable to that asset or asset group. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds estimated undiscounted future cash flows, then an impairment charge would be recognized based on the excess of the carrying amount of the asset or asset group over its fair value. No impairment loss on long-lived assets was recognized in the years ended December 31, 2023, 2022, and 2021.

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

The Company has not incurred any expense in defense or reimbursement of any of its customers for losses related to indemnification provisions, and no material claims against the Company are outstanding as of December 31, 2023, 2022, and 2021. The Company’s exposure under these indemnification provisions is often capped at a fixed amount in many customer agreements and uncapped in others. Due primarily to the lack of history of prior indemnification claims and the unique facts and circumstances involved in each particular contractual arrangement, the Company has determined that potential costs related to indemnification are not probable or estimable and, as such, has not recorded a reserve for the years ended December 31, 2023 and 2022.

In addition, in the ordinary course of business, the Company may provide indemnifications of varying scope and terms to vendors, directors, officers, and other parties with respect to certain matters. The Company has not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in its consolidated financial statements.

Warranties

For certain customers, the Company provides a performance warranty for accessibility to the Company’s platform as identified in an order form during the order duration. The Company’s software products are generally warranted for certain customers to substantially conform to the specifications set forth in the related customer contract and published documentation. In the event there is a failure of such warranties, the Company generally will correct the problem or provide a reasonable workaround or replacement product. The Company has the standard 30-day cure period for failures that amount to a material breach, and no warranted time frame for nonmaterial failures. If the Company cannot correct or provide a workaround or replacement product for material failures within the cure period, then the customer’s remedy is generally limited to termination of the contractual arrangement related to the nonconforming product services with a pro rata refund of the related fees paid. The Company has not incurred significant expense under these service warranties, nor does it expect that any future expense is probable. Accordingly, the Company has determined that potential costs related to warranties are not probable or estimable and, as such, has not recorded a reserve as of December 31, 2023 and 2022.

Recently Adopted Accounting Pronouncements

The Company did not adopt accounting pronouncements during the year ended December 31, 2023.

Recently Issued Accounting Pronouncements

Income Taxes: In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of the new standard on its consolidated financial statements which is expected to result in enhanced disclosures.

(2)
Balance Sheet Components

The following tables show the Company’s financial statement details as of December 31, 2023 and 2022.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,
	2023	2022
Prepaid hosting	$6,074	$9,759
Other prepaid expenses and other assets	10,550	10,576
Total prepaid expense and other current assets	$16,624	$20,335

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2023	2022
Office equipment	$4,427	$4,062
Furniture and fixtures	1,237	1,533
Leasehold improvements	1,299	1,012
Software	—	13
Internal-use software	10,467	6,825
Total property and equipment	17,430	13,445
Less accumulated depreciation and amortization	(7,362)	(4,037)
Property and equipment, net	$10,068	$9,408

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2023, 2022, and 2021 was $4.2 million, $2.6 million, and $1.4 million, respectively.

The changes in the carrying value of capitalized internal-use software costs for the periods presented below are as follows (in thousands):

Amount

Balance as of December 31, 2021	$2,608
Capitalization of internal-use software costs	3,530
Amortization of internal-use software costs	(1,247)
Balance as of December 31, 2022	4,891
Capitalization of internal-use software costs	3,641
Amortization of internal-use software costs	(2,350)
Balance as of December 31, 2023	6,182

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of December 31,
	2023	2022
Accrued hosting	$6,506	$289
Accrued commission	6,383	4,494
Accrued payroll and employee related taxes	2,468	1,580
Accrued sales tax	322	338
Liability from early exercised stock options	20	1,382
2021 Employee Stock Purchase Plan withholding	1,017	1,185
Operating lease liabilities, current	4,571	3,997
Other accrued liabilities	5,370	5,434
Total accrued expenses	$26,657	$18,699

(3)
Fair Value Measurements

The following table summarizes, for financial assets measured at fair value, the respective fair value and classification by level of input within the fair value hierarchy (in thousands):

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$211,741	$—	$—	$211,741
Level 2:
Available-for-sale securities
U.S. governmental securities	74,090	—	(181)	73,909
Total	$285,831	$—	$(181)	$285,650

	As of December 31, 2022

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$168,730	$—	$—	$168,730
Level 2:
Available-for-sale securities
U.S. governmental securities	83,942	—	(754)	83,188
Total	$252,672	$—	$(754)	$251,918

(1)
Included in “Cash and cash equivalents” in the Company's consolidated balance sheets as of December 31, 2023 and 2022, in addition to cash of $36.8 million and $49.8 million, respectively.

The Company uses quoted prices in active markets for identical assets to determine the fair value of the Company's Level 1 investments. The fair value of the Company's Level 2 investments is determined using pricing based on quoted market prices or alternative market observable inputs.

The fair value of the Company's available-for-sale securities as of December 31, 2023, by remaining contractual maturities, was as follows (in thousands):

As of December 31, 2023
Due in one year or less	$73,909
Due in greater than one year	—
Total	$73,909

The Company periodically evaluates its investments for expected credit losses. The unrealized losses on the available-for-sale securities were primarily due to unfavorable changes in interest rates subsequent to the initial purchase of these securities. None of the Company's available-for-sale securities have been in a continuous unrealized loss position for twelve months or longer as of December 31, 2023. The Company expects to recover the full carrying value of its available-for-sale securities in an unrealized loss position as it does not intend or anticipate a need to sell these securities prior to recovering the associated unrealized losses. The Company also expects any credit losses would be immaterial based on the high-grade credit rating for each of such available-for-sale securities. As a result, the Company does not consider any portion of the unrealized losses as of December 31, 2023 and 2022 to represent a credit loss.

(4)
Intangible Assets, Net

Intangible Assets Other Than Goodwill

Intangible assets, net consisted of the following (in thousands):

	As of December 31, 2023			As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology	$5,550	$(5,258)	$292	$5,550	$(4,153)	$1,397
Customer related	931	(614)	317	931	(306)	625
Intangible assets, net	$6,481	$(5,872)	$609	$6,481	$(4,459)	$2,022

Amortization expense of intangible assets was $1.4 million, $2.1 million, and $1.7 million for the years ended December 31, 2023, 2022, and 2021, respectively.

As of December 31, 2023, future amortization expense is expected to be as follows (in thousands):

Amount
2024	$509
2025	100
2026	—
2027	—
2028	—
Total	$609

(5)
Stockholders’ Equity and Equity Incentive Plans

Preferred stock

In connection with the Direct Listing on September 21, 2021, an amended and restated certificate of incorporation of the Company was filed with the Secretary of State of the State of Delaware, which authorized the issuance of 20 million shares of undesignated preferred stock with a par value of $0.00001 per share and rights and preferences, including voting rights, designated from time to time by the Company's board of directors.

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

The Company has reserved shares of its Class A common stock as follows:

	As of December 31,
	2023	2022
2014 Stock Option and Grant Plan and 2021 Incentive Award Plan:
Equity plan stock options outstanding	14,268,055	16,767,752
RSUs outstanding	11,301,279	9,914,125
Shares available for future issuance	18,260,813	16,774,634
2021 Employee Stock Purchase Plan:
Shares available for future issuance	4,079,994	3,411,791
Total reserved shares	47,910,141	46,868,302

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

2021 Incentive Award Plan

In August 2021, the Company's board of directors adopted, and its stockholders approved, the 2021 Plan, which became effective in connection with the Direct Listing. The 2021 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSU awards, performance bonus awards, performance stock units, dividend equivalent awards and other forms of equity compensation (collectively, “equity awards”). As of December 31, 2023, a total of 18,260,813 shares of the Company's Class A common stock have been reserved for issuance under the 2021 Plan in addition to (i) any shares available for issuance under the 2014 Plan as of the effective date of the 2021 Plan, (ii) the number of shares represented by awards outstanding under the Company's 2014 Plan (“Prior Plan Awards”) that become available upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class A common stock underlying outstanding stock awards granted under the 2014 Plan, and (iii) an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (A) 5% of the shares of the Company's common stock outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the Company's board of directors; provided, however, that no more than 88,000,000 shares of stock may be issued upon the exercise of incentive stock options.

Stock Option Awards

Stock options granted under the 2014 Plan and the 2021 Plan (collectively, the “combined stock plans”) generally vest based on continued service over four years.

Option activity under the Company's combined stock plans is set forth below:

			Weighted
		Weighted	average	Aggregate
	Outstanding	average	remaining	intrinsic
	stock	exercise	contractual	value
	options	price	life (years)	(in thousands)
Balances as of December 31, 2022	16,767,752	$4.19	7.19	$132,298
Granted	425,352	11.94
Exercised	(1,651,124)	2.80
Cancelled/forfeited	(1,273,925)	6.32
Balances as of December 31, 2023(1)	14,268,055	$4.40	6.27	$118,757
Exercisable as of December 31, 2023(2)	12,494,164	$3.70	6.04	$112,726

(1)
As no forfeitures are estimated due to the Company's adoption of ASU No. 2016-09, all options are vested or expected to vest. As of December 31, 2023, no options were outstanding that were subject to a future performance condition
(2)
Exercisable shares include vested options as well as unvested shares that can be early exercised

The aggregate intrinsic values of options are calculated as the difference between the exercise price of the options and the market price for shares of the Company’s Class A common stock as of each period-end. The total intrinsic value of options exercised for the years ended December 31, 2023, 2022, and 2021 was $16.4 million, $23.3 million, and $519.1 million, respectively.

Stock options granted during the years ended December 31, 2023, 2022, and 2021 had a weighted average grant date fair value of $6.69, $8.27, and $6.02 per share, respectively. The fair value is being expensed over the vesting period of the options on a straight-line basis as the services are being provided. No tax benefits were realized from options during the periods.

As of December 31, 2023, total unrecognized stock-based compensation expense related to options outstanding under the combined stock plans was $11.0 million. This unrecognized expense as of December 31, 2023 is expected to be recognized over the weighted average remaining vesting period of 2.27 years. As of December 31, 2023, the Company had 342,000 shares of non-employee stock options outstanding under the combined stock plans.

The fair value of each option granted to employees under the 2021 Plan is estimated on the grant date using the Black-Scholes pricing model.

The following range of assumptions and data inputs were used in the Black-Scholes option-pricing model to estimate the fair value of the options granted under the 2021 Plan:

	Year Ended December 31,
	2023	2022	2021
Fair value of common stock	$11.37 - $12.37	$14.62 - $15.63	$63.52
Expected dividend yield	—	—	—
Risk-free interest rate	3.59% - 4.36%	3.01% - 3.36%	1.32%
Expected volatility	56.5% - 56.8%	55.3% - 55.6%	60.0%
Expected term (years)	5.5 - 6.0	6.0 - 6.3	6.3

Restricted Stock Units

RSUs granted under the 2021 Plan generally vest based on continued service. RSUs granted pursuant to the 2014 Plan vest according to a service condition as well as a performance condition, through a liquidity event, including (i) a change in control of the Company or (ii) the initial public offering of the Company’s equity securities, following which the securities shall be publicly traded, which includes a direct listing. As a result of the Direct Listing, the performance condition for all RSUs granted pursuant to the 2014 Plan has been met. During the years ended December 31, 2023, 2022, and 2021, the Company recorded $77.1 million, $46.0 million, and $15.4 million in expense related to RSUs, respectively.

The total fair value of RSUs vested during the years ended December 31, 2023, 2022, and 2021 was $56.3 million, $25.4 million, and $132.7 million, respectively. As of December 31, 2023, total unrecognized stock-based compensation expense related to RSUs was $149.6 million. This unrecognized expense as of December 31, 2023 is expected to be recognized over the weighted average remaining vesting period of 2.15 years. As of December 31, 2023, the Company had 159,521 shares of non-employee RSUs outstanding under the combined stock plans.

RSU activity for the year ended December 31, 2023 was as follows:

	Restricted stock units	Weighted-average grant date fair value per share
Balance as of December 31, 2022	9,914,125	$19.14
Granted	9,128,315	12.13
Vested	(4,753,872)	17.07
Cancelled/forfeited	(2,987,289)	17.57
Balance as of December 31, 2023	11,301,279	$14.76

2021 Employee Stock Purchase Plan

In August 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective in connection with the Direct Listing. The ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. As of December 31, 2023, a total of 4,079,994 shares of the Company’s Class A common stock have been reserved for future issuance under the ESPP, in addition to any annual automatic evergreen increases in the number of shares of Class A common stock reserved for future issuance under the ESPP. The ESPP offers employees the option to purchase shares through a series of consecutive 12-month offering periods on each May 15th and November 15th (with two six-month purchase periods during each offering period). The price at which Class A common stock is purchased under the ESPP is equal to the lower of (i) 85% of the closing trading price per share of the Company's Class A common stock on the first trading date of an offering period in which a participant is enrolled or (ii) 85% of the closing trading price per share on the purchase date, which will occur on the last trading day of each purchase period, or such other price designated by the administrator.

The initial offering period under the ESPP was longer than 12 months, commencing on September 28, 2021 and ending on November 14, 2022. The first purchase period commenced on September 28, 2021 and ended on May 14, 2022. The ESPP offers a rollover feature pursuant to which, if the fair market value of a share of Class A common stock on the first purchase date is lower than the fair market value on the first trading day of the offering period, the respective offering period will terminate and each participant will be automatically enrolled in the offering period that commences immediately following the purchase date. In accordance with the rollover feature, immediately following the conclusion of each of the purchase periods since the initial purchase period on May 14, 2022 through the purchase period that ended on May 14, 2023, the corresponding offering periods were terminated and participants were automatically enrolled in a new 12-month offering period. The impact of the rollover feature did not result in material incremental compensation cost for the year ended December 31, 2023.

The following assumptions were used to calculate the fair value of shares to be granted under the ESPP during the period utilizing the Black-Scholes option-pricing model:

	Year Ended December 31,
	2023	2022	2021
Fair value of common stock	$9.98 - $10.76	$14.77 - $17.04	$66.07
Expected dividend yield	—	—	—
Risk-free interest rate	4.75% - 5.41%	1.54% - 4.63%	0.10% - 0.20%
Expected volatility	56.8% - 60.0%	60.0%	60.0%
Expected term (years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0

The expected term for the ESPP purchase rights is based on the duration of the offering period. Estimated volatility for ESPP purchase rights is based on the historical volatility of a group of industry peers as sufficient history is not available for our common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time the ESPP purchase right was granted at the beginning of the offering period. The Company has not declared, nor does it expect to declare dividends.

As of December 31, 2023 and 2022, 824,133 and 350,341 shares have been purchased under the ESPP, respectively. During the years ended December 31, 2023 and 2022, the Company recognized $2.4 million and $5.7 million, respectively, of stock-based compensation expense related to the ESPP. As of December 31, 2023, total unrecognized compensation costs related to the ESPP was $0.8 million, which will be amortized over a weighted average period of 0.55 years.

Stock-based compensation expense, net of actual forfeitures is reflected in the consolidated statement of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$7,300	$6,468	$1,951
Research and development	36,643	27,855	13,613
Sales and marketing	29,404	17,143	7,871
General and administrative	14,085	15,757	10,959
Restructuring and other related charges	853	—	—
Total stock-based compensation expense	$88,285	$67,223	$34,394

(6)
Employee Benefit Plans

The Company has established a savings and retirement plan for employees that permits participants to make contributions by salary deductions pursuant to Section 401(k) of the Internal Revenue Code. The plan is available to all regular employees on the Company’s U.S. payroll. The Company does not currently match employees’ contributions.

(7)
Income Taxes

Pre-tax book loss has been recorded in the following jurisdictions (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$(95,662)	$(97,047)	$(79,354)
Foreign	6,568	4,466	5,400
Worldwide pre-tax loss	$(89,094)	$(92,581)	$(73,954)

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$—	$—	$—
State	51	86	26
Foreign	516	619	583
Total Current	$567	$705	$609
Deferred:
Federal	$—	$—	$(320)
State	—	—	(57)
Foreign	702	91	797
Total Provision	$1,269	$796	$1,029

The provision for income taxes differs from the amount computed by applying the federal income tax rate of 21% to pre-tax loss for the years ended December 31, 2023, 2022, and 2021 from operations as a result of the following:

	Year Ended December 31,
	2023	2022	2021
Statutory federal income tax rate	21.00%	21.00%	21.00%
State income taxes, net of federal tax benefits	4.11	4.34	3.88
Permanent differences	(0.48)	(0.29)	(6.74)
Tax credits	7.24	6.49	6.12
Foreign rate differential	0.18	0.25	(0.33)
Stock based compensation	(9.70)	(3.36)	88.87
Other	0.07	(0.04)	(0.02)
Valuation allowance	(23.84)	(29.25)	(114.17)
Tax provision	(1.42)%	(0.86)%	(1.39)%

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities as of December 31, 2023 and 2022 related to the following (in thousands):

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$111,904	$107,341
Credit carryforwards	22,428	15,876
Stock-based compensation	7,187	7,124
Accruals and reserves	550	544
Operating lease liability	2,049	2,806
Fixed assets	86	—
Capitalized research and development costs	25,277	14,674
Intangibles	428	145
Accumulated other comprehensive loss	45	190
Other	175	167
Gross tax assets	170,129	148,867
Valuation allowance	(161,456)	(139,291)
Realizable deferred tax assets	8,673	9,576
Deferred tax liabilities:
Deferred commission costs	$(9,491)	$(8,962)
Operating lease right-of-use assets	(1,720)	(2,428)
Fixed assets	—	(22)
Gross deferred liabilities	(11,211)	(11,412)
Net deferred tax assets (liabilities)	$(2,538)	$(1,836)

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

At December 31, 2023, the Company had approximately $434.5 million, $311.6 million, and $0.4 million of net operating loss carryforwards available to offset future federal, state, and foreign taxable income, respectively. If realized, none of the net operating loss carryforwards will be recognized as a benefit through additional paid-in capital. If not realized, federal carryforward losses of

$25.4 million will expire beginning in 2032 and $409.1 million of carryforward losses will carryforward indefinitely. State carryforwards will expire beginning 2030. The foreign losses can be carried forward indefinitely.

At December 31, 2023, the Company had tax credit carryforwards of $13.0 million and $11.7 million, net of reserves to offset future federal and state tax and $0.2 million of foreign research tax credit carryforwards. The carryforwards will expire in various amounts for federal purposes beginning 2033. The California R&D credits will not expire but the California competes tax credits will expire beginning 2026. The foreign research tax credits are allowed a carryforward of 20 years and are set to expire in 2042.

Utilization of net operating loss carryforwards and credits may be subject to substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in the expiration of the net operating losses before utilization.

As of December 31, 2023, the Company had unrecognized income tax benefits of $5.1 million. The increase in the Company’s unrecognized tax benefit was primarily attributable to current year credit activities. A reconciliation of the beginning and ending amount of unrealized tax benefit (excluding interest and penalties) is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$3,625	$2,253	$1,226
Increases related to tax positions taken during a prior year	—	—	—
Decreases related to tax positions taken during a prior year	—	—	—
Increases related to tax positions taken during the current year	1,493	1,372	1,027
Ending balance	$5,118	$3,625	$2,253

The total unrecognized tax benefit, if recognized, would not affect the Company’s effective tax rate as the tax benefit would increase the deferred tax asset, which is currently offset with a full valuation allowance. The Company does not anticipate that the amount of existing unrecognized tax benefit will significantly increase or decrease within the next 12 months. Accrued interest and penalties related to the unrecognized tax benefits are recorded in income tax expense. No interest, penalties, or tax benefits were recognized during the year ended December 31, 2023.

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

The Company provides for U.S. federal income taxes on the earnings of foreign subsidiaries unless they are considered permanently reinvested outside of the U.S. As of December 31, 2023, the Company’s management asserted that it is their intent to indefinitely reinvest unremitted foreign earnings for all its foreign entities.

(8)
Operating Leases

The components of lease expense were as follows (in thousands, except years and rate):

	Year Ended December 31,
	2023	2022
Operating lease cost	$3,917	$3,731
Short-term lease cost	894	796
Total lease cost	$4,811	$4,527

	As of December 31,
	2023	2022
Weighted average remaining term (years)	1.88	2.79
Weighted average discount rate	3.49%	3.13%

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Year Ended December 31,
	2023	2022
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,079	$1,476
Cash paid for operating lease liabilities	$4,122	$3,616

Future minimum lease payments under non-cancellable operating leases with initial lease terms in excess of one year included in the Company’s lease liabilities as of December 31, 2023 were as follows (in thousands):

Year ending December 31:
2024	4,648
2025	3,374
2026	396
2027	—
2028 and thereafter	—
Total undiscounted operating lease payments	$8,418
Less: imputed interest	(243)
Total operating lease liabilities	$8,175

For the year ended December 31, 2021, rent expense was $3.9 million.

(9)
Commitments and Contingencies

Legal Matters

The Company is involved in various legal and regulatory matters arising from the normal course of business activities. For example, on February 14, 2024, a putative securities class action (the “Putative Class Action”) was filed in the United States District Court for the Northern District of California captioned Fagan v. Amplitude, Inc., et al., Case No. 3:24-cv-00898, naming us, our Chief Executive Officer, and former Chief Financial Officer as defendants. The lawsuit is purportedly brought on behalf of all those who purchased or acquired our common stock between September 21, 2021 and February 16, 2022. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly false or misleading statements related to our business and financial outlook. The lawsuit seeks unspecified damages and other relief. The defendants intend to deny the allegations of wrongdoing and vigorously defend against the claims in the Putative Class Action.

We have received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves, our partners and our customers by determining the scope, enforceability and validity of third-party proprietary rights, or to establish our proprietary rights.

In addition to the matters discussed above, from time to time, we are party to litigation and other legal proceedings in the ordinary course of business. While we do not believe the ultimate resolution of pending legal matters is likely to have a material adverse effect on our financial position, the results of any litigation or other legal proceedings are uncertain and as such the resolution of such legal proceedings, either individually or in the aggregate, could have a material adverse effect on our business, results of operations, financial condition or cash flows. The Company records litigation accruals for legal matters, which are both probable and estimable. For legal proceedings for which there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable), the Company has determined that it does not have material exposure, or it is unable to develop a range of reasonably possible losses. Although no assurance may be given, the Company believes that it is not presently a party to any litigation of which the outcome, if determined adversely, would individually or in the aggregate be reasonably expected to have a material and adverse effect on the business, operating results, cash flows, or financial position. Legal fees are expensed in the period in which they are incurred.

(10)
Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2023	2022	2021
Net loss attributable to Class A and Class B common stockholders	$(90,363)	$(93,377)	$(74,983)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	116,938	111,437	51,360
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.77)	$(0.84)	$(1.46)

The following potential shares of common stock were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	As of December 31,
	2023	2022	2021
Equity plan stock options outstanding	14,268	16,768	21,214
Equity plan stock options early exercised	5	235	799
RSUs outstanding	11,301	9,914	1,717
Restricted shares	—	241	362
Shares issuable pursuant to the ESPP	449	558	198
Total	26,023	27,716	24,290

(11)
Restructuring

In April 2023, the Company authorized a restructuring plan (the “Restructuring Plan”) to reduce its global workforce to improve operational efficiencies and reduce operating costs. In connection with the Restructuring Plan, the Company incurred non-recurring charges of $8.1 million related to employee transition, severance payments, employee benefits, and stock-based compensation.

These amounts are included in “Restructuring and other related charges” within the Company's consolidated statements of operations and comprehensive loss as they are incurred, and included in “Accrued expenses” within the Company's consolidated balance sheet if a liability exists as of the respective balance sheet date.

The following table summarizes the Company’s restructuring liabilities (in thousands):

Accrued restructuring and other related charges
Beginning balance as of January 1, 2023	$—
Accruals	7,173
Payments	(7,173)
Ending balance as of December 31, 2023	$—

(12)
Subsequent Events

In January and February 2024, the Company issued 0.6 million RSUs to its employees with service-based vesting conditions. The service-based vesting condition for these awards is satisfied over three years. The grant date fair value of the RSUs issued in January and February 2024 was approximately $8.2 million.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an audit report on our internal control over financial reporting. That Report of Independent Registered Public Accounting Firm is included in Item 8 of this Annual Report on Form 10-K.

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

Item 9B. Other Information.

On November 21, 2023, Catherine Wong, a member of our board of directors, adopted a Rule 10b5-1 trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 14,060 shares of the Company's Class A common stock until November 30, 2024.

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

The remaining information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.

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

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant.	8-K	001-40817	3.1	9/21/2021
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-40817	3.2	9/21/2021
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-40817	4.1	2/16/2022
4.2	Specimen Stock Certificate evidencing the shares of Class A Common Stock.	S-1	333-259168	4.2	8/30/2021
4.3	Specimen Stock Certificate evidencing the shares of Class B Common Stock.	S-8	333-259698	4.4	9/21/2021
4.4	Amended and Restated Investors’ Rights Agreement, dated as of May 28, 2021, as amended, by and among the Registrant and certain of its stockholders.	S-1	333-259168	4.3	8/30/2021
4.5	Warrant to Purchase Common Stock, dated November 22, 2017, issued to Pacific Western Bank.	S-1	333-259168	4.4	8/30/2021
10.1	Sublease, dated May 13, 2021, by and between the Registrant and Postmates, LLC.	S-1	333-259168	10.1	8/30/2021
10.2(a)#	Amended and Restated 2014 Stock Option and Grant Plan, as amended.	S-1	333-259168	10.2(a)	8/30/2021
10.2(b)#	Form Agreements under Amended and Restated 2014 Stock Option and Grant Plan, as amended.	S-1	333-259168	10.2(b)	8/30/2021
10.3(a)#	2021 Incentive Award Plan.	S-1	333-259168	10.3(a)	8/30/2021
10.3(b)#	Form Agreements under 2021 Incentive Award Plan.	S-1	333-259168	10.3(b)	8/30/2021
10.4#	2021 Employee Stock Purchase Plan.	S-1	333-259168	10.4	8/30/2021

10.5#	Form of Indemnification Agreement between the Registrant and each of its Directors and Executive Officers.	S-1	333-259168	10.5	8/30/2021
10.6#	Section 16 Bonus Plan	10-Q	001-40817	10.1	8/8/2023
10.7#	Amended Non-Employee Director Compensation Program.					X
21.1	Subsidiaries of Registrant					X
23.1	Consent of KPMG LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included in signature page hereto)					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

Amplitude, Inc.

By:

/s/ Spenser Skates
Spenser Skates Chief Executive Officer

Date: February 20, 2024

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Spenser Skates, Christopher Harms, and Elizabeth Fisher, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Spenser Skates	Chief Executive Officer and Chairperson	February 20, 2024
Spenser Skates	(Principal Executive Officer)

/s/ Christopher Harms	Chief Financial Officer	February 20, 2024
Christopher Harms	(Principal Financial and Accounting Officer)

/s/ Ron Gill	Director	February 20, 2024
Ron Gill

/s/ Pat Grady	Director	February 20, 2024
Pat Grady

/s/ Curtis Liu	Director	February 20, 2024
Curtis Liu

/s/ Erica Schultz	Director	February 20, 2024
Erica Schultz

/s/ Elisa Steele	Director	February 20, 2024
Elisa Steele

/s/ Eric Vishria	Director	February 20, 2024
Eric Vishria

/s/ James Whitehurst	Director	February 20, 2024
James Whitehurst

/s/ Catherine Wong	Director	February 20, 2024
Catherine Wong