Form 10-Q
period 2024-03-31
Amplitude, Inc.
filed 2024-05-09
CIK 1866692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 2, 2024, there were 88,471,438 shares of the registrant's Class A common stock and 33,369,488 shares of the registrant's Class B common stock, each with a $0.00001 par value per share, outstanding.

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
•
the effects of public health crises and other global events, such as the war in Ukraine and the conflict in the Middle East, on our business and the global economy generally;
•
our reliance on key personnel and our ability to identify, recruit, and retain skilled personnel;
•
our ability to drive growth by incorporating artificial intelligence and machine learning solutions into our platform;
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
•
Our restructuring plan may not result in anticipated savings or operational efficiencies and could result in total costs and expenses that are greater than expected, which could materially adversely affect our business, financial condition and results of operations.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AMPLITUDE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(unaudited)

	As of March 31, 2024	As of December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$265,705	$248,491
Marketable securities, current	50,442	73,909
Accounts receivable, net of allowance for doubtful accounts of $1,244 and $1,101 as of March 31, 2024 and December 31, 2023, respectively	36,066	29,496
Prepaid expenses and other current assets	18,671	16,624
Deferred commissions, current	13,190	11,444
Total current assets	384,074	379,964
Property and equipment, net	10,871	10,068
Intangible assets, net	295	609
Goodwill	4,073	4,073
Restricted cash, noncurrent	872	869
Deferred commissions, noncurrent	25,071	26,942
Operating lease right-of-use assets	5,939	6,856
Other noncurrent assets	6,716	4,303
Total assets	$437,911	$433,684
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,573	$3,063
Accrued expenses	26,228	26,657
Deferred revenue	102,774	102,573
Total current liabilities	143,575	132,293
Operating lease liabilities, noncurrent	2,536	3,604
Noncurrent liabilities	2,590	3,034
Total liabilities	148,701	138,931
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.00001 par value per share; 20,000 shares authorized as of March 31, 2024 and December 31, 2023; zero shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Class A common stock, $0.00001 par value per share; 600,000 shares authorized as of March 31, 2024 and December 31, 2023, 88,239 and 85,628 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1	1
Class B common stock, $0.00001 par value per share; 600,000 shares authorized as of March 31, 2024 and December 31, 2023; 33,370 and 34,382 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	674,313	658,463
Accumulated other comprehensive loss	(114)	(181)
Accumulated deficit	(384,990)	(363,530)
Total stockholders’ equity	289,210	294,753
Total liabilities and stockholders’ equity	$437,911	$433,684

See accompanying notes to condensed consolidated financial statements.

AMPLITUDE, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2024	2023

Revenue	$72,624	$66,477
Cost of revenue	18,889	19,187
Gross profit	53,735	47,290
Operating expenses:
Research and development	22,953	23,708
Sales and marketing	40,817	39,133
General and administrative	14,670	13,622
Total operating expenses	78,440	76,463
Other income (expense), net	3,671	3,138
Loss before provision for (benefit from) income taxes	(21,034)	(26,035)
Provision for (benefit from) income taxes	426	280
Net loss	$(21,460)	$(26,315)
Net loss per share attributable to Class A and Class B common stockholders:
Basic and diluted	(0.18)	(0.23)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders:
Basic and diluted	120,826	114,369

Other comprehensive loss
Net unrealized gains (losses) on marketable securities	67	272
Comprehensive loss	$(21,393)	$(26,043)

See accompanying notes to condensed consolidated financial statements.

AMPLITUDE, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(unaudited)

	Class A and Class B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2023	120,010	$1	$658,463	$(181)	$(363,530)	$294,753
Stock-based compensation expense	—	—	21,765	—	—	21,765
Exercise of stock options	699	—	1,794	—	—	1,794
Vesting of early exercised stock options	—	—	20	—	—	20
Vesting of restricted stock units	1,442	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units	(542)	—	(7,729)	—	—	(7,729)
Net loss	—	—	—	—	(21,460)	(21,460)
Other comprehensive income (loss), net	—	—	—	67	—	67
Balance at March 31, 2024	121,609	$1	$674,313	$(114)	$(384,990)	$289,210

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

AMPLITUDE, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(21,460)	$(26,315)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,450	1,349
Stock-based compensation expense	21,064	19,957
Other	(239)	(245)
Non-cash operating lease costs	985	985
Changes in operating assets and liabilities:
Accounts receivable	(6,784)	(8,145)
Prepaid expenses and other current assets	(2,208)	2,753
Deferred commissions	126	312
Other noncurrent assets	(2,909)	1,472
Accounts payable	11,347	3,122
Accrued expenses	(507)	1,043
Deferred revenue	201	(645)
Operating lease liabilities	(1,114)	(704)
Net cash provided by (used in) operating activities	(48)	(5,061)
Cash flows from investing activities:
Cash received from maturities of marketable securities	42,500	—
Purchases of marketable securities	(18,352)	—
Purchase of property and equipment	(357)	(329)
Capitalization of internal-use software costs	(733)	(448)
Net cash provided by (used in) investing activities	23,058	(777)
Cash flows from financing activities:
Proceeds from the exercise of stock options	1,794	1,687
Cash received for tax withholding obligations on equity award settlements	1,546	6,325
Cash paid for tax withholding obligations on equity award settlements	(9,133)	(5,955)
Repurchase of unvested stock options	—	(648)
Net cash provided by (used in) financing activities	(5,793)	1,409
Net increase (decrease) in cash, cash equivalents, and restricted cash	17,217	(4,429)
Cash, cash equivalents, and restricted cash at beginning of period	249,360	219,349
Cash, cash equivalents, and restricted cash at end of period	$266,577	$214,920
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$121	$172
Non-cash investing and financing activities:
Purchases of property and equipment included in liabilities	$248	$96
Stock-based compensation capitalized as internal-use software costs	$701	$452

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

The unaudited condensed consolidated balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including certain notes required by U.S. GAAP on an annual reporting basis. In management’s opinion, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to state fairly the balance sheet, statements of operations and comprehensive loss, statements of stockholders’ equity, and statements of cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”).

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

No customer accounted for 10% or more of total revenue for the three months ended March 31, 2024 and 2023. As of the quarter ended March 31, 2024, no customer represented 10% or more of accounts receivable. As of the year ended December 31, 2023, one customer represented 10% of accounts receivable.

Significant Accounting Policies

The Company's significant accounting policies are described in the 2023 Form 10-K. There have been no significant changes to these policies that have had a material impact on the Company’s condensed consolidated financial statements and related notes for the three months ended March 31, 2024.

Recently Issued Accounting Pronouncements

Income Taxes: In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of the new standard on its consolidated financial statements which is expected to result in enhanced disclosures.

(2)
Revenue from Contracts with Customers

Deferred Revenue and Remaining Performance Obligations

The amount of revenue recognized in the three months ended March 31, 2024 that was included in deferred revenue as of December 31, 2023 was $55.1 million.

As of March 31, 2024 and December 31, 2023, unrecognized transaction price related to remaining performance obligations was $250.6 million and $239.4 million, respectively. The Company’s remaining performance obligations as of March 31, 2024 and December 31, 2023 are expected to be recognized as follows (in thousands):

	As of March 31, 2024	As of December 31, 2023

Less than or equal to 12 months	$197,087	$188,456
Greater than 12 months	53,531	50,962
Total remaining performance obligations	$250,618	$239,418

Disaggregation of Revenue

The following table shows the Company’s disaggregation of revenue by geographic areas, as determined based on the address of the Company's customers (in thousands):

	Three Months Ended March 31,
	2024	2023
United States	$43,243	$40,435
International	29,381	26,042
Total revenue	$72,624	$66,477

Deferred Commissions

Commissions paid upon the initial acquisition of a contract are deferred and then amortized on a straight-line basis over a period of benefit, determined to be five years. The following table represents a roll forward of the Company’s deferred commissions for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning balance	$38,386	$36,717
Additions to deferred commissions	3,227	2,466
Amortization of deferred commissions	(3,352)	(2,779)
Ending balance	38,261	36,404
Deferred commissions, current portion	13,190	11,275
Deferred commissions, net of current portion	25,071	25,129
Total deferred commissions	$38,261	$36,404

(3)
Balance Sheet Components

The following tables show the Company’s financial statement details as of March 31, 2024 and December 31, 2023.

Cash, Cash Equivalents and Restricted Cash

The following table represents the Company's cash, cash equivalents, and restricted cash at each period end (in thousands):

	As of March 31,		As of December 31,
	2024	2023	2023	2022
Cash and cash equivalents	$265,705	$214,062	$248,491	$218,494
Restricted cash, noncurrent	872	858	869	855
Total cash, cash equivalents, and restricted cash	$266,577	$214,920	$249,360	$219,349

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2024	2023
Prepaid hosting	$7,031	$6,074
Other prepaid expenses and other assets	11,640	10,550
Total prepaid expense and other current assets	$18,671	$16,624

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2024	2023
Accrued hosting	$2,737	$6,506
Accrued commission and bonus	7,587	6,383
Accrued payroll and employee related taxes	2,796	2,468
Accrued sales tax	406	322
2021 Employee Stock Purchase Plan withholding	2,177	1,017
Operating lease liabilities, current	4,526	4,571
Other accrued liabilities	5,999	5,390
Total accrued expenses	$26,228	$26,657

(4)
Fair Value Measurements

The following table summarizes, for financial assets measured at fair value, the respective fair value and classification by level of input within the fair value hierarchy (in thousands):

	As of March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$232,812	$—	$—	$232,812
Level 2:
Cash equivalents(1)
U.S. governmental securities	6,228	—	—	6,228
Available-for-sale securities
U.S. governmental securities	50,555	—	(113)	50,442
Total	$289,595	$—	$(113)	$289,482

	As of December 31, 2023

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$211,741	$—	$—	$211,741
Level 2:
Available-for-sale securities
U.S. governmental securities	74,090	—	(181)	73,909
Total	$285,831	$—	$(181)	$285,650

(1)
Included in “Cash and cash equivalents” in the Company’s condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, in addition to cash of $26.7 million and $36.8 million, respectively.

The Company uses quoted prices in active markets for identical assets to determine the fair value of the Company's Level 1 investments. The fair value of the Company's Level 2 investments is determined using pricing based on quoted market prices or alternative market observable inputs.

The fair value of the Company's available-for-sale securities as of March 31, 2024, by remaining contractual maturities, was as follows (in thousands):

As of March 31, 2024
Due in one year or less	$50,442
Due in greater than one year	—
Total	$50,442

(5)
Stockholders’ Equity and Equity Incentive Plans

Preferred stock

In connection with the direct listing of the Company’s Class A common stock on the Nasdaq Capital Market (the “Direct Listing”) on September 21, 2021, an amended and restated certificate of incorporation of the Company was filed with the Secretary of State of the State of Delaware, which authorized the issuance of 20 million shares of undesignated preferred stock with a par value of $0.00001 per share and rights and preferences, including voting rights, designated from time to time by the Company's board of directors.

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

The Company has reserved shares of its common stock as follows:

	As of March 31, 2024	As of December 31, 2023

2014 Stock Option and Grant Plan and 2021 Incentive Award Plan:
Equity plan stock options outstanding	13,504,931	14,268,055
RSUs outstanding	10,091,214	11,301,279
Shares available for future issuance	24,635,517	18,260,813
2021 Employee Stock Purchase Plan:
Shares available for future issuance	5,280,091	4,079,994
Total reserved shares	53,511,753	47,910,141

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

2021 Incentive Award Plan

In August 2021, the Company's board of directors adopted, and its stockholders approved, the 2021 Plan, which became effective in connection with the Direct Listing. The 2021 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSU awards, performance bonus awards, performance stock units, dividend equivalent awards and other forms of equity compensation (collectively, “equity awards”). As of March 31, 2024, a total of 24,635,517 shares of the Company's Class A common stock have been reserved for issuance under the 2021 Plan in addition to (i) any shares available for issuance under the 2014 Plan as of the effective date of the 2021 Plan, (ii) the number of shares represented by awards outstanding under the Company's 2014 Plan (“Prior Plan Awards”) that become available upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class A common stock underlying outstanding stock awards granted under the 2014 Plan, and (iii) an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (A) 5% of the shares of the Company's common stock outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the Company's board of directors; provided, however, that no more than 88,000,000 shares of stock may be issued upon the exercise of incentive stock options.

Stock Option Awards

Stock options granted under the 2014 Plan and the 2021 Plan (collectively, the “combined stock plans”) generally vest based on continued service over four years.

Option activity under the Company's combined stock plans for the three months ended March 31, 2024 is set forth below:

			Weighted
		Weighted	average	Aggregate
	Outstanding	average	remaining	intrinsic
	stock	exercise	contractual	value
	options	price	life (years)	(in thousands)
Balances as of December 31, 2023	14,268,055	$4.40	6.27	$118,757
Granted	—	—
Exercised	(698,858)	2.57
Cancelled/forfeited	(64,266)	4.93
Balances as of March 31, 2024(1)	13,504,931	$4.49	6.06	$86,326
Exercisable as of March 31, 2024(2)	12,191,939	$3.84	5.87	$85,786

(1)
As no forfeitures are estimated due to the Company’s adoption of ASU No. 2016-09, all options are vested or expected to vest. As of March 31, 2024, no options were outstanding that were subject to a future performance condition.
(2)
Exercisable shares include vested options as well as unvested shares that can be early exercised.

The aggregate intrinsic values of options are calculated as the difference between the exercise price of the options and the market price for shares of the Company’s Class A common stock as of each period-end. The total intrinsic value of options exercised for the three months ended March 31, 2024 and 2023 was $5.8 million and $5.2 million, respectively.

No stock options were granted in the three months ended March 31, 2024. Stock options granted during the three months ended March 31, 2023 had a weighted average grant date fair value of $6.84 per share. The fair value of options granted is being expensed over the vesting period of the options on a straight-line basis as the services are being provided. No tax benefits were realized from options during the periods.

As of March 31, 2024, total unrecognized stock-based compensation expense related to options outstanding under the combined stock plans was $9.1 million. This unrecognized expense as of March 31, 2024 is expected to be recognized over the weighted average remaining vesting period of 2.16 years. As of March 31, 2024, the Company had 342,000 shares of non-employee stock options outstanding under the combined stock plans.

The fair value of each option granted to employees under the 2021 Plan is estimated on the grant date using the Black-Scholes pricing model.

Restricted Stock Units

RSUs granted under the 2021 Plan generally vest based on continued service. RSUs granted pursuant to the 2014 Plan vest according to a service condition as well as a performance condition, through a liquidity event, including (i) a change in control of the Company or (ii) the initial public offering of the Company’s equity securities, following which the securities shall be publicly traded, which includes a direct listing. As a result of the Direct Listing, the performance condition for all RSUs granted pursuant to the 2014 Plan has been met. During the three months ended March 31, 2024 and 2023, the Company recorded $19.7 million and $16.6 million in stock-based compensation expense related to RSUs, respectively.

The total fair value of RSUs vested during the three months ended March 31, 2024 and 2023 was $20.6 million and $14.4 million, respectively. As of March 31, 2024, total unrecognized stock-based compensation expense related to RSUs was $131.3 million. This unrecognized expense as of March 31, 2024 is expected to be recognized over the weighted average remaining vesting period of 2.03 years. As of March 31, 2024, the Company had 143,896 shares of non-employee RSUs outstanding under the combined stock plans.

RSU activity during the three months ended March 31, 2024 was as follows:

	Restricted stock units	Weighted-average grant date fair value per share
Balance as of December 31, 2023	11,301,279	$14.76
Granted	687,854	13.46
Vested	(1,442,104)	15.07
Cancelled/forfeited	(455,815)	17.37
Balance as of March 31, 2024	10,091,214	$14.52

2021 Employee Stock Purchase Plan

In August 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective in connection with the Direct Listing. The ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. As of March 31, 2024, a total of 5,280,091 shares of the Company’s Class A common stock have been reserved for future issuance under the ESPP, in addition to any annual automatic evergreen increases in the number of shares of Class A common stock reserved for future issuance under the ESPP. The ESPP offers employees the option to purchase shares through a series of consecutive 12-month offering periods on each May 15th and November 15th (with two six-month purchase periods during each offering period). The price at which Class A common stock is purchased under the ESPP is equal to the lower of (i) 85% of the closing trading price per share of the Company's Class A common stock on the first trading date of an offering period in which a participant is enrolled or (ii) 85% of the closing trading price per share on the purchase date, which will occur on the last trading day of each purchase period, or such other price designated by the administrator.

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

As of March 31, 2024, 0.8 million shares have been purchased under the ESPP. During the three months ended March 31, 2024 and 2023, the Company recognized $0.4 million and $0.6 million of stock-based compensation expense related to the ESPP, respectively. As of March 31, 2024, total unrecognized compensation cost related to the ESPP was $0.4 million, which will be amortized over a weighted average period of 0.38 years.

Stock-based compensation expense, net of actual forfeitures is reflected in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2024	2023

Cost of revenue	$1,474	$1,792
Research and development	8,914	8,579
Sales and marketing	6,871	6,368
General and administrative	3,805	3,218
Total stock-based compensation expense	$21,064	$19,957

(6)
Income Taxes

The Company had an effective tax rate of (2.0)% and (1.1)% for the three months ended March 31, 2024 and 2023, respectively. The Company continues to incur U.S. operating losses and has minimal profits in its foreign jurisdictions.

During the three months ended March 31, 2024 and 2023, the Company evaluated all available evidence, both positive and negative, including historical levels of income, and expectations and risks associated with estimates of future taxable income, and determined that it is more likely than not that its net deferred tax assets will not be realized in the United States. Due to uncertainties surrounding the realization of the deferred tax assets, the Company continues to maintain a full valuation allowance against its net deferred tax assets within the United States.

(7)
Operating Leases

Supplemental cash flow information related to operating leases was as follows (in thousands):

Three Months Ended March 31,
2024
Right-of-use assets obtained in exchange for new operating lease liabilities	$—
Cash paid for operating lease liabilities	$1,114

Future minimum lease payments under non-cancellable operating leases with initial lease terms in excess of one year included in the Company’s lease liabilities as of March 31, 2024 were as follows (in thousands):

Year ending December 31:
Remainder of 2024	3,497
2025	3,358
2026	387
2027	—
2028 and thereafter	—
Total undiscounted operating lease payments	$7,242
Less: imputed interest	(180)
Total operating lease liabilities	$7,062

(8)
Commitments and Contingencies

Legal Matters

On February 14, 2024, a putative securities class action captioned Fagan v. Amplitude, Inc., et al., Case No. 3:24-cv-00898 (the “Class Action”) was filed in the United States District Court for the Northern District of California, naming the Company, its Chief Executive Officer, and its former Chief Financial Officer as defendants. The lawsuit is purportedly brought on behalf of all those who purchased or acquired the Company’s common stock between September 21, 2021 and February 16, 2022. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on allegedly false or misleading statements related to the Company’s business and financial outlook. The lawsuit seeks unspecified damages and other relief. The defendants deny the allegations of wrongdoing and intend to vigorously defend against the claims in the Class Action.

The Company has received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend the Company, its partners and its customers by determining the scope, enforceability and validity of third-party proprietary rights, or to establish its proprietary rights.

In addition to the matters discussed above, from time to time, the Company is party to litigation and other legal proceedings in the ordinary course of business. While the Company does not believe the ultimate resolution of pending legal matters is likely to have a material adverse effect on its financial position, the results of any litigation or other legal proceedings are uncertain and as such the resolution of such legal proceedings, either individually or in the aggregate, could have a material adverse effect on its business, results of operations, financial condition or cash flows. The Company records litigation accruals for legal matters, which are both probable and estimable. For legal proceedings for which there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable), the Company has determined that it does not have material exposure, or it is unable to develop a range of reasonably possible losses. Although no assurance may be given, the Company believes that it is not presently a party to any litigation of which the outcome, if determined adversely, would individually or in the aggregate be reasonably expected to have a material and adverse effect on the business, operating results, cash flows, or financial position. Legal fees are expensed in the period in which they are incurred.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023

Net loss attributable to Class A and Class B common stockholders	$(21,460)	$(26,315)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	120,826	114,369
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.18)	$(0.23)

The following potential shares of common stock were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	As of March 31,
	2024	2023
Equity plan stock options outstanding	13,505	16,170
Equity plan stock options early exercised	—	138
RSUs outstanding	10,091	10,636
Restricted shares	—	210
Shares issuable pursuant to the ESPP	374	551
Total	23,970	27,705

(10) Subsequent Events

In April 2024, the Company issued 5.4 million RSUs to its employees with service-based vesting conditions. The service-based vesting condition for these awards are satisfied over three years. The grant date fair value of the RSUs issued in April 2024 was approximately $52.3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes appearing in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Unless the context otherwise requires, all references in this report to “Amplitude,” the “Company,” “we,” “our,” “us,” or similar terms refer to Amplitude, Inc. and its subsidiaries.

Overview

Amplitude is a leading Digital Analytics Platform that helps businesses understand how people are using their products so they can build amazing digital experiences that increase acquisition, monetization and retention - and drive revenue growth. We work with almost 3,000 paying customers of various sizes and stages of digital maturity, across many industries, including the teams behind some of the most-beloved digital products in the world. We have experienced significant growth in recent years, with approximately 700 employees in seven global offices.

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

As of March 31, 2024 and 2023, we had 2,970 and 2,175 paying customers, respectively, representing an increase of 37% year-over-year. Our relationship with some of the world’s most beloved product-led companies has resulted in increased brand credibility and access to many attractive growth opportunities.

Historically, we have been successful at efficiently growing our customer spend over time as evidenced by our dollar-based net retention rate for the trailing twelve months and the growing number of customers that represent greater than $100,000 in annual recurring revenue (“ARR”). As of March 31, 2024 and 2023, our dollar-based net retention rate for the trailing twelve months was 99% and 114%, respectively, for paying customers. Additionally, our ending dollar-based net retention rate for paying customers as of March 31, 2024 and 2023, was 97% and 106%, respectively. We continue to increase the number of customers who have entered and grown into larger subscriptions with us. As of March 31, 2024 and 2023, we had 521 and 491 customers, respectively, that each represented greater than $100,000 in ARR, representing a 6% increase year-over-year.

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

Finally, we see opportunities to expand offices and headcount internationally to better service targeted international markets where we believe we have significant opportunity to accelerate existing traction and success. For the three months ended March 31, 2024, 40% of our revenue was generated outside the United States. As we seek to expand our business globally, we may be adversely affected by global economic and political instability. For example, as a result of the Russia-Ukraine war, we terminated certain relationships with customers in Russia and some of the businesses of our customers in the impacted regions have experienced disruptions that have affected their ability to pay for our services. See “Risk Factors–Risks Related to Our Business and Industry–Our operations are international in scope, and we plan further geographical expansion, creating a variety of operational challenges.”

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

	As of March 31,
	2024	2023	YoY Growth
	(dollar values in millions)
Annual Recurring Revenue	$285	$262	9%
Dollar-Based Net Retention Rate (TTM)	99%	114%
Paying Customers	2,970	2,175	37%

Annual Recurring Revenue

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

	Three Months Ended March 31,
	2024	2023
	(in thousands, except percentages)
Gross Profit	$53,735	$47,290
Non-GAAP Gross Profit	$55,479	$49,504

Gross Margin	74%	71%
Non-GAAP Gross Margin	76%	74%

Loss from Operations	$(24,705)	$(29,173)
Non-GAAP Income (Loss) from Operations	$(2,079)	$(7,897)

Loss from Operations Margin	(34)%	(44)%
Non-GAAP Income (Loss) from Operations Margin	(3)%	(12)%

Net Cash Provided by (Used in) Operating Activities	$(48)	$(5,061)
Free Cash Flow	$(1,138)	$(5,838)

Net Cash Provided by (Used in) Operating Activities Margin	(0)%	(8)%
Free Cash Flow Margin	(2)%	(9)%

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

The following tables reconcile the most directly comparable U.S. GAAP financial measure to each of these non-GAAP financial measures.

Non-GAAP Gross Profit and Gross Margin

	Three Months Ended March 31,
	2024	2023
	(in thousands, except percentages)
Gross profit	$53,735	$47,290
Add:
Stock-based compensation expense(1)	$1,474	$1,792
Acquired intangible assets amortization	$270	$422
Non-GAAP Gross Profit	$55,479	$49,504
Non-GAAP Gross Margin	76%	74%
(1)
Stock-based compensation expense-related charges include employer payroll tax-related expenses on employee stock transactions.

Non-GAAP Income (Loss) From Operations and Income (Loss) From Operations Margin

	Three Months Ended March 31,
	2024	2023
	(in thousands, except percentages)
Loss from operations	$(24,705)	$(29,173)
Add:
Stock-based compensation expense(1)	$22,313	$20,854
Acquired intangible assets amortization	$313	$422
Non-GAAP Income (Loss) from Operations	$(2,079)	$(7,897)
Non-GAAP Income (Loss) from Operations Margin	(3)%	(12)%

(1)
Stock-based compensation expense-related charges include employer payroll tax-related expenses on employee stock transactions.

Free Cash Flow and Free Cash Flow Margin

	Three Months Ended March 31,
	2024	2023
	(in thousands, except percentages)
Net cash provided by (used in) investing activities	$23,058	$(777)
Net cash provided by (used in) financing activities	(5,793)	1,409
Net cash provided by (used in) operating activities	(48)	(5,061)
Less:
Purchase of property and equipment	$(357)	$(329)
Capitalization of internal-use software costs	$(733)	$(448)
Free Cash Flow	$(1,138)	$(5,838)
Free Cash Flow Margin	(2)%	(9)%

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

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel and related expenses are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation expense, and, in the case of sales and marketing expenses, sales commissions. Operating expenses also include an allocation of overhead costs for facilities and shared IT-related expenses. As we invest in our business, we expect our operating expenses to increase in dollar amount, and although we believe our operating expenses as a percentage of revenue will decrease over the longer term, operating expenses as a percentage of revenue could increase in the short term as we invest in product innovation and sales growth.

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

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Revenue	$72,624	$66,477
Cost of revenue(1)	18,889	19,187
Gross profit	53,735	47,290
Operating expenses:
Research and development(1)	22,953	23,708
Sales and marketing(1)	40,817	39,133
General and administrative(1)	14,670	13,622
Total operating expenses	78,440	76,463
Loss from operations	(24,705)	(29,173)
Other income (expense), net	3,671	3,138
Loss before provision for (benefit from) income taxes	(21,034)	(26,035)
Provision for (benefit from) income taxes	426	280
Net loss	$(21,460)	$(26,315)

(1)
Amounts include stock-based compensation expense as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cost of revenue	$1,474	$1,792
Research and development	8,914	8,579
Sales and marketing	6,871	6,368
General and administrative	3,805	3,218
Total stock-based compensation expense	$21,064	$19,957

The following table sets forth the components of our condensed consolidated statements of operations and comprehensive loss data, for each of the periods presented, as a percentage of revenue.

	Three Months Ended March 31,
	2024	2023
Revenue	100%	100%
Cost of revenue	26%	29%
Gross margin	74%	71%
Operating expenses:
Research and development	32%	36%
Sales and marketing	56%	59%
General and administrative	20%	20%
Total operating expenses	108%	115%
Loss from operations	(34)%	(44)%
Other income (expense), net	5%	5%
Loss before provision for (benefit from) income taxes	(29)%	(39)%
Provision for (benefit from) income taxes	1%	*
Net loss	(30)%	(40)%

* Less than 1%

Note: Certain figures may not sum due to rounding

Comparison of Three Months Ended March 31, 2024 to Three Months Ended March 31, 2023

Revenue

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Revenue	$72,624	$66,477	$6,147	9%

Revenue increased $6.1 million, or 9%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase in revenue was primarily due to growth of our paying customer base by 37%, partially offset by partial and full churn among existing customers which marginally outpaced our expansion of existing customers as reflected by our NRR (TTM) of 99% as of March 31, 2024.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$18,889	$19,187	$(298)	(2)%
Gross margin	74%	71%	N/A	N/A

Cost of revenue decreased $0.3 million, or 2%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was primarily due to a decrease of $1.0 million in personnel and related expenses, offset by an increase of $0.6 million in our third-party hosting costs.

Operating Expenses

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Research and development	$22,953	$23,708	$(755)	(3)%
Sales and marketing	40,817	39,133	1,684	4%
General and administrative	14,670	13,622	1,048	8%
Total operating expenses	$78,440	$76,463	$1,977	3%

Research and Development

Research and development expenses decreased $0.8 million, or 3%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This decrease was primarily due to a decrease of $0.9 million in personnel and related expenses and a decrease of $0.2 million in consulting fees. The decrease was partially offset by an increase of $0.5 million in stock-based compensation expenses and related payroll taxes.

Sales and Marketing

Sales and marketing expenses increased $1.7 million, or 4%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily due to an increase of $0.6 million in stock-based compensation expenses and related payroll taxes. The increase was also attributable to an increase of $0.5 million in the amortization of capitalized commissions in the period.

General and Administrative

General and administrative expenses increased $1.0 million, or 8%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily attributable to an increase of $0.7 million in stock-based compensation expenses and related payroll taxes, and an increase of $0.8 million in personnel and related expenses, including an increase in allocated overhead costs.

Other Income (Expense), Net

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Other income (expense), net	$3,671	$3,138	$533	17%

Other income (expense), net increased $0.5 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily due to rising interest rates, which resulted in an increase in interest income by $0.5 million in the three months ended March 31, 2024.

Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$426	$280	$146	*

* Not meaningful

Provision for (benefit from) income taxes increased $0.1 million, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to increased foreign taxes during the three months ended March 31, 2024 compared to the three months March 31, 2023.

Liquidity and Capital Resources

Since inception, we have financed operations primarily through the net proceeds we have received from the sales of our preferred stock and common stock as well as cash generated from the sale of subscriptions to our platform. We have generated losses from our operations as reflected in our accumulated deficit of $385.0 million as of March 31, 2024. We generated negative cash flows from operating activities for the three months ended March 31, 2024 and have historically generated negative cash flows from operating activities. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support our platform, including growth in our customer base and customer usage, increased research and development expenses to support the growth of our business and related infrastructure, and increased general and administrative expenses to support being a publicly-traded company.

As of March 31, 2024, our principal sources of liquidity were cash and cash equivalents of $265.7 million and restricted cash of $0.9 million. We also had $50.4 million in marketable securities that provide additional capital resources. Additionally, a substantial source of our cash provided by operating activities is our deferred revenue, which is included on our condensed consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the term of the subscription agreement. As of March 31, 2024, we had $102.8 million of deferred revenue, all of which was recorded as a current liability. This deferred revenue will be recognized as revenue when or as the related performance obligations are met.

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

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$(48)	$(5,061)
Net cash provided by (used in) investing activities	$23,058	$(777)
Net cash provided by (used in) financing activities	$(5,793)	$1,409

Operating Activities

Our largest source of operating cash is cash collection from sales of subscriptions to our paying customers. Our primary uses of cash from operating activities are for personnel and related expenses, marketing expenses, and third-party hosting-related and software expenses. For the current period we have generated negative cash flow from operating activities, and in the last several years, we have generated negative cash flows from operating activities.

Net cash used in operating activities of $0.05 million for the three months ended March 31, 2024 reflects our net loss of $21.5 million, adjusted by non-cash items such as stock-based compensation expense of $21.1 million, depreciation and amortization of $1.4 million, and non-cash operating lease costs of $1.0 million as well as net cash provided by changes in our operating assets and liabilities of $1.8 million. The net cash used in changes in operating assets and liabilities primarily consisted of a $6.8 million increase in accounts receivable due to higher customer billings and a $5.1 million increase in prepaid expenses and other current and noncurrent assets related to an increase in prepayments made in advance for future services. These changes were primarily offset by a net increase in accrued expenses and accounts payable of $10.8 million due to timing of payments made.

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

Investing Activities

Net cash provided by investing activities of $23.1 million for the three months ended March 31, 2024 consisted of $42.5 million of cash received from the maturities of marketable securities, offset by $18.4 million of purchases of marketable securities, $0.7 million in capitalized internal-use software development costs, and $0.4 million in purchases of property and equipment.

Net cash used in investing activities of $0.8 million for the three months ended March 31, 2023 consisted of $0.4 million of capitalized internal-use software development costs and $0.3 million in purchases of property and equipment.

Financing Activities

Net cash used in financing activities of $5.8 million for the three months ended March 31, 2024 consisted of $7.6 million in net tax remittance on equity awards related to the vesting of RSU awards under a withhold-to-cover method, partially offset by $1.8 million in proceeds from the exercise of stock options.

Net cash provided by financing activities of $1.4 million for the three months ended March 31, 2023 primarily consisted of $1.7 million in proceeds from the exercise of stock options.

Remaining Performance Obligations

Remaining performance obligations (“RPO”) as of March 31, 2024 and 2023, including the expected timing of recognition is as follows:

	As of March 31,
	2024	2023	% Change
Less than or equal to 12 months	$197,087	$191,548	3%
Greater than 12 months	53,531	48,810	10%
Total remaining performance obligations	$250,618	$240,358	4%

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

Contractual Obligations and Commitments

During the three months ended March 31, 2024, there were no material changes in our contractual obligations and other commitments outside of those disclosed in the 2023 Form 10-K. For further information on our commitments and contingencies, refer to Note 9 in the consolidated financial statements contained within the 2023 Form 10-K.

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

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. There have been no changes to our critical accounting policies and estimates, during the three months ended March 31, 2024 as compared to those disclosed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2023 Form 10-K.

Recent Accounting Pronouncements

See Note 1 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds and U.S. government securities. As of March 31, 2024, we had cash and cash equivalents of $265.7 million and marketable securities, including non-current marketable securities, of $50.4 million. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and fair value of our investments. However, an immediate 10% increase or decrease in interest rates would not have a material effect on the fair value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Our revenue was $276.3 million for the fiscal year ended December 31, 2023 and $72.6 and $66.5 million for the three months ended March 31, 2024 and 2023, respectively. However, you should not rely on our historical revenue growth as an indication of our future performance.

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

We have experienced net losses in each period since inception. We generated net losses of $90.4 million for the fiscal year ended December 31, 2023 and $21.5 million and $26.3 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $385.0 million. We expect our costs and expenses to increase in future periods. In particular, we intend to continue to invest significant resources in:

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

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers or potential customers. Our ability to grow our revenue and the profitability of our business depends, in part, on demand for software applications generally. Historically, during economic downturns there have been reductions in spending on software applications and services generally, as well as pressure for extended billing terms and other financial concessions. To the extent that economic conditions deteriorate in the United States or abroad, including as a result of inflationary pressures and the responses by central banking authorities to control such inflation, rising interest rates, debt and equity market fluctuations, bank failures, diminished liquidity and credit availability, increased unemployment rates, decreased investor and consumer confidence, political turmoil, supply chain challenges, natural catastrophes and the effects of climate change, regional and global conflicts, and terrorist attacks on the United States, Europe, the Middle East, the Asia-Pacific region, or elsewhere, our customers and prospective customers may go out of business or elect to decrease their budgets, which would limit our ability to grow our business and materially adversely affect our financial condition and results of operations. For example, high levels of inflation and rising interest rates, as recently experienced in the United States, may impact businesses across many industries, including ours, by increasing the costs of labor, employee healthcare, components, and freight and shipping, which may further constrain our customers’ or prospective customers’ budgets. To the extent there is a sustained general economic downturn and our Digital Analytics Platform is perceived by customers or potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in spending on software applications. In addition, our competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers or prospective customers, and they may be less dependent on key industry events to generate sales for their products. Further, macroeconomic uncertainty may result in an increased pace of consolidation in certain industries. If this were to occur, such consolidation may result in reduced overall spending on our services, particularly if our customers are acquired by organizations that do not use our services. In connection with unfavorable macroeconomic conditions and the related impact on our customers, in April 2023, we authorized a restructuring plan to reduce our global workforce by approximately 13%. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, financial condition, and results of operations could be materially adversely affected.

Our restructuring plan may not result in anticipated savings or operational efficiencies and could result in total costs and expenses that are greater than expected, which could materially adversely affect our business, financial condition and results of operations.

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

Our competitors vary in size and in the breadth and scope of the products and services they offer. Further, other established SaaS providers not currently focused on digital analytics may expand their services to compete with us. Many of our current and potential competitors have established marketing relationships, access to larger customer bases, pre-existing customer relationships, and major distribution agreements with consultants, system integrators, and resellers. Certain of our competitors have partnered with, or have acquired, and may in the future partner with or acquire, other competitors to offer services, leveraging their collective competitive positions, which makes, or would make, it more difficult to compete with them. For all of these reasons, we may not be able to compete successfully against our current and future competitors, which would harm our business. For more information about the competitive landscape in which we operate, see “Part I, Item 1. Business—Competition” in our 2023 Form 10-K.

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

If we fail to properly develop, invest in, and manage AI Technologies used in our products and services, our business, financial condition, and results of operations could be materially adversely affected.

We have incorporated, and expect in the future we will continue to incorporate, machine learning and generative artificial intelligence technologies (collectively, “AI Technologies”) into our product offerings. We offer our customers a suite of AI Technologies that help them achieve data insights faster. For example, we leverage large language models (“LLMs”) in certain features to aid customers in analyzing their product data.

We expect that increased investment will be required in the future to continuously improve our use of AI Technologies. As with many technological innovations, there are significant risks involved in developing, maintaining, and deploying AI Technologies and there can be no assurance that the usage of, or our investments in, such AI Technologies will always be beneficial to our products or services, or business, including our efficiency or profitability.

We are in varying stages of development in relation to our products involving AI Technologies. The continuous development, maintenance and operation of our AI Technologies is complex, and may involve unforeseen difficulties including material performance problems, undetected defects, or errors. We may not be successful in our ongoing development and maintenance of these technologies in the face of novel and evolving technical, reputational, and market factors.

Our competitors or other third parties may incorporate AI Technologies into their products more quickly or more successfully than us, which could impair our ability to compete effectively.

We incorporate LLMs (i.e., AI models that can produce and output new data and information) into certain of our products and services. There is a risk that AI Technologies could produce inaccurate or misleading data or other discriminatory or unexpected results or behaviors, all of which could harm our reputation, business, or customer relationships. While we take measures designed to ensure the accuracy of AI-generated insights, those measures may not always be successful, and in some cases, we may need to rely on users to report such inaccuracies.

Additionally, any output data created using AI Technologies, including LLMs, may not be subject to copyright protection which may adversely affect our intellectual property rights in, or ability to commercialize or use, the output data. In the United States, a number of civil lawsuits have been initiated related to the foregoing and other concerns, the outcome of any one of which may, among other things, require us to limit the ways in which we use AI Technologies in our business. While AI-related lawsuits to date have generally focused on the AI service providers themselves, our use of any output produced by AI Technologies may expose us to claims, increasing our risks of liability. For example, the output data produced by certain AI Technologies may include information subject to certain privacy laws or constitute an unauthorized derivative work of the copyrighted material used in training the underlying AI Technology, any of which could also create a risk of liability for us, or adversely affect our customers and our business or operations.

We use AI Technologies licensed from third parties in our products and services and our ability to continue to use such technologies at the scale we need may be dependent on access to specific third-party technology. We cannot control the availability or pricing of such third-party AI Technologies, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers. If any such third-party AI Technologies become incompatible with our solutions or unavailable for use, or if the providers of such models unfavorably change the terms on which their AI Technologies are offered or terminate their relationship with us, our solutions may become less appealing to our customers and our business could be harmed.

Issues relating to the responsible use of our technologies, including AI Technologies in our offerings, may result in reputational or financial harm and liability.

Concerns relating to the responsible use of new and evolving technologies, such as AI Technologies, in our products and services may result in reputational or financial harm and liability and may cause us to incur costs to resolve such issues. AI Technologies pose emerging legal, security, social, and ethical issues and present risks and challenges that could affect adoption, and therefore our business. If we enable or offer solutions that draw controversy due to their perceived or actual impact on society, such as AI Technologies solutions that have unintended consequences, infringe copyright, or are controversial because of their impact on privacy, employment, or other social or economic issues, or if we are unable to develop effective internal policies and frameworks relating to the responsible development and use of AI Technologies within our product offerings, we may experience brand or reputational harm, competitive harm, financial harm, and/or legal liability. Our failure to adequately address concerns and regulations relating to the responsible use of AI Technologies by us or others could undermine public confidence and slow adoption of our products and services or cause reputational or financial harm.

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

Public health crises, such as pandemics or similar outbreaks, have had, and could in the future have, an adverse impact on our business and operations, and the markets and communities in which we, our partners, and customers operate, and the impact of any public health crisis is difficult to assess or predict.

Our business and operations, and the businesses and operations of our partners and customers, have been, and could in the future be, adversely impacted by public health crises, including the COVID-19 pandemic. Public health measures implemented to control COVID-19’s spread and severity substantially curtailed the movement of people, goods, and services worldwide, including in regions where we and our partners and customers operate, and significantly impacted economic activity and financial markets. While we have developed, and continue to develop, strategies to help mitigate the negative effects of potential public health crises on our business and operations, such efforts may prove to be insufficient. The duration and extent of the impact of any public health crises cannot be accurately assessed or predicted at this time, and could adversely impact our business, financial condition, and results of operations.

If our information technology systems are breached or there is otherwise unauthorized disclosure of or access to customer data, our data, or our platform, our platform may be perceived as insecure, we may lose customers or fail to attract new customers, our reputation and brand may be harmed, and we may incur significant liabilities.

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information, and personal information (collectively, “Confidential Information”) of customers and our employees and contractors. Our platform also stores, transmits, and processes our customers’ proprietary data, including personal or identifying information of their customers or employees. Unauthorized disclosure of, access to, or security breaches of our platform or our information technology systems could result in the loss of Confidential Information, loss of business, severe reputational damage adversely affecting customer or investor confidence, damage to our brand, diversion of management’s attention, regulatory investigations, and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, and other liabilities. We have incurred, and expect to continue to incur, significant expenses to prevent security breaches, including deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants. Even though we do not control the security measures of third parties who may have access to our Confidential Information or our platform, we may be responsible for any breach of such measures or suffer reputational harm even where we do not have recourse to the third party that caused the breach. In addition, any failure by our vendors to comply with applicable law or regulations could result in proceedings against us by governmental entities or others.

There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with, or effective in protecting our systems and information and despite the implementation of security measures, our information technology systems, as well as those of third parties with which we have relationships, are not fully secure from, and may be vulnerable to, cyberattacks, denial and degradation-of-service attacks, ransomware attacks, business email compromises, computer malware, malicious code, viruses, and social engineering (including phishing) which are prevalent in our industry and our customers’ industries. In addition, we as well as those third parties with which we have relationships, may experience attacks, unavailable systems, unauthorized access to systems or data, or disclosure due to natural disasters, terrorism, war, telecommunication and electrical failures, hacking, employee theft or misuse, human error, fraud, denial and degradation-of-service attacks, sophisticated nation-state and nation-state-supported actors, and advanced persistent threat intrusions. Electronic security attacks designed to gain access to personal, sensitive, or confidential data are increasing in number, constantly evolving, and such attacks continue to grow in sophistication. The techniques used to sabotage, or to obtain unauthorized access to, our platform, information technology systems, networks, or physical facilities in which Confidential Information is stored or through which Confidential Information is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. As a result of our continued hybrid work environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our and our service providers’ employees who are, and may continue, working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. We have previously been, and may in the future become, the target of cyberattacks by third parties seeking unauthorized access to our Confidential Information or to disrupt our operations or ability to provide our services.

We and certain of our vendors are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our business operations, whether due to a loss, corruption, or unauthorized disclosure of our Confidential Information or other similar disruptions. Such an event could also expose us to risks, including an inability to provide our services and fulfill contractual demands, and could cause management distraction and the obligation to devote significant financial and other resources to mitigate such problems, which would increase our future information security costs, including through organizational changes, deploying additional personnel, reinforcing administrative, physical, and technical safeguards, further training of employees, changing third-party vendor control practices, and engaging third-party subject matter experts and consultants and reduce the demand for our technology and services. Because data security is a critical competitive factor in our industry, we make numerous statements in our customer contracts, privacy policies, terms of service, and marketing materials providing assurances about the security of our platform, including detailed descriptions of security measures we employ. Should any of these statements be untrue or become untrue, even in circumstances beyond our reasonable control, we may face claims of misrepresentation or deceptiveness by the U.S. Federal Trade Commission (the “FTC”), state, federal, and foreign regulators, and private litigants.

Further, we have contractual and legal obligations to notify relevant stakeholders of security breaches. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security incidents or data breaches involving certain types of data. For example, we are subject to an increasing number of reporting obligations in respect of material cybersecurity incidents. These reporting requirements have been proposed or implemented by a number of regulators in different jurisdictions, may vary in their scope and application, and could contain conflicting requirements. Certain of these rules and regulations may require us to report a cybersecurity incident before we have been able to fully assess its impact or remediate the underlying issue. Efforts to comply with such reporting requirements could divert management’s attention from our incident response and could potentially reveal system vulnerabilities to threat actors. Failure to timely report incidents under these rules could also result in monetary fines, sanctions, or subject us to other forms of liability. In addition, our agreements with certain customers may require us to notify them in the event of a security incident or data breach. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures, and require us to expend significant capital and other resources to respond to, or alleviate problems caused by, the actual or perceived security incident or data breach and otherwise comply with the multitude of foreign, federal, state, and local laws and regulations relating to the unauthorized access to, or use or disclosure of, personal information. Additionally, as a result of a breach or other security incident, we could be subject to demands, claims, and litigation by private parties and investigations, related actions, and penalties by regulatory authorities. Further, if we fail to detect or remediate a security breach in a timely manner, or a breach otherwise affects a large amount of Confidential Information, or if we suffer a cyberattack that impacts our ability to operate our platform, we may suffer damage to our reputation and our brand, and our business, financial condition, and results of operations may be materially adversely affected. Further, although we maintain insurance coverage, our insurance coverage may not be adequate for data security breaches, indemnification obligations, or other liabilities. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim. Our risks are likely to increase as we continue to expand our platform, grow our customer base, and process, store, and transmit increasingly large amounts of Confidential Information.

We could suffer disruptions, outages, defects, and other performance and quality problems with our platform or with the public cloud and internet infrastructure on which it relies, which may materially adversely affect our business, financial condition, and results of operations.

Our business and continued growth depend in part on the ability of our customers and prospective customers to access our platform at any time and within an acceptable amount of time. Our agreements with customers typically provide for service-level commitments. If we are unable to meet these commitments or if we suffer unexcused periods of downtime for our platform, we may be contractually obligated to provide financial credits or extend the term of the subscription for the period of unexcused downtime, or our customers may be entitled to terminate their agreements and obtain a pro rata refund. We have in the past provided, and may in the future be required to provide, financial credits and pro rata refunds as a result of not being able to meet these commitments. We have experienced, and may in the future experience, disruptions, outages, defects, and other performance and quality problems with our platform or with the public cloud and internet infrastructure on which our platform relies. These problems can be caused by a variety of factors, including infrastructure changes, introductions of new functionality, vulnerabilities, and defects in proprietary and open-source software, human error or misconduct, capacity constraints due to an overwhelming number of users accessing our platform simultaneously, design limitations, or degradation or denial-of-service attacks or other cyberattacks or security-related incidents. The performance and availability of the cloud computing infrastructure that we use to host our platform and many of the internal tools we use to operate our business is outside our control; therefore, we are not in full control of whether we meet the service-level commitments under our customer agreements. As a result, our business, financial condition, and results of operations could be materially adversely affected if we suffer unscheduled downtime that exceeds the service-level commitments we have made to our customers. Any extended service outages could materially adversely affect our business and reputation.

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

We often assist our customers in implementing our Digital Analytics Platform (whether through us directly or through a third-party implementation partner), and they may need training in the proper use of our Digital Analytics Platform to maximize its potential and avoid inadequate performance. If we or our implementation partners fail to train customers on how to efficiently and effectively use our Digital Analytics Platform or if we fail to provide adequate product support to our customers, we may lose opportunities for additional subscriptions, customers may choose not to renew or expand the use of our Digital Analytics Platform, we may experience negative publicity or legal claims against us, and our reputation and brand may suffer. Any of these circumstances could materially adversely affect our business, financial condition, and results of operations.

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

We believe that maintaining and enhancing our reputation as a differentiated and category-defining company in digital analytics is critical to our relationships with our existing customers and to our ability to attract new customers. The successful promotion of our brand attributes will depend on a number of factors, including our marketing efforts, our ability to ensure that our platform remains reliable and secure, our ability to continue to develop high-quality software, and our ability to successfully differentiate our Digital Analytics Platform from competitive products and services. In addition, independent industry analysts often provide reviews of our Digital Analytics Platform, as well as products and services offered by our competitors, and the market perception of our Digital Analytics Platform may be significantly influenced by these reviews. If these reviews are negative, or less positive as compared to those of our competitors’ products and services, our brand may be adversely affected. It may also be difficult to maintain and enhance our brand in connection with sales through channel or strategic partners.

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

For the year ended December 31, 2023 and the three months ended March 31, 2024 and 2023, 39%, 40% and 39% of our revenue was generated outside the United States, respectively. A component of our growth strategy involves the further expansion of our operations and customer base internationally, which will require significant dedication of management attention and financial resources. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. Our sales organization outside the United States is substantially smaller than our sales organization in the United States, and, to date, only a very small portion of our sales has been driven by resellers or other channel partners. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity and limited channel partners, we may be unable to effectively grow in international markets.

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
•
global political, social or macroeconomic events, including the war in Ukraine, the conflict in the Middle East, and potential public health epidemics or pandemics, that could decrease economic activity in certain markets, decrease use of our products and services, or decrease our ability to import, export, or sell our products and services to existing or new customers in international markets;

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

Although we have released our Amplitude CDP, Amplitude Experiment, and Amplitude Session Replay products, we currently derive, and expect to continue for some time to derive, substantially all of our revenue from our Amplitude Analytics product. As such, the continued growth in demand for, and market acceptance, of Amplitude Analytics is critical to our success. Demand for Amplitude Analytics and our other products and platform functionality is affected by a number of factors, many of which are beyond our control, such as continued market acceptance of our products by customers for existing and new use cases, the timing of development and release of new products, features, and functionality that are lower-cost alternatives introduced by us or our competitors, technological changes and developments within the markets we serve, and growth or contraction in our addressable markets. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our products, particularly our Amplitude Analytics product, our business, financial condition, and results of operations could be materially adversely affected.

We invest significantly in research and development, and to the extent our research and development investments do not translate into new products or material enhancements to our current products, or if we do not use those investments efficiently, our business, financial condition, and results of operations would be materially adversely affected.

For the year ended December 31, 2023 and the three months ended March 31, 2024 and 2023, our research and development expenses were 33%, 32%, and 36% of our revenue, respectively. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our business may be harmed. Moreover, research and development projects can be technically challenging and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling products and generate revenue, if any, from such investment. Additionally, anticipated customer demand for a product or service we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such product or service. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of products that are competitive in our current or future markets, our business, financial condition, and results of operations would be materially adversely affected.

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

We intend to continue to make investments to support our business, which may require us to engage in debt or equity financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could materially adversely affect our business, financial condition, and results of operations. If we incur debt, the debt holders would have rights senior to holders of our common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests.

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

Our business may be affected by the evolving regulatory framework for AI Technologies.

The regulatory framework for AI Technologies is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of our AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.

It is possible that new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI Technologies for our business, or require us to change the way we use AI Technologies in a manner that negatively affects the performance of our products, services, and business and the way in which we use AI Technologies. We may need to expend resources to adjust our products or services in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI Technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.

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

As a result of Russia’s invasion of Ukraine, governmental authorities in the United States, the European Union, and the United Kingdom, among others, launched an expansion of coordinated sanctions and export control measures, including, for example:

•
blocking sanctions on some of the largest state-owned and private Russian financial institutions (and their subsequent removal from the Society for Worldwide Interbank Financial Telecommunication payment system);
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
•
U.K. sanctions introducing restrictions on providing loans to, and dealing in securities issued by, persons connected with Russia;
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
•
ban on imports of Russian oil, liquefied natural gas, and coal to the United States and on “new investment” in Russia’s energy sector (often with similar bans being enacted in the United Kingdom and the European Union);

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

We believe we do not currently have contracts directly with the entities or businesses on a sanctions-related list of designated persons maintained by OFAC, the U.S. Department of State, the United Nations Security Council, the European Union, any Member States of the European Union, or the United Kingdom, and we currently do not have facilities or employees in Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, or the so-called Luhansk People’s Republic. We continue to review and monitor our contractual relationships with suppliers and customers to establish whether any are implicated by applicable sanctions. However, given the range of possible outcomes, the full costs, burdens, and limitations on our and our customer’s and business partners’ businesses are currently unknown and may become significant. As a result, based on the extent and breadth of sanctions, export controls, and other measures that may be imposed and related effects in connection with the war in Ukraine, it is possible that our business, financial condition, and results of operations could be materially adversely affected.

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

We may incur significant expenses to comply with the laws, regulations, and other obligations that apply to us. For example, the GDPR went into effect in May 2018 and imposes stringent data protection requirements for processing the personal data of individuals within the EEA or in the context of our activities within the EEA, including certain disclosure requirements, limitations on retention of personal data, mandatory data breach notification requirements, and additional obligations. Non-compliance with the GDPR can trigger fines of up to the greater of €20 million or 4% of our global annual turnover. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses—a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism—alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. The European Commission adopted its Adequacy Decision in relation to the new E.U.-U.S. Data Privacy Framework (“DPF”) on July 10, 2023, rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. We expect the regulatory guidance and enforcement landscape to continue to develop, in relation to transfers to the United States and elsewhere. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames.

Since the beginning of 2021, companies have also had to comply with both the GDPR and the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in U.K. national law. The UK GDPR mirrors the fines under the GDPR, imposing fines up to the greater of €20 million (£17.5 million) or 4% of a non-compliant undertaking’s annual global revenue for the preceding financial year. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the U.K. Government), as a data transfer mechanism from the United Kingdom to U.S. entities self-certified under the DPF. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

The data protection landscape is also rapidly growing and evolving in the United States. As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act (collectively, the “CCPA”) requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information, (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information, and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Additional compliance investment and potential business process changes may be required. Similar laws have been passed in other states and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws may have potentially conflicting requirements that would make compliance challenging.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards (“NOLs”) to offset its post-change income or taxes may be limited. We have completed a Section 382 study through December 31, 2023 and have determined that none of our NOLs generated through December 31, 2023 will expire solely due to Section 382 limitations caused by ownership changes prior to December 31, 2023. However, we may have experienced ownership changes after December 31, 2023, and may experience ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. Such a change or changes could limit the amount of NOLs that we can utilize annually to offset future taxable income. Other limitations, such as those under the Tax Cuts and Jobs Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which limit the deductibility of federal NOLs in taxable years beginning after December 31, 2020, to 80% of taxable income, and subsequent changes to the U.S. tax rules in respect of the utilization of NOLs may further affect our ability to use our NOLs in future years. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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
•
changes in tax laws, tax treaties, and regulations or the interpretation of them, such as the Tax Cuts and Jobs Act, the CARES Act, and the Inflation Reduction Act;
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

In addition, we have filed registration statements to register all shares subject to options and RSUs outstanding or reserved for future issuance under our equity compensation plans. As of March 31, 2024, we had options outstanding that, if fully exercised, would result in the issuance of 13,504,931 shares of Class A common stock, as well as 10,091,214 shares of Class A common stock subject to restricted stock unit (“RSU”) awards.

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

In order to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel in the San Francisco Bay Area, where our headquarters is located, and in other locations where we engage in recruiting, is intense, especially for engineers experienced in designing and developing software and for experienced sales professionals. We have, from time to time experienced, and we may in the future experience, difficulty in hiring and retaining employees with appropriate qualifications. The cost of living is high in the San Francisco Bay Area, which may make it harder for us to attract and retain highly skilled employees. Many of the companies with which we compete for experienced personnel may have greater resources than we do. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it may adversely affect our ability to recruit and retain highly skilled employees.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On March 1, 2024, Eric Vishria, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement, as Trustee to The Vishria Revocable Trust, that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 210,500 shares of our Class A common stock (less any shares sold pursuant to the Rule 10b5-1 trading arrangement that Mr. Vishria, as Trustee to The Vishria Revocable Trust, entered into on June 9, 2023 (the “Prior 10b5-1 Plan”)) following the expiration of the Prior 10b5-1 Plan and until April 25, 2025.

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

Amplitude, Inc.

Date: May 9, 2024	By:	/s/ Spenser Skates
Spenser Skates
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Christopher Harms
Christopher Harms
Chief Financial Officer (Principal Financial and Accounting Officer)