Form 10-Q
period 2024-06-30
Amplitude, Inc.
filed 2024-08-08
CIK 1866692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 2, 2024, there were 90,407,503 shares of the registrant's Class A common stock and 33,148,288 shares of the registrant's Class B common stock, each with a $0.00001 par value per share, outstanding.

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
•
Our restructuring plan may not result in anticipated savings or operational efficiencies and could result in total costs and expenses that are greater than expected, which could materially adversely affect our business, financial condition, and results of operations.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AMPLITUDE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(unaudited)

	As of June 30, 2024	As of December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$282,339	$248,491
Marketable securities, current	35,998	73,909
Accounts receivable, net of allowance for doubtful accounts of $1,397 and $1,101 as of June 30, 2024 and December 31, 2023, respectively	34,799	29,496
Prepaid expenses and other current assets	21,615	16,624
Deferred commissions, current	13,389	11,444
Total current assets	388,140	379,964
Property and equipment, net	13,483	10,068
Intangible assets, net	189	609
Goodwill	4,073	4,073
Restricted cash, noncurrent	875	869
Deferred commissions, noncurrent	24,869	26,942
Operating lease right-of-use assets	5,013	6,856
Other noncurrent assets	8,758	4,303
Total assets	$445,400	$433,684
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,276	$3,063
Accrued expenses	27,176	26,657
Deferred revenue	124,438	102,573
Total current liabilities	153,890	132,293
Operating lease liabilities, noncurrent	1,518	3,604
Noncurrent liabilities	2,665	3,034
Total liabilities	158,073	138,931
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.00001 par value per share; 20,000 shares authorized as of June 30, 2024 and December 31, 2023; zero shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Class A common stock, $0.00001 par value per share; 600,000 shares authorized as of June 30, 2024 and December 31, 2023, 90,166 and 85,628 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1	1
Class B common stock, $0.00001 par value per share; 600,000 shares authorized as of June 30, 2024 and December 31, 2023; 33,369 and 34,382 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	695,778	658,463
Accumulated other comprehensive loss	(47)	(181)
Accumulated deficit	(408,405)	(363,530)
Total stockholders’ equity	287,327	294,753
Total liabilities and stockholders’ equity	$445,400	$433,684

See accompanying notes to condensed consolidated financial statements.

AMPLITUDE, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue	$73,300	$67,767	$145,924	$134,244
Cost of revenue	19,485	17,180	38,374	36,367
Gross profit	53,815	50,587	107,550	97,877
Operating expenses:
Research and development	21,145	22,435	44,098	46,143
Sales and marketing	44,144	38,326	84,961	77,459
General and administrative	15,686	12,519	30,356	26,141
Restructuring and other related charges	—	8,194	—	8,194
Total operating expenses	80,975	81,474	159,415	157,937
Other income (expense), net	3,950	3,307	7,621	6,445
Loss before provision for (benefit from) income taxes	(23,210)	(27,580)	(44,244)	(53,615)
Provision for (benefit from) income taxes	205	178	631	458
Net loss	$(23,415)	$(27,758)	$(44,875)	$(54,073)
Net loss per share attributable to Class A and Class B common stockholders:
Basic and diluted	(0.19)	(0.24)	(0.37)	(0.47)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders:
Basic and diluted	122,633	116,174	121,730	115,277

Other comprehensive loss
Net unrealized gains (losses) on marketable securities	67	(382)	134	(110)
Comprehensive loss	$(23,348)	$(28,140)	$(44,741)	$(54,183)

See accompanying notes to condensed consolidated financial statements.

AMPLITUDE, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(unaudited)

	Class A and Class B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2023	120,010	$1	$658,463	$(181)	$(363,530)	$294,753
Stock-based compensation expense	—	—	21,765	—	—	21,765
Exercise of stock options	699	—	1,794	—	—	1,794
Vesting of early exercised stock options	—	—	20	—	—	20
Vesting of restricted stock units	1,442	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units	(542)	—	(7,729)	—	—	(7,729)
Net loss	—	—	—	—	(21,460)	(21,460)
Other comprehensive income (loss), net	—	—	—	67	—	67
Balance at March 31, 2024	121,609	$1	$674,313	$(114)	$(384,990)	$289,210
Stock-based compensation expense	—	—	24,421	—	—	24,421
Exercise of stock options	503	—	1,463	—	—	1,463
Issuance of common stock under employee stock purchase plan	256	—	2,030	—	—	2,030
Vesting of restricted stock units	1,847	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units	(680)	—	(6,449)	—	—	(6,449)
Net loss	—	—	—	—	(23,415)	(23,415)
Other comprehensive income (loss), net	—	—	—	67	—	67
Balance at June 30, 2024	123,535	$1	$695,778	$(47)	$(408,405)	$287,327

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

AMPLITUDE, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(44,875)	$(54,073)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,762	2,752
Stock-based compensation expense	43,802	41,920
Other	(689)	(550)
Non-cash operating lease costs	1,965	1,956
Changes in operating assets and liabilities:
Accounts receivable	(5,565)	(12,006)
Prepaid expenses and other current assets	(5,065)	4,074
Deferred commissions	129	(815)
Other noncurrent assets	(4,951)	2,364
Accounts payable	(709)	329
Accrued expenses	2,783	8,134
Deferred revenue	21,865	23,498
Operating lease liabilities	(2,272)	(2,238)
Net cash provided by (used in) operating activities	9,180	15,345
Cash flows from investing activities:
Cash received from maturities of marketable securities	57,500	—
Purchases of marketable securities	(18,352)	—
Purchase of property and equipment	(963)	(995)
Capitalization of internal-use software costs	(2,514)	(873)
Net cash provided by (used in) investing activities	35,671	(1,868)
Cash flows from financing activities:
Proceeds from the exercise of stock options	3,257	2,386
Cash received for tax withholding obligations on equity award settlements	2,283	12,223
Cash paid for tax withholding obligations on equity award settlements	(16,537)	(11,562)
Repurchase of unvested stock options	—	(648)
Net cash provided by (used in) financing activities	(10,997)	2,399
Net increase (decrease) in cash, cash equivalents, and restricted cash	33,854	15,876
Cash, cash equivalents, and restricted cash at beginning of period	249,360	219,349
Cash, cash equivalents, and restricted cash at end of period	$283,214	$235,225
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$352	$281
Non-cash investing and financing activities:
Stock-based compensation capitalized as internal-use software costs	$2,384	$789

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

No customer accounted for 10% or more of total revenue for the three and six months ended June 30, 2024 and 2023. As of the quarter ended June 30, 2024, no customer represented 10% or more of accounts receivable. As of the year ended December 31, 2023, one customer represented 10% of accounts receivable.

Significant Accounting Policies

The Company's significant accounting policies are described in the 2023 Form 10-K. There have been no significant changes to these policies that have had a material impact on the Company’s condensed consolidated financial statements and related notes for the three and six months ended June 30, 2024.

Recently Issued Accounting Pronouncements

Segment Reporting: In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. The new standard will be effective for the Company for the annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adoption of the standard on disclosures within its consolidated financial statements.

Income Taxes: In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of the new standard on its consolidated financial statements which is expected to result in enhanced disclosures.

(2)
Revenue from Contracts with Customers

Deferred Revenue and Remaining Performance Obligations

The amount of revenue recognized in the six months ended June 30, 2024 that was included in deferred revenue as of December 31, 2023 was $84.9 million.

As of June 30, 2024 and December 31, 2023, unrecognized transaction price related to remaining performance obligations was $274.2 million and $239.4 million, respectively. The Company’s remaining performance obligations as of June 30, 2024 and December 31, 2023 are expected to be recognized as follows (in thousands):

	As of June 30, 2024	As of December 31, 2023

Less than or equal to 12 months	$207,176	$188,456
Greater than 12 months	67,035	50,962
Total remaining performance obligations	$274,211	$239,418

Disaggregation of Revenue

The following table shows the Company’s disaggregation of revenue by geographic areas, as determined based on the address of the Company's customers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$44,311	$41,294	$87,554	$82,189
International	28,989	26,473	58,370	52,055
Total revenue	$73,300	$67,767	$145,924	$134,244

Deferred Commissions

Commissions paid upon the initial acquisition of a contract are deferred and then amortized on a straight-line basis over a period of benefit, determined to be five years. The following table represents a roll forward of the Company’s deferred commissions for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$38,261	$36,404	$38,386	$36,717
Additions to deferred commissions	3,432	4,008	6,659	6,475
Amortization of deferred commissions	(3,435)	(2,881)	(6,787)	(5,661)
Ending balance	38,258	37,531	38,258	37,531
Deferred commissions, current portion	13,389	11,917	13,389	11,917
Deferred commissions, net of current portion	24,869	25,614	24,869	25,614
Total deferred commissions	$38,258	$37,531	$38,258	$37,531

(3)
Balance Sheet Components

The following tables show the Company’s financial statement details as of June 30, 2024 and December 31, 2023.

Cash, Cash Equivalents and Restricted Cash

The following table represents the Company's cash, cash equivalents, and restricted cash at each period end (in thousands):

	As of June 30,		As of December 31,
	2024	2023	2023	2022
Cash and cash equivalents	$282,339	$234,363	$248,491	$218,494
Restricted cash, noncurrent	875	862	869	855
Total cash, cash equivalents, and restricted cash	$283,214	$235,225	$249,360	$219,349

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2024	2023
Prepaid hosting	$7,449	$6,074
Other prepaid expenses and other assets	14,166	10,550
Total prepaid expense and other current assets	$21,615	$16,624

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2024	2023
Accrued hosting	$2,893	$6,506
Accrued commission and bonus	10,357	6,383
Accrued payroll and employee related taxes	2,759	2,468
Accrued sales tax	416	322
2021 Employee Stock Purchase Plan withholding	925	1,017
Operating lease liabilities, current	4,431	4,571
Other accrued liabilities	5,395	5,390
Total accrued expenses	$27,176	$26,657

(4)
Fair Value Measurements

The following table summarizes, for financial assets measured at fair value, the respective fair value and classification by level of input within the fair value hierarchy (in thousands):

	As of June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$257,240	$—	$—	$257,240
Level 2:
Available-for-sale securities
U.S. governmental securities	36,044	—	(46)	35,998
Total	$293,284	$—	$(46)	$293,238

	As of December 31, 2023

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$211,741	$—	$—	$211,741
Level 2:
Available-for-sale securities
U.S. governmental securities	74,090	—	(181)	73,909
Total	$285,831	$—	$(181)	$285,650

(1)
Included in “Cash and cash equivalents” in the Company’s condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, in addition to cash of $25.1 million and $36.8 million, respectively.

The Company uses quoted prices in active markets for identical assets to determine the fair value of the Company's Level 1 investments. The fair value of the Company's Level 2 investments is determined using pricing based on quoted market prices or alternative market observable inputs.

The fair value of the Company's available-for-sale securities as of June 30, 2024, by remaining contractual maturities, was as follows (in thousands):

As of June 30, 2024
Due in one year or less	$35,998
Due in greater than one year	—
Total	$35,998

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

The Company has reserved shares of its common stock as follows:

	As of June 30, 2024	As of December 31, 2023

2014 Stock Option and Grant Plan and 2021 Incentive Award Plan:
Equity plan stock options outstanding	12,722,739	14,268,055
RSUs outstanding	13,159,741	11,301,279
Shares available for future issuance	20,678,411	18,260,813
2021 Employee Stock Purchase Plan:
Shares available for future issuance	5,024,397	4,079,994
Total reserved shares	51,585,288	47,910,141

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

2021 Incentive Award Plan

In August 2021, the Company's board of directors adopted, and its stockholders approved, the 2021 Plan, which became effective in connection with the Direct Listing. The 2021 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSU awards, performance bonus awards, performance stock units, dividend equivalent awards and other forms of equity compensation (collectively, “equity awards”). As of June 30, 2024, a total of 20,678,411 shares of the Company's Class A common stock have been reserved for issuance under the 2021 Plan in addition to (i) any shares available for issuance under the 2014 Plan as of the effective date of the 2021 Plan, (ii) the number of shares represented by awards outstanding under the Company's 2014 Plan (“Prior Plan Awards”) that become available upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class A common stock underlying outstanding stock awards granted under the 2014 Plan, and (iii) an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (A) 5% of the shares of the Company's common stock outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the Company's board of directors; provided, however, that no more than 88,000,000 shares of stock may be issued upon the exercise of incentive stock options.

Stock Option Awards

Stock options granted under the 2014 Plan and the 2021 Plan (collectively, the “combined stock plans”) generally vest based on continued service over four years.

Option activity under the Company's combined stock plans for the six months ended June 30, 2024 is set forth below:

			Weighted
		Weighted	average	Aggregate
	Outstanding	average	remaining	intrinsic
	stock	exercise	contractual	value
	options	price	life (years)	(in thousands)
Balances as of December 31, 2023	14,268,055	$4.40	6.27	$118,757
Granted	—	—
Exercised	(1,202,147)	2.71
Cancelled/forfeited	(343,169)	10.47
Balances as of June 30, 2024(1)	12,722,739	$4.39	5.77	$57,345
Exercisable as of June 30, 2024(2)	11,910,361	$3.95	5.65	$58,921

(1)
As no forfeitures are estimated due to the Company’s adoption of ASU No. 2016-09, all options are vested or expected to vest. As of June 30, 2024, no options were outstanding that were subject to a future performance condition.
(2)
Exercisable shares include vested options as well as unvested shares that can be early exercised.

The aggregate intrinsic values of options are calculated as the difference between the exercise price of the options and the market price for shares of the Company’s Class A common stock as of each period-end. The total intrinsic value of options exercised for the six months ended June 30, 2024 and 2023 was $7.4 million and $6.2 million, respectively.

No stock options were granted in the six months ended June 30, 2024. Stock options granted during the six months ended June 30, 2023 had a weighted average grant date fair value of $6.84 per share. The fair value of options granted is being expensed over the vesting period of the options on a straight-line basis as the services are being provided. No tax benefits were realized from options during the periods.

As of June 30, 2024, total unrecognized stock-based compensation expense related to options outstanding under the combined stock plans was $5.8 million. This unrecognized expense as of June 30, 2024 is expected to be recognized over the weighted average remaining vesting period of 2.00 years. As of June 30, 2024, the Company had 342,000 shares of non-employee stock options outstanding under the combined stock plans.

The fair value of each option granted to employees under the 2021 Plan is estimated on the grant date using the Black-Scholes pricing model.

Restricted Stock Units

RSUs granted under the 2021 Plan generally vest based on continued service. RSUs granted pursuant to the 2014 Plan vest according to a service condition as well as a performance condition, through a liquidity event, including (i) a change in control of the Company or (ii) the initial public offering of the Company’s equity securities, following which the securities shall be publicly traded, which includes a direct listing. As a result of the Direct Listing, the performance condition for all RSUs granted pursuant to the 2014 Plan has been met. During the three and six months ended June 30, 2024, the Company recorded $22.6 million and $42.3 million in stock-based compensation related to RSUs, respectively. During the three and six months ended June 30, 2023, the Company recorded $18.6 million and $35.2 million in stock-based compensation related to RSUs, respectively.

The total fair value of RSUs vested during the six months ended June 30, 2024 and 2023 was $38.0 million and $28.7 million, respectively. As of June 30, 2024, total unrecognized stock-based compensation expense related to RSUs was $151.9 million. This unrecognized expense as of June 30, 2024 is expected to be recognized over the weighted average remaining vesting period of 2.15 years. As of June 30, 2024, the Company had 208,911 shares of non-employee RSUs outstanding under the combined stock plans.

RSU activity during the six months ended June 30, 2024 was as follows:

	Restricted stock units	Weighted-average grant date fair value per share
Balance as of December 31, 2023	11,301,279	$14.76
Granted	6,840,237	9.92
Vested	(3,289,200)	14.16
Cancelled/forfeited	(1,692,575)	13.76
Balance as of June 30, 2024	13,159,741	$12.53

2021 Employee Stock Purchase Plan

In August 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective in connection with the Direct Listing. The ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. As of June 30, 2024, a total of 5,024,397 shares of the Company’s Class A common stock have been reserved for future issuance under the ESPP, in addition to any annual automatic evergreen increases in the number of shares of Class A common stock reserved for future issuance under the ESPP. The ESPP offers employees the option to purchase shares through a series of consecutive 12-month offering periods on each May 15th and November 15th (with two six-month purchase periods during each offering period). The price at which Class A common stock is purchased under the ESPP is equal to the lower of (i) 85% of the closing trading price per share of the Company's Class A common stock on the first trading date of an offering period in which a participant is enrolled or (ii) 85% of the closing trading price per share on the purchase date, which will occur on the last trading day of each purchase period, or such other price designated by the administrator.

The ESPP offers a rollover feature pursuant to which, if the fair market value of a share of Class A common stock on the first purchase date is lower than the fair market value on the first trading day of the offering period, the respective offering period will terminate and each participant will be automatically enrolled in the offering period that commences immediately following the purchase date. In accordance with the rollover feature, immediately following the conclusion of the purchase period on May 14, 2024, the offering period was terminated and participants were automatically enrolled in a new 12-month offering period commencing on

May 15, 2024 and ending on May 14, 2025. The impact of the rollover feature did not result in material incremental compensation cost for the six months ended June 30, 2024.

As of June 30, 2024, 1.1 million shares have been purchased under the ESPP. During the six months ended June 30, 2024 and 2023, we issued 255,694 and 302,170 shares under the ESPP in settlement of $2.0 million and $2.6 million of ESPP liabilities, respectively.

During the three and six months ended June 30, 2024, the Company recognized $0.4 million and $0.8 million of stock-based compensation expense related to the ESPP, respectively. During the three and six months ended June 30, 2023, the Company recognized $0.7 million and $1.3 million of stock-based compensation expense related to the ESPP, respectively. As of June 30, 2024, total unrecognized compensation cost related to the ESPP was $1.5 million, which will be amortized over a weighted average period of 0.83 years.

Stock-based compensation expense, net of actual forfeitures is reflected in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Cost of revenue	$1,548	$1,687	$3,022	$3,479
Research and development	8,197	9,309	17,111	17,888
Sales and marketing	8,647	7,466	15,518	13,834
General and administrative	4,346	2,648	8,151	5,866
Restructuring and other related charges	—	853	—	853
Total stock-based compensation expense	$22,738	$21,963	$43,802	$41,920

(6)
Income Taxes

The Company had an effective tax rate of (0.9)% and (1.4)% for the three and six months ended June 30, 2024, respectively, and (0.6)% and (0.9)% for the three and six months ended June 30, 2023, respectively. The Company continues to incur U.S. operating losses and has minimal profits in its foreign jurisdictions.

During the three and six months ended June 30, 2024 and 2023, the Company evaluated all available evidence, both positive and negative, including historical levels of income, and expectations and risks associated with estimates of future taxable income, and determined that it is more likely than not that its net deferred tax assets will not be realized in the United States. Due to uncertainties surrounding the realization of the deferred tax assets, the Company continues to maintain a full valuation allowance against its net deferred tax assets within the United States.

(7)
Operating Leases

Supplemental cash flow information related to operating leases was as follows (in thousands):

Six Months Ended June 30,
2024
Right-of-use assets obtained in exchange for new operating lease liabilities	$—
Cash paid for operating lease liabilities	$2,272

Future minimum lease payments under non-cancellable operating leases with initial lease terms in excess of one year included in the Company’s lease liabilities as of June 30, 2024 were as follows (in thousands):

Year ending December 31:
Remainder of 2024	2,337
2025	3,353
2026	384
2027	—
2028 and thereafter	—
Total undiscounted operating lease payments	$6,074
Less: imputed interest	(125)
Total operating lease liabilities	$5,949

(8)
Commitments and Contingencies

Legal Matters

On February 14, 2024, a putative securities class action captioned Chicago & Vicinity Laborers’ District Council Pension Fund v. Amplitude, Inc., et al., Case No. 3:24-cv-00898 (the “Class Action”) was filed in the United States District Court for the Northern District of California, naming the Company, its Chief Executive Officer, and its former Chief Financial Officer as defendants. The lawsuit is purportedly brought on behalf of all those who purchased or acquired the Company’s common stock between September 21, 2021 and February 16, 2022. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on allegedly false or misleading statements related to the Company’s business and financial outlook. The lawsuit seeks unspecified damages and other relief.

On June 10, 2024, a shareholder derivative complaint captioned Hawkins v. Spenser Skates, et al., Case No. 3:24-cv-03460 (the “Derivative Action”) was filed in the United States District Court for the Northern District of California, naming the Company’s Chief Executive Officer, its former Chief Financial Officer, and the current and former members of the Company’s Board of Directors as defendants. The complaint, purportedly brought on behalf of the Company, has not yet been served on the defendants, but alleges claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, abuse of control, gross mismanagement, and contribution for alleged wrongdoing by the Company’s directors and officers from September 21, 2021 through February 16, 2022. The complaint seeks unspecified damages and other relief.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net loss attributable to Class A and Class B common stockholders	$(23,415)	$(27,758)	$(44,875)	$(54,073)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	122,633	116,174	121,730	115,277
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.19)	$(0.24)	$(0.37)	$(0.47)

The following potential shares of common stock were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	As of June 30,
	2024	2023
Equity plan stock options outstanding	12,723	15,328
Equity plan stock options early exercised	—	79
RSUs outstanding	13,160	11,258
Restricted shares	—	180
Shares issuable pursuant to the ESPP	688	546
Total	26,571	27,391

(10) Subsequent Events

In July 2024, the Company issued 0.6 million RSUs to its employees with service-based vesting conditions. The service-based vesting condition for these awards are satisfied over three years. The grant date fair value of the RSUs issued in July 2024 was approximately $5.2 million.

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

Overview

Amplitude is a leading Digital Analytics Platform that helps businesses understand how people are using their products so they can build amazing digital experiences that increase acquisition, monetization and retention - and drive revenue growth. We work with over 3,200 paying customers of various sizes and stages of digital maturity, across many industries, including the teams behind some of the most-beloved digital products in the world. We have experienced significant growth in recent years, with over 700 employees in seven global offices.

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

Historically, we have been successful at efficiently growing our customer base and number of customers who have entered into and grown into larger subscriptions with us as evidenced by the growth of our number of paying customers and number of customers that represent greater than $100,000 in annual recurring revenue (“ARR”). As of June 30, 2024 and 2023, we had 3,224 and 2,344 paying customers, respectively, representing an increase of 38% year-over-year. Additionally, as of June 30, 2024 and 2023, we had 547 and 499 customers, respectively, that each represented greater than $100,000 in ARR, representing a 10% increase year-over-year. We believe our relationship with some of the world’s most beloved product-led companies has resulted in increased brand credibility and access to many attractive growth opportunities. As of June 30, 2024 and 2023, our dollar-based net retention rate for the trailing twelve months was 98% and 108%, respectively, for paying customers. Additionally, our ending dollar-based net retention rate for paying customers as of June 30, 2024 and 2023, was 96% and 101%, respectively.

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

Investing for Growth

Our investment for growth encompasses multiple critical areas, including product expansion, our sales force, sales support, partner ecosystem, and our international presence. We continue to evolve our technology and product offerings, to ensure that we are best serving our customers’ needs. For example, in June 2024, we introduced Warehouse Native to allow customers to unlock insights directly from their data warehouse, and in October 2023, we introduced Plus to bring the full power of digital analytics to every team for less. We believe the evolution of our technology and product offerings will lead to increased retention and positive customer referrals that will continue to generate expansion opportunities within our existing installed base and from new customers. We plan to continue to invest in our research and development organization to maintain and strengthen our market leadership position, and we believe that attracting the best engineering talent will continue to be critical to our long-term success. Although we previously experienced cost savings due to our restructuring, as we continue to invest in our platform, we expect our research and development expenses, including those capitalized for internal-use software, to increase in dollar amount over time. Over the longer term, we believe these expenses as a percentage of revenue will decrease, though these expenses as a percentage of revenue could increase in the short term.

We will continue to make strategic investments in our sales efforts to pursue attractive growth opportunities and ensure customer success, particularly with larger enterprises where we have experienced significant traction to date. We also plan to invest in our channel partners, such as independent software vendors, and resellers, to extend our reach faster than we could do on our own. Although we previously experienced cost savings due to our restructuring, as we continue to invest in our sales efforts, we expect our sales and marketing expenses to increase in dollar amount over time. Over the longer term, we believe these expenses as a percentage of revenue will decrease over the longer term, though these expenses as a percentage of revenue could increase in the short term.

Finally, we see opportunities to expand offices and headcount internationally to better service targeted international markets where we believe we have significant opportunity to accelerate existing traction and success. For the three and six months ended June 30, 2024, 40% of our revenue was generated outside the United States. As we seek to expand our business globally, we may be adversely affected by global economic and political instability. For example, as a result of the Russia-Ukraine war, we have terminated or will terminate certain relationships with customers in Russia. Some of the businesses of our customers in the impacted regions have also experienced disruptions that have affected their ability to pay for our services. See “Risk Factors–Risks Related to Our Business and Industry–Our operations are international in scope, and we plan further geographical expansion, creating a variety of operational challenges.”

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

	As of June 30,
	2024	2023	YoY Growth
	(dollar values in millions)
Annual Recurring Revenue	$290	$268	8%
Dollar-Based Net Retention Rate (TTM)	98%	108%
Paying Customers	3,224	2,344	38%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
Gross Profit	$53,815	$50,587	$107,550	$97,877
Non-GAAP Gross Profit	$55,425	$52,544	$110,904	$102,048

Gross Margin	73%	75%	74%	73%
Non-GAAP Gross Margin	76%	78%	76%	76%

Loss from Operations	$(27,160)	$(30,887)	$(51,865)	$(60,060)
Non-GAAP Income (Loss) from Operations	$(3,731)	$(800)	$(5,810)	$(8,654)

Loss from Operations Margin	(37)%	(46)%	(36)%	(45)%
Non-GAAP Income (Loss) from Operations Margin	(5)%	(1)%	(4)%	(6)%

Net Cash Provided by (Used in) Operating Activities	$9,228	$20,406	$9,180	$15,345
Free Cash Flow	$6,841	$19,315	$5,703	$13,477

Net Cash Provided by (Used in) Operating Activities Margin	13%	30%	6%	11%
Free Cash Flow Margin	9%	29%	4%	10%

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

The following tables reconcile the most directly comparable U.S. GAAP financial measure to each of these non-GAAP financial measures.

Non-GAAP Gross Profit and Gross Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
Gross profit	$53,815	$50,587	$107,550	$97,877
Add:
Stock-based compensation expense(1)	$1,548	$1,687	$3,022	$3,479
Acquired intangible assets amortization	$62	$270	$332	$692
Non-GAAP Gross Profit	$55,425	$52,544	$110,904	$102,048
Non-GAAP Gross Margin	76%	78%	76%	76%
(1)
Stock-based compensation expense-related charges include employer payroll tax-related expenses on employee stock transactions.

Non-GAAP Income (Loss) From Operations and Income (Loss) From Operations Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
Loss from operations	$(27,160)	$(30,887)	$(51,865)	$(60,060)
Add:
Stock-based compensation expense(1)	$23,323	$21,579	$45,636	$42,433
Acquired intangible assets amortization	$106	$314	$419	$779
Restructuring and other related charges	$—	$8,194	$—	$8,194
Non-GAAP Income (Loss) from Operations	$(3,731)	$(800)	$(5,810)	$(8,654)
Non-GAAP Income (Loss) from Operations Margin	(5)%	(1)%	(4)%	(6)%

(1)
Stock-based compensation expense-related charges include employer payroll tax-related expenses on employee stock transactions, but exclude stock-based compensation costs included in Restructuring and other related charges.

Free Cash Flow and Free Cash Flow Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
Net cash provided by (used in) investing activities	$12,613	$(1,091)	$35,671	$(1,868)
Net cash provided by (used in) financing activities	(5,204)	990	(10,997)	2,399
Net cash provided by (used in) operating activities	9,228	20,406	9,180	15,345
Less:
Purchase of property and equipment	$(606)	$(666)	$(963)	$(995)
Capitalization of internal-use software costs	$(1,781)	$(425)	$(2,514)	$(873)
Free Cash Flow	$6,841	$19,315	$5,703	$13,477
Free Cash Flow Margin	9%	29%	4%	10%

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

Research and Development

Research and development expenses consist primarily of personnel and related expenses. These expenses also include product design costs prior to the application development stage, third-party services and consulting expenses, software subscriptions, and allocated overhead costs for overhead used in research and development activities. A substantial portion of our research and development efforts are focused on enhancing our software, including researching ways to add new features and functionality to our platform. Although we previously experienced cost savings due to our restructuring, we anticipate continuing to invest in innovation and technology development, and as a result, we expect research and development expenses to increase in dollar amount but to decrease as a percentage of revenue over the longer term, though the percentage may fluctuate from quarter to quarter depending on the extent and timing of product development initiatives. In the short term, research and development costs could increase as a percentage of revenue.

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

We continue to make strategic investments in our sales and marketing organization, and we expect sales and marketing expenses to remain our largest operating expense in dollar amount. Although we previously experienced cost savings due to our restructuring, we expect our sales and marketing expenses to continue to increase in dollar amount but to decrease as a percentage of revenue over the longer term, though the percentage may fluctuate from quarter to quarter depending on the extent and timing of our marketing initiatives. In the short term, sales and marketing costs could increase as a percentage of revenue.

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

We have also incurred certain expenses as part of operating as a publicly-traded company, including professional fees and other expenses. As a public company, we expect to continue to incur costs associated with accounting, compliance, insurance, and investor relations which could fluctuate from period to period. Although we previously experienced cost savings due to our restructuring, we expect our general and administrative expenses to continue to increase in dollar amount over time but to generally decrease as a percentage of our revenue over the longer term, though the percentage may fluctuate from period to period depending on the timing and amount of our general and administrative expenses, including in the short term.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Revenue	$73,300	$67,767	$145,924	$134,244
Cost of revenue(1)	19,485	17,180	38,374	36,367
Gross profit	53,815	50,587	107,550	97,877
Operating expenses:
Research and development(1)	21,145	22,435	44,098	46,143
Sales and marketing(1)	44,144	38,326	84,961	77,459
General and administrative(1)	15,686	12,519	30,356	26,141
Restructuring and other related charges(1)	—	8,194	—	8,194
Total operating expenses	80,975	81,474	159,415	157,937
Loss from operations	(27,160)	(30,887)	(51,865)	(60,060)
Other income (expense), net	3,950	3,307	7,621	6,445
Loss before provision for (benefit from) income taxes	(23,210)	(27,580)	(44,244)	(53,615)
Provision for (benefit from) income taxes	205	178	631	458
Net loss	$(23,415)	$(27,758)	$(44,875)	$(54,073)

(1)
Amounts include stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue	$1,548	$1,687	$3,022	$3,479
Research and development	8,197	9,309	17,111	17,888
Sales and marketing	8,647	7,466	15,518	13,834
General and administrative	4,346	2,648	8,151	5,866
Restructuring and other related charges	—	853	—	853
Total stock-based compensation expense	$22,738	$21,963	$43,802	$41,920

The following table sets forth the components of our condensed consolidated statements of operations and comprehensive loss data, for each of the periods presented, as a percentage of revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	100%	100%	100%	100%
Cost of revenue	27%	25%	26%	27%
Gross margin	73%	75%	74%	73%
Operating expenses:
Research and development	29%	33%	30%	34%
Sales and marketing	60%	57%	58%	58%
General and administrative	21%	18%	21%	19%
Restructuring and other related charges	0%	12%	0%	6%
Total operating expenses	110%	120%	109%	118%
Loss from operations	(37)%	(46)%	(36)%	(45)%
Other income (expense), net	5%	5%	5%	5%
Loss before provision for (benefit from) income taxes	(32)%	(41)%	(30)%	(40)%
Provision for (benefit from) income taxes	*	*	*	*
Net loss	(32)%	(41)%	(31)%	(40)%

* Less than 1%

Note: Certain figures may not sum due to rounding

Comparison of Three Months Ended June 30, 2024 to Three Months Ended June 30, 2023

Revenue

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Revenue	$73,300	$67,767	$5,533	8%

Revenue increased $5.5 million, or 8%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase in revenue was primarily due to growth of our paying customer base by 38%, partially offset by partial and full churn among existing customers which marginally outpaced our expansion of existing customers as reflected by our NRR (TTM) of 98% as of June 30, 2024.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$19,485	$17,180	$2,305	13%
Gross margin	73%	75%	N/A	N/A

Cost of revenue increased $2.3 million, or 13%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily due to an increase of $1.6 million in third-party hosting costs as we increased capacity to support paying customer usage and growth of our paying customer base and $0.6 million in personnel and related expenses, including an increase in allocated overhead costs.

Operating Expenses

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Research and development	$21,145	$22,435	$(1,290)	(6)%
Sales and marketing	44,144	38,326	5,818	15%
General and administrative	15,686	12,519	3,167	25%
Restructuring and other related charges	—	8,194	(8,194)	*
Total operating expenses	$80,975	$81,474	$(499)	(1)%

* Not meaningful

Research and Development

Research and development expenses decreased $1.3 million, or 6%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This decrease was primarily due to a higher percentage of personnel being dedicated to new application development.

Sales and Marketing

Sales and marketing expenses increased $5.8 million, or 15%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily due to an increase of $3.5 million in personnel and related expenses, including an increase in allocated overhead costs and an increase of $1.2 million in stock-based compensation expenses and related payroll taxes.

General and Administrative

General and administrative expenses increased $3.2 million, or 25%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily attributable to an increase of $1.7 million in stock-based compensation expenses and related payroll taxes, and an increase of $0.9 million in personnel and related expenses, including an increase in allocated overhead costs.

Restructuring and Other Related Charges

Restructuring and other related charges related to employee transition, severance payments, employee benefits, and stock-based compensation were $8.2 million during the three months ended June 30, 2023, with no costs incurred in the three months ended June 30, 2024.

Other Income (Expense), Net

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Other income (expense), net	$3,950	$3,307	$643	19%

Other income (expense), net increased $0.6 million, or 19%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily due to rising interest rates, which resulted in an increase in interest income by $0.7 million in the three months ended June 30, 2024.

Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$205	$178	$27	15%

Provision for (benefit from) income taxes increased $0.03 million, or 15%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to increased foreign taxes during the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Comparison of Six Months Ended June 30, 2024 to Six Months Ended June 30, 2023

Revenue

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Revenue	$145,924	$134,244	$11,680	9%

Revenue increased $11.7 million, or 9%, during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase in revenue was primarily due to growth of our paying customer base of 38%, partially offset by partial and full churn among existing customers which marginally outpaced our expansion of existing customers as reflected by our NRR (TTM) of 98% as of June 30, 2024.

Cost of Revenue and Gross Margin

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$38,374	$36,367	$2,007	6%
Gross margin	74%	73%	N/A	N/A

Cost of revenue increased $2.0 million, or 6%, during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily due to an increase of $2.2 million in third-party hosting costs as we increased capacity to support paying customer usage and the growth of our paying customer base.

Operating Expenses

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Research and development	$44,098	$46,143	$(2,045)	(4)%
Sales and marketing	84,961	77,459	7,502	10%
General and administrative	30,356	26,141	4,215	16%
Restructuring and other related charges	—	8,194	(8,194)	*
Total operating expenses	$159,415	$157,937	$1,478	1%

__________

* Not meaningful

Research and Development

Research and development expenses decreased $2.0 million, or 4%, during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This decrease was primarily due to a higher percentage of personnel being dedicated to new application development.

Sales and Marketing

Sales and marketing expenses increased $7.5 million, or 10%, during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily due to an increase of $4.7 million in personnel and related expenses and an increase of $1.0 million in commissions as a result of higher amortization of capitalized contract acquisition costs. The increase was also attributable to an increase of $1.7 million in stock-based compensation expenses and related payroll taxes, including an increase in allocated overhead costs.

General and Administrative

General and administrative expenses increased $4.2 million, or 16%, during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily attributable to an increase of $2.4 million in stock-based compensation expenses and related payroll taxes, and an increase of $1.6 million in personnel and related expenses, including an increase in allocated overhead costs.

Restructuring and Other Related Charges

Restructuring and other related charges related to employee transition, severance payments, employee benefits, and stock-based compensation were $8.2 million during the six months ended June 30, 2023, with no costs incurred in the six months ended June 30, 2024.

Other Income (Expense), Net

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Other income (expense), net	$7,621	$6,445	1,176	18%

Other income (expense), net increased $1.2 million, or 18%, during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily due to rising interest rates, which resulted in an increase in interest income by $1.3 million in the six months ended June 30, 2024.

Provision for (Benefit from) Income Taxes

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$631	$458	$173	38%

Provision for (benefit from) income taxes increased $0.2 million, or 38%, during the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to increased foreign taxes during the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Liquidity and Capital Resources

Since inception, we have financed operations primarily through the net proceeds we have received from the sales of our preferred stock and common stock as well as cash generated from the sale of subscriptions to our platform. We have generated losses from our operations as reflected in our accumulated deficit of $408.4 million as of June 30, 2024. We generated positive cash flows from operating activities for the six months ended June 30, 2024 and for the year ended December 31, 2023; however, we have historically generated negative cash flows from operating activities. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support our platform, including growth in our customer base and customer usage, increased research and development expenses to support the growth of our business and related infrastructure, and increased general and administrative expenses to support being a publicly-traded company.

As of June 30, 2024, our principal sources of liquidity were cash and cash equivalents of $282.3 million and restricted cash of $0.9 million. We also had $36.0 million in marketable securities that provide additional capital resources. Additionally, a substantial source of our cash provided by operating activities is our deferred revenue, which is included on our condensed consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the term of the subscription agreement. As of June 30, 2024, we had $124.4 million of deferred revenue, all of which was recorded as a current liability. This deferred revenue will be recognized as revenue when or as the related performance obligations are met.

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

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$9,180	$15,345
Net cash provided by (used in) investing activities	$35,671	$(1,868)
Net cash provided by (used in) financing activities	$(10,997)	$2,399

Operating Activities

Our largest source of operating cash is cash collection from sales of subscriptions to our paying customers. Our primary uses of cash from operating activities are for personnel and related expenses, marketing expenses, and third-party hosting-related and software expenses. For the current period we have generated positive cash flows from operating activities; however, in the last several years, we have generated negative cash flows from operating activities.

Net cash provided by operating activities of $9.2 million for the six months ended June 30, 2024 reflects our net loss of $44.9 million, adjusted by non-cash items such as stock-based compensation expense of $43.8 million, depreciation and amortization of $2.8 million, and non-cash operating lease costs of $2.0 million as well as net cash provided by changes in our operating assets and liabilities of $6.2 million. The net cash provided by changes in operating assets and liabilities primarily consisted of collections outpacing revenue recognized as evidenced through the net increase in cash of $16.3 million from changes in accounts receivable and deferred revenue and a net increase in accrued expenses and accounts payable of $2.1 million. These changes were primarily offset by an increase in prepaid expenses and other current and noncurrent assets of $10.0 million.

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

Investing Activities

Net cash provided by investing activities of $35.7 million for the six months ended June 30, 2024 consisted of $57.5 million of cash received from the maturities of marketable securities, offset by $18.4 million of purchases of marketable securities, $2.5 million in capitalized internal-use software development costs, and $1.0 million in purchases of property and equipment.

Net cash used in investing activities of $1.9 million for the six months ended June 30, 2023 consisted of $0.9 million of capitalized internal-use software development costs and $1.0 million in purchases of property and equipment.

Financing Activities

Net cash used in financing activities of $11.0 million for the six months ended June 30, 2024 consisted of $14.3 million in net tax remittance on equity awards related to the vesting of RSU awards under a withhold-to-cover method, partially offset by $3.3 million in proceeds from the exercise of stock options.

Net cash provided by financing activities of $2.4 million for the six months ended June 30, 2023 primarily consisted of $2.4 million in proceeds from the exercise of stock options.

Remaining Performance Obligations

Remaining performance obligations (“RPO”) as of June 30, 2024 and 2023, including the expected timing of recognition is as follows:

	As of June 30,
	2024	2023	% Change
	(in thousands, except percentages)
Less than or equal to 12 months	$207,176	$191,788	8%
Greater than 12 months	67,035	54,559	23%
Total remaining performance obligations	$274,211	$246,347	11%

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

Contractual Obligations and Commitments

During the six months ended June 30, 2024, there were no material changes in our contractual obligations and other commitments outside of those disclosed in the 2023 Form 10-K. For further information on our commitments and contingencies, refer to Note 9 in the consolidated financial statements contained within the 2023 Form 10-K.

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

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. There have been no changes to our critical accounting policies and estimates, during the six months ended June 30, 2024 as compared to those disclosed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2023 Form 10-K.

Recent Accounting Pronouncements

See Note 1 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds and U.S. government securities. As of June 30, 2024, we had cash and cash equivalents of $282.3 million and marketable securities of $36.0 million. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and fair value of our investments. However, an immediate 10% increase or decrease in interest rates would not have a material effect on the fair value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our revenue was $276.3 million for the fiscal year ended December 31, 2023 and $145.9 million and $134.2 million for the six months ended June 30, 2024 and 2023, respectively. However, you should not rely on our historical revenue growth as an indication of our future performance.

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

We have experienced net losses in each period since inception. We generated net losses of $90.4 million for the fiscal year ended December 31, 2023 and $44.9 million and $54.1 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $408.4 million. We expect our costs and expenses to increase in future periods. In particular, we intend to continue to invest significant resources in:

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

Any of these and other factors, or the cumulative effect of some of these factors, may cause our results of operations to vary significantly. To the extent our results of operations fall below the expectations of investors and securities analysts who follow our stock, trading price of our Class A common stock could decline substantially, and we could face costly lawsuits, including securities class action litigation. For example, we are currently defending against a securities class action lawsuit (“Class Action”) and a shareholder derivative lawsuit (“Derivative Action”), which were filed in the United States District Court for the Northern District of California. The Class Action names the Company, our Chief Executive Officer, and our former Chief Financial Officer as defendants, and is purportedly brought on behalf of all those who purchased or acquired our Class A common stock between September 21, 2021 and February 16, 2022. The complaint alleges claims under Sections 10(b) and 20(a) of the Exchange Act based on allegedly false or misleading statements related to our business and financial outlook. The Derivative Action, purportedly brought on behalf of the Company, names our Chief Executive Officer, our Chief Financial Officer, and the current and former members of our Board of Directors as defendants. It has not yet been served on the defendants, but alleges claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, abuse of control, gross mismanagement, and contribution for alleged wrongdoing by the Company’s directors and officers from September 21, 2021 through February 16, 2022. Both lawsuits seek unspecified damages and other relief. We have incurred and will continue to incur significant legal costs in connection with the defense of both lawsuits and management will be required to devote significant time in managing the defense of the actions.

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

Our restructuring plan may not result in anticipated savings or operational efficiencies and could result in total costs and expenses that are greater than expected, which could materially adversely affect our business, financial condition, and results of operations.

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

We are in varying stages of development in relation to our products involving AI Technologies. The continuous development, maintenance, and operation of our AI Technologies is complex, and may involve unforeseen difficulties including material performance problems, undetected defects, or errors. We may not be successful in our ongoing development and maintenance of these technologies in the face of novel and evolving technical, reputational, and market factors.

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

There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with, or effective in protecting our systems and information and despite the implementation of security measures, our information technology systems, as well as those of third parties with which we have relationships, are not fully secure from, and may be vulnerable to, cyberattacks, denial and degradation-of-service attacks, ransomware attacks, business email compromises, computer malware, malicious code, viruses, and social engineering (including phishing) which are prevalent in our industry and our customers’ industries. In addition, we as well as those third parties with which we have relationships, may experience attacks, unavailable systems, unauthorized access to systems or data, or disclosure due to natural disasters, terrorism, war, telecommunication and electrical failures, hacking, employee theft or misuse, human error, fraud, denial and degradation-of-service attacks, sophisticated nation-state and nation-state-supported actors, and advanced persistent threat intrusions. Electronic security attacks designed to gain access to personal, sensitive, or confidential data are increasing in number, constantly evolving, and such attacks continue to grow in sophistication. The techniques used to sabotage, or to obtain unauthorized access to, our platform, information technology systems, networks, or physical facilities in which Confidential Information is stored or through which Confidential Information is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. As a result of our continued hybrid work environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our and our service providers’ employees who are, and may continue, working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. We have previously been, and may in the future become, the target of cyberattacks by third parties seeking unauthorized access to our Confidential Information or to disrupt our operations or ability to provide our services.

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

For the year ended December 31, 2023 and the six months ended June 30, 2024 and 2023, 39%, 40% and 39% of our revenue was generated outside the United States, respectively. A component of our growth strategy involves the further expansion of our operations and customer base internationally, which will require significant dedication of management attention and financial resources. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. Our sales organization outside the United States is substantially smaller than our sales organization in the United States, and, to date, only a very small portion of our sales has been driven by resellers or other channel partners. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity and limited channel partners, we may be unable to effectively grow in international markets.

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

Although we have released our Amplitude CDP, Amplitude Experiment, Amplitude Session Replay, and Warehouse Native Amplitude products, we currently derive, and expect to continue for some time to derive, substantially all of our revenue from our Amplitude Analytics product. As such, the continued growth in demand for, and market acceptance, of Amplitude Analytics is critical to our success. Demand for Amplitude Analytics and our other products and platform functionality is affected by a number of factors, many of which are beyond our control, such as continued market acceptance of our products by customers for existing and new use cases, the timing of development and release of new products, features, and functionality that are lower-cost alternatives introduced by us or our competitors, technological changes and developments within the markets we serve, and growth or contraction in our addressable markets. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our products, particularly our Amplitude Analytics product, our business, financial condition, and results of operations could be materially adversely affected.

We invest significantly in research and development, and to the extent our research and development investments do not translate into new products or material enhancements to our current products, or if we do not use those investments efficiently, our business, financial condition, and results of operations would be materially adversely affected.

For the year ended December 31, 2023 and the six months ended June 30, 2024 and 2023, our research and development expenses were 33%, 30%, and 34% of our revenue, respectively. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our business may be harmed. Moreover, research and development projects can be technically challenging and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling products and generate revenue, if any, from such investment. Additionally, anticipated customer demand for a product or service we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such product or service. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of products that are competitive in our current or future markets, our business, financial condition, and results of operations would be materially adversely affected.

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

On June 12, 2024, the U.S. Department of the Treasury’s Office of Foreign Assets Control issued, pursuant to Executive Order 14071 and 31 CFR § 587.802, a determination—“Prohibition on Certain Information Technology and Software Services”—that restricts the provision of certain IT and software-related services to Russia. The determination prohibits U.S. persons, wherever located, from exporting, reexporting, selling, or supplying IT support and cloud-based services for enterprise management software and design and manufacturing software to persons located in Russia. Although it is not clear that Amplitude’s software and services are captured by this determination, we will, out of an abundance of caution, cease providing our software or IT support or cloud-based services to persons located in Russia by September 12, 2024, when the determination takes effect. As a result, we expect to experience a decrease in revenue after September 12, 2024 as well as additional bad debts due to changes in our expectations of our ability to collect open receivables from customers that have service disruptions caused by this determination.

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

In addition, we have filed registration statements to register all shares subject to options and restricted stock units (“RSU”) outstanding or reserved for future issuance under our equity compensation plans. As of June 30, 2024, we had options outstanding that, if fully exercised, would result in the issuance of 12,722,739 shares of Class A common stock, as well as 13,159,741 shares of Class A common stock subject to RSUs.

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

Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team in the areas of research and development, operations, security, marketing, sales, support, and general and administrative functions, and on individual contributors in our research and development and operations. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives. For example, we recently appointed a new Chief Financial Officer. Our inability to successfully manage executive transitions, including the uncertainty associated with any transition and the time and management attention needed to fill any vacant role, could disrupt our business, affect our culture, harm our ability to retain personnel, and adversely affect our financial condition and results of operations. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period; therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers, especially our Chief Executive Officer, or key employees could have an adverse effect on our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant.	8-K	001-40817	3.1	6/12/2024
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-40817	3.2	9/21/2021
4.1	Specimen Stock Certificate evidencing the shares of Class A Common Stock.	S-1	333-259168	4.2	8/30/2021
4.2	Specimen Stock Certificate evidencing the shares of Class B Common Stock.	S-8	333-259698	4.4	9/21/2021
4.3	Amended and Restated Investors’ Rights Agreement, dated as of May 28, 2021, as amended, by and among the Registrant and certain of its stockholders.	S-1	333-259168	4.3	8/30/2021
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

Amplitude, Inc.

Date: August 8, 2024	By:	/s/ Spenser Skates
Spenser Skates
Chief Executive Officer (Principal Executive and Financial Officer)