Form 10-Q
period 2024-09-30
Amplitude, Inc.
filed 2024-11-07
CIK 1866692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, there were 94,590,532 shares of the registrant's Class A common stock and 33,093,043 shares of the registrant's Class B common stock, each with a $0.00001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AMPLITUDE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(unaudited)

	As of September 30, 2024	As of December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$317,448	$248,491
Restricted cash, current	878	—
Marketable securities, current	2,496	73,909
Accounts receivable, net of allowance for doubtful accounts of $832 and $1,101 as of September 30, 2024 and December 31, 2023, respectively	29,335	29,496

Prepaid expenses and other current assets	23,661	16,624
Deferred commissions, current	14,312	11,444
Total current assets	388,130	379,964
Property and equipment, net	15,490	10,068
Intangible assets, net	145	609
Goodwill	4,073	4,073
Restricted cash, noncurrent	—	869
Deferred commissions, noncurrent	26,292	26,942
Operating lease right-of-use assets	4,074	6,856
Other noncurrent assets	7,438	4,303
Total assets	$445,642	$433,684
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,677	$3,063
Accrued expenses	34,791	26,657
Deferred revenue	114,906	102,573
Total current liabilities	152,374	132,293
Operating lease liabilities, noncurrent	518	3,604
Noncurrent liabilities	2,723	3,034
Total liabilities	155,615	138,931
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.00001 par value per share; 20,000 shares authorized as of September 30, 2024 and December 31, 2023; zero shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Class A common stock, $0.00001 par value per share; 600,000 shares authorized as of September 30, 2024 and December 31, 2023, 92,283 and 85,628 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1	1
Class B common stock, $0.00001 par value per share; 600,000 shares authorized as of September 30, 2024 and December 31, 2023; 33,149 and 34,382 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	715,285	658,463
Accumulated other comprehensive income (loss)	—	(181)
Accumulated deficit	(425,259)	(363,530)
Total stockholders’ equity	290,027	294,753
Total liabilities and stockholders’ equity	$445,642	$433,684

See accompanying notes to condensed consolidated financial statements.

AMPLITUDE, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue	$75,217	$70,637	$221,141	$204,881
Cost of revenue	18,744	17,291	57,118	53,658
Gross profit	56,473	53,346	164,023	151,223
Operating expenses:
Research and development	19,037	21,797	63,135	67,940
Sales and marketing	40,863	38,475	125,824	115,934
General and administrative	16,586	13,997	46,942	40,138
Restructuring and other related charges	—	—	—	8,194
Total operating expenses	76,486	74,269	235,901	232,206
Other income (expense), net	3,901	3,444	11,522	9,889
Loss before provision for (benefit from) income taxes	(16,112)	(17,479)	(60,356)	(71,094)
Provision for (benefit from) income taxes	742	268	1,373	726
Net loss	$(16,854)	$(17,747)	$(61,729)	$(71,820)
Net loss per share attributable to Class A and Class B common stockholders:
Basic and diluted	(0.14)	(0.15)	(0.50)	(0.62)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders:
Basic and diluted	124,324	117,902	122,601	116,160

Other comprehensive loss
Net unrealized gains (losses) on marketable securities	47	267	181	158
Comprehensive loss	$(16,807)	$(17,480)	$(61,548)	$(71,662)

See accompanying notes to condensed consolidated financial statements.

AMPLITUDE, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(unaudited)

	Class A and Class B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2023	120,010	$1	$658,463	$(181)	$(363,530)	$294,753
Stock-based compensation expense	—	—	21,765	—	—	21,765
Exercise of stock options	699	—	1,794	—	—	1,794
Vesting of early exercised stock options	—	—	20	—	—	20
Vesting of restricted stock units	1,442	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units	(542)	—	(7,729)	—	—	(7,729)
Net loss	—	—	—	—	(21,460)	(21,460)
Other comprehensive income (loss), net	—	—	—	67	—	67
Balance at March 31, 2024	121,609	$1	$674,313	$(114)	$(384,990)	$289,210
Stock-based compensation expense	—	—	24,421	—	—	24,421
Exercise of stock options	503	—	1,463	—	—	1,463
Issuance of common stock under employee stock purchase plan	256	—	2,030	—	—	2,030
Vesting of restricted stock units	1,847	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units	(680)	—	(6,449)	—	—	(6,449)
Net loss	—	—	—	—	(23,415)	(23,415)
Other comprehensive income (loss), net	—	—	—	67	—	67
Balance at June 30, 2024	123,535	$1	$695,778	$(47)	$(408,405)	$287,327
Stock-based compensation expense	—	—	22,792	—	—	22,792
Exercise of stock options	830	—	2,346	—	—	2,346
Vesting of restricted stock units	1,730	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units	(663)	—	(5,631)	—	—	(5,631)
Net loss	—	—	—	—	(16,854)	(16,854)
Other comprehensive income (loss), net	—	—	—	47	—	47
Balance at September 30, 2024	125,432	$1	$715,285	$—	$(425,259)	$290,027

See accompanying notes to condensed consolidated financial statements.

AMPLITUDE, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(unaudited)

	Class A and Class B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2022	114,199	$1	$568,889	$(754)	$(273,167)	$294,969
Stock-based compensation expense	—	—	20,409	—	—	20,409
Exercise of stock options	554	—	1,687	—	—	1,687
Vesting of early exercised stock options	—	—	198	—	—	198
Vesting of restricted stock units	875	—	—	—	—	—
Repurchase of unvested stock options	(46)	—	—	—	—	—
Net loss	—	—	—	—	(26,315)	(26,315)
Other comprehensive income (loss), net	—	—	—	272	—	272
Balance at March 31, 2023	115,582	$1	$591,183	$(482)	$(299,482)	$291,220
Stock-based compensation expense	—	—	22,300	—	—	22,300
Exercise of stock options	228	—	699	—	—	699
Issuance of common stock under employee stock purchase plan	302	—	2,564	—	—	2,564
Vesting of early exercised stock options	—	—	207	—	—	207
Vesting of restricted stock units	1,378	—	—	—	—	—
Net loss	—	—	—	—	(27,758)	(27,758)
Other comprehensive income (loss), net	—	—	—	(382)	—	(382)
Balance at June 30, 2023	117,490	$1	$616,953	$(864)	$(327,240)	$288,850
Stock-based compensation expense	—	—	23,593	—	—	23,593
Exercise of stock options	528	—	1,183	—	—	1,183
Vesting of early exercised stock options	—	—	155	—	—	155
Vesting of restricted stock units	1,193	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units	(415)	—	(4,727)	—	—	(4,727)
Net loss	—	—	—	—	(17,747)	(17,747)
Other comprehensive income (loss), net	—	—	—	267	—	267
Balance at September 30, 2023	118,796	$1	$637,157	$(597)	$(344,987)	$291,574

See accompanying notes to condensed consolidated financial statements.

AMPLITUDE, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(61,729)	$(71,820)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,137	4,200
Stock-based compensation expense	64,914	65,005
Other	(33)	(934)
Non-cash operating lease costs	2,947	2,948
Changes in operating assets and liabilities:
Accounts receivable	(703)	(10,776)
Prepaid expenses and other current assets	(7,235)	635
Deferred commissions	(2,217)	(694)
Other noncurrent assets	(3,631)	1,787
Accounts payable	(307)	5,754
Accrued expenses	10,593	11,080
Deferred revenue	12,333	19,027
Operating lease liabilities	(3,719)	(2,903)
Net cash provided by (used in) operating activities	15,350	23,309
Cash flows from investing activities:
Cash received from maturities of marketable securities	91,250	—
Purchases of marketable securities	(18,352)	—
Purchase of property and equipment	(979)	(995)
Capitalization of internal-use software costs	(4,170)	(1,349)
Net cash provided by (used in) investing activities	67,749	(2,344)
Cash flows from financing activities:
Proceeds from the exercise of stock options	5,603	3,569
Cash received for tax withholding obligations on equity award settlements	4,223	13,030
Cash paid for tax withholding obligations on equity award settlements	(23,959)	(16,875)
Repurchase of unvested stock options	—	(648)
Net cash provided by (used in) financing activities	(14,133)	(924)
Net increase (decrease) in cash, cash equivalents, and restricted cash	68,966	20,041
Cash, cash equivalents, and restricted cash at beginning of period	249,360	219,349
Cash, cash equivalents, and restricted cash at end of period	$318,326	$239,390
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$444	$332
Non-cash investing and financing activities:
Stock-based compensation capitalized as internal-use software costs	$4,064	$1,297

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

No customer accounted for 10% or more of total revenue for the three and nine months ended September 30, 2024 and 2023. As of September 30, 2024, no customer represented 10% or more of accounts receivable. As of December 31, 2023, one customer represented 10% of accounts receivable.

Significant Accounting Policies

The Company's significant accounting policies are described in the 2023 Form 10-K. There have been no significant changes to these policies that have had a material impact on the Company’s condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2024.

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

(2)
Revenue from Contracts with Customers

Deferred Revenue and Remaining Performance Obligations

The amount of revenue recognized in the nine months ended September 30, 2024 that was included in deferred revenue as of December 31, 2023 was $98.6 million.

As of September 30, 2024 and December 31, 2023, unrecognized transaction price related to remaining performance obligations was $286.6 million and $239.4 million, respectively. The Company’s remaining performance obligations as of September 30, 2024 and December 31, 2023 are expected to be recognized as follows (in thousands):

	As of September 30, 2024	As of December 31, 2023

Less than or equal to 12 months	$211,084	$188,456
Greater than 12 months	75,525	50,962
Total remaining performance obligations	$286,609	$239,418

Disaggregation of Revenue

The following table shows the Company’s disaggregation of revenue by geographic areas, as determined based on the address of the Company's customers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$45,176	$42,748	$132,730	$124,937
International	30,041	27,889	88,411	79,944
Total revenue	$75,217	$70,637	$221,141	$204,881

Deferred Commissions

Commissions paid upon the initial acquisition of a contract are deferred and then amortized on a straight-line basis over a period of benefit, determined to be five years. The following table represents a roll forward of the Company’s deferred commissions for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$38,258	$37,531	$38,386	$36,717
Additions to deferred commissions	5,997	2,983	12,656	9,458
Amortization of deferred commissions	(3,651)	(3,103)	(10,438)	(8,764)
Ending balance	40,604	37,411	40,604	37,411
Deferred commissions, current portion	14,312	12,294	14,312	12,294
Deferred commissions, net of current portion	26,292	25,117	26,292	25,117
Total deferred commissions	$40,604	$37,411	$40,604	$37,411

(3)
Balance Sheet Components

The following tables show the Company’s financial statement details as of September 30, 2024 and December 31, 2023.

Cash, Cash Equivalents and Restricted Cash

The following table represents the Company's cash, cash equivalents, and restricted cash at each period end (in thousands):

	As of September 30,		As of December 31,
	2024	2023	2023	2022
Cash and cash equivalents	$317,448	$238,525	$248,491	$218,494
Restricted cash, current	878	—	—	—
Restricted cash, noncurrent	—	865	869	855
Total cash, cash equivalents, and restricted cash	$318,326	$239,390	$249,360	$219,349

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2024	2023
Prepaid hosting	$10,804	$6,074
Other prepaid expenses and other assets	12,857	10,550
Total prepaid expense and other current assets	$23,661	$16,624

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2024	2023
Accrued hosting	$7,456	$6,506
Accrued commission and bonus	12,801	6,383
Accrued payroll and employee related taxes	2,790	2,468
Accrued sales tax	414	322
2021 Employee Stock Purchase Plan withholding	2,151	1,017
Operating lease liabilities, current	4,088	4,571
Other accrued liabilities	5,091	5,390
Total accrued expenses	$34,791	$26,657

(4)
Fair Value Measurements

The following table summarizes, for financial assets measured at fair value, the respective fair value and classification by level of input within the fair value hierarchy (in thousands):

	As of September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$294,612	$—	$—	$294,612
Level 2:
Available-for-sale securities
U.S. governmental securities	2,496	—	—	2,496
Total	$297,108	$—	$—	$297,108

	As of December 31, 2023

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$211,741	$—	$—	$211,741
Level 2:
Available-for-sale securities
U.S. governmental securities	74,090	—	(181)	73,909
Total	$285,831	$—	$(181)	$285,650

(1)
Included in “Cash and cash equivalents” in the Company’s condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, in addition to cash of $22.8 million and $36.8 million, respectively.

The Company uses quoted prices in active markets for identical assets to determine the fair value of the Company's Level 1 investments. The fair value of the Company's Level 2 investments is determined using pricing based on quoted market prices or alternative market observable inputs.

The fair value of the Company's available-for-sale securities as of September 30, 2024, by remaining contractual maturities, was as follows (in thousands):

As of September 30, 2024
Due in one year or less	$2,496
Due in greater than one year	—
Total	$2,496

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

The Company has reserved shares of its common stock as follows:

	As of September 30, 2024	As of December 31, 2023

2014 Stock Option and Grant Plan and 2021 Incentive Award Plan:
Equity plan stock options outstanding	11,746,402	14,268,055
RSUs outstanding	12,958,603	11,301,279
Shares available for future issuance	19,960,263	18,260,813
2021 Employee Stock Purchase Plan:
Shares available for future issuance	5,024,397	4,079,994
Total reserved shares	49,689,665	47,910,141

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

2021 Incentive Award Plan

In August 2021, the Company's board of directors adopted, and its stockholders approved, the 2021 Plan, which became effective in connection with the Direct Listing. The 2021 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSU awards, performance bonus awards, performance stock units, dividend equivalent awards and other forms of equity compensation (collectively, “equity awards”). As of September 30, 2024, a total of 19,960,263 shares of the Company's Class A common stock have been reserved for issuance under the 2021 Plan in addition to (i) any shares available for issuance under the 2014 Plan as of the effective date of the 2021 Plan, (ii) the number of shares represented by awards outstanding under the Company's 2014 Plan (“Prior Plan Awards”) that become available upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class A common stock underlying outstanding stock awards granted under the 2014 Plan, and (iii) an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (A) 5% of the shares of the Company's common stock outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the Company's board of directors; provided, however, that no more than 88,000,000 shares of stock may be issued upon the exercise of incentive stock options.

Stock Option Awards

Stock options granted under the 2014 Plan and the 2021 Plan (collectively, the “combined stock plans”) generally vest based on continued service over four years.

Option activity under the combined stock plans for the nine months ended September 30, 2024 is set forth below:

			Weighted
		Weighted	average	Aggregate
	Outstanding	average	remaining	intrinsic
	stock	exercise	contractual	value
	options	price	life (years)	(in thousands)
Balances as of December 31, 2023	14,268,055	$4.40	6.27	$118,757
Granted	—	—
Exercised	(2,031,678)	2.79
Cancelled/forfeited	(489,975)	10.85
Balances as of September 30, 2024(1)	11,746,402	$4.41	5.50	$53,606
Exercisable as of September 30, 2024(2)	11,104,045	$4.00	5.39	$55,239

(1)
As no forfeitures are estimated due to the Company’s adoption of ASU No. 2016-09, all options are vested or expected to vest. As of September 30, 2024, no options were outstanding that were subject to a future performance condition.
(2)
Exercisable shares include vested options as well as unvested shares that can be early exercised.

The aggregate intrinsic values of options are calculated as the difference between the exercise price of the options and the market price for shares of the Company’s Class A common stock as of each period-end. The total intrinsic value of options exercised for the nine months ended September 30, 2024 and 2023 was $12.6 million and $11.6 million, respectively.

No stock options were granted in the nine months ended September 30, 2024. Stock options granted during the nine months ended September 30, 2023 had a weighted average grant date fair value of $6.69 per share. The fair value of options granted is being expensed over the vesting period of the options on a straight-line basis as the services are being provided. No tax benefits were realized from options during the periods.

As of September 30, 2024, total unrecognized stock-based compensation expense related to options outstanding under the combined stock plans was $4.4 million. This unrecognized expense as of September 30, 2024 is expected to be recognized over the weighted average remaining vesting period of 1.98 years. As of September 30, 2024, the Company had 342,000 shares of non-employee stock options outstanding under the combined stock plans.

The fair value of each option granted to employees under the 2021 Plan is estimated on the grant date using the Black-Scholes pricing model.

Restricted Stock Units

RSUs granted under the 2021 Plan generally vest based on continued service. RSUs granted pursuant to the 2014 Plan vest according to a service condition as well as a performance condition, through a liquidity event, including (i) a change in control of the Company or (ii) the initial public offering of the Company’s equity securities, following which the securities shall be publicly traded, which includes a direct listing. As a result of the Direct Listing, the performance condition for all RSUs granted pursuant to the 2014 Plan has been met. During the three and nine months ended September 30, 2024, the Company recorded $21.2 million and $63.5 million in stock-based compensation related to RSUs, respectively. During the three and nine months ended September 30, 2023, the Company recorded $20.7 million and $55.9 million in stock-based compensation related to RSUs, respectively.

The total fair value of RSUs vested during the nine months ended September 30, 2024 and 2023 was $52.7 million and $42.2 million, respectively. As of September 30, 2024, total unrecognized stock-based compensation expense related to RSUs was $140.3 million. This unrecognized expense as of September 30, 2024 is expected to be recognized over the weighted average remaining vesting period of 2.12 years. As of September 30, 2024, the Company had 193,286 shares of non-employee RSUs outstanding under the combined stock plans.

RSU activity during the nine months ended September 30, 2024 was as follows:

	Restricted stock units	Weighted-average grant date fair value per share
Balance as of December 31, 2023	11,301,279	$14.76
Granted	9,148,150	9.59
Vested	(5,018,562)	13.88
Cancelled/forfeited	(2,472,264)	13.54
Balance as of September 30, 2024	12,958,603	$11.68

2021 Employee Stock Purchase Plan

In August 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective in connection with the Direct Listing. The ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. As of September 30, 2024, a total of 5,024,397 shares of the Company’s Class A common stock have been reserved for future issuance under the ESPP, in addition to any annual automatic evergreen increases in the number of shares of Class A common stock reserved for future issuance under the ESPP. The ESPP offers employees the option to purchase shares through a series of consecutive 12-month offering periods on each May 15th and November 15th (with two six-month purchase periods during each offering period). The price at which Class A common stock is purchased under the ESPP is equal to the lower of (i) 85% of the closing trading price per share of the Company's Class A common stock on the first trading date of an offering period in which a participant is enrolled or (ii) 85% of the closing trading price per share on the purchase date, which will occur on the last trading day of each purchase period, or such other price designated by the administrator.

The ESPP offers a rollover feature pursuant to which, if the fair market value of a share of Class A common stock on the first purchase date is lower than the fair market value on the first trading day of the offering period, the respective offering period will terminate and each participant will be automatically enrolled in the offering period that commences immediately following the purchase date. In accordance with the rollover feature, immediately following the conclusion of the purchase period ended May 14, 2024, the offering period was terminated and participants were automatically enrolled in a new 12-month offering period commencing on May 15, 2024 and ending on May 14, 2025. The impact of the rollover feature did not result in material incremental compensation cost for the nine months ended September 30, 2024.

As of September 30, 2024, 1.1 million shares have been purchased under the ESPP. During the nine months ended September 30, 2024 and 2023, we issued 255,694 and 302,170 shares under the ESPP, respectively, in settlement of $2.0 million and $2.6 million of ESPP liabilities, respectively.

During the three and nine months ended September 30, 2024, the Company recognized $0.4 million and $1.2 million of stock-based compensation expense related to the ESPP, respectively. During the three and nine months ended September 30, 2023, the Company recognized $0.6 million and $1.9 million of stock-based compensation expense related to the ESPP, respectively. As of September 30, 2024, total unrecognized compensation cost related to the ESPP was $0.9 million, which will be amortized over a weighted average period of 0.60 years.

Stock-based compensation expense, net of actual forfeitures is reflected in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Cost of revenue	$1,559	$1,947	$4,581	$5,426
Research and development	6,994	9,285	24,105	27,173
Sales and marketing	8,333	7,843	23,851	21,677
General and administrative	4,226	4,010	12,377	9,876
Restructuring and other related charges	—	—	—	853
Total stock-based compensation expense	$21,112	$23,085	$64,914	$65,005

(6)
Income Taxes

The Company had an effective tax rate of (4.6)% and (2.3)% for the three and nine months ended September 30, 2024, respectively, and (1.5)% and (1.0)% for the three and nine months ended September 30, 2023, respectively. The Company continues to incur U.S. operating losses and has minimal profits in its foreign jurisdictions.

During the three and nine months ended September 30, 2024 and 2023, the Company evaluated all available evidence, both positive and negative, including historical levels of income, and expectations and risks associated with estimates of future taxable income, and determined that it is more likely than not that its net deferred tax assets will not be realized in the United States. Due to uncertainties surrounding the realization of the deferred tax assets, the Company continues to maintain a full valuation allowance against its net deferred tax assets within the United States.

(7)
Operating Leases

Supplemental cash flow information related to operating leases was as follows (in thousands):

Nine Months Ended September 30,
2024
Right-of-use assets obtained in exchange for new operating lease liabilities	$—
Cash paid for operating lease liabilities	$3,719

Future minimum lease payments under non-cancellable operating leases with initial lease terms in excess of one year included in the Company’s lease liabilities as of September 30, 2024 were as follows (in thousands):

Year ending December 31:
Remainder of 2024	902
2025	3,384
2026	401
2027	—
2028 and thereafter	—
Total undiscounted operating lease payments	$4,687
Less: imputed interest	(81)
Total operating lease liabilities	$4,606

(8)
Commitments and Contingencies

Legal Matters

On February 14, 2024, a putative securities class action captioned Chicago & Vicinity Laborers’ District Council Pension Fund v. Amplitude, Inc., et al., Case No. 3:24-cv-00898 (the “Securities Class Action”) was filed in the United States District Court for the Northern District of California, naming the Company, its Chief Executive Officer, and its former Chief Financial Officer as defendants. The lawsuit is purportedly brought on behalf of all those who purchased or acquired the Company’s common stock between September 21, 2021 and February 16, 2022. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on allegedly false or misleading statements related to the Company’s business and financial outlook. The lawsuit seeks unspecified damages and other relief. The defendants filed a motion to dismiss the complaint on July 12, 2024, which was granted with leave to amend on October 2, 2024. The plaintiffs filed an amended complaint on October 23, 2024.

On June 10, 2024, a shareholder derivative complaint captioned Hawkins v. Spenser Skates, et al., Case No. 3:24-cv-03460 (the “Derivative Action”) was filed in the United States District Court for the Northern District of California, naming the Company’s Chief Executive Officer, its former Chief Financial Officer, and the current and former members of the Company’s board of directors as defendants. The complaint, purportedly brought on behalf of the Company, alleges claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, abuse of control, gross mismanagement, and contribution for alleged wrongdoing by the Company’s directors and officers from September 21, 2021 through February 16, 2022. The complaint seeks unspecified damages and other relief. The Derivative Action is stayed pending a resolution of any motions to dismiss the Securities Class Action.

On August 8, 2024, a putative privacy class action captioned Atkins v. Amplitude, Inc., Case No. 3:24-cv-04913 was filed in the United States District Court for the Northern District of California, naming the Company as a defendant. The lawsuit is purportedly brought on behalf of all individuals who downloaded and used an application on their mobile device that embedded the Company’s Software Development Kit (“SDK”) and did not publicly disclose the Company in the application’s notices or disclosures. The complaint asserts claims under the Federal Wiretap Act, California Wiretap Act, California Invasion of Privacy Act, and California Comprehensive Computer Data Access and Fraud Act. The complaint seeks statutory damages and other relief. The Company filed a motion to dismiss the complaint on October 25, 2024.

On September 18, 2024, an individual privacy action captioned Shah v. Amplitude, Inc., Case No. 2:24-cv-08155-MEMF-JPR was filed in the United States District Court for the Central District of California, naming the Company as a defendant. The lawsuit is brought by an individual who alleges to have used an application on his mobile device that embedded the SDK without explicitly identifying the Company in the application’s notices or disclosures. The complaint asserts claims under the Federal Wiretap Act, California Wiretap Act, California Invasion of Privacy Act, and California Comprehensive Computer Data Access and Fraud Act. The complaint seeks statutory damages and other relief. On October 30, 2024, the Company and the plaintiff entered into a stipulation to stay the case pending final resolution of Atkins v. Amplitude, Inc., Case No. 3:24-cv-04913 (N.D. Cal.). The stipulation is pending court approval.

On October 7, 2024, a putative privacy class action captioned Willey v. Amplitude, Inc., Case No. 1:24-cv-07577 was filed in the United States District Court for the Southern District of New York. The lawsuit is purportedly brought on behalf of all persons who accessed the Oscar Health website or application in Pennsylvania and entered information in response to prompts in the “Find a Plan” function. The complaint alleges that the Company’s services operate on the Oscar Health website and application to intercept information submitted by users for a health insurance quote. The complaint asserts a claim under Pennsylvania’s Wiretapping and Electronic Surveillance Act. The complaint seeks unspecified damages and other relief.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net loss attributable to Class A and Class B common stockholders	$(16,854)	$(17,747)	$(61,729)	$(71,820)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	124,324	117,902	122,601	116,160
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.14)	$(0.15)	$(0.50)	$(0.62)

The following potential shares of common stock were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	As of September 30,
	2024	2023
Equity plan stock options outstanding	11,746	14,942
Equity plan stock options early exercised	—	42
RSUs outstanding	12,959	11,661
Restricted shares	—	155
Shares issuable pursuant to the ESPP	694	498
Total	25,399	27,298

(10) Subsequent Events

RSU Awards

In October 2024, the Company issued 1.1 million RSUs to its employees with service-based vesting conditions. The service-based vesting condition for these awards are satisfied over three years. The grant date fair value of the RSUs issued in October 2024 was approximately $10.1 million.

Foobar Acquisition

On October 15, 2024 (the “Acquisition Date”), the Company acquired all the capital stock of Foobar, Inc. (“Acquiree”), a privately-held company for an aggregate of $23.9 million (net of cash acquired of $9.6 million), consisting of $17.0 million of net cash and $6.9 million of equity consideration through the issuance of 0.8 million shares of its common stock (the “Acquisition”). As part of the Acquisition, the Company agreed to certain equity payments with key employees in which an aggregate of 1.5 million shares with a value of $13.0 million that will be recognized as compensation expense.

The Acquisition is expected to enhance the Company’s digital analytics platform to drive customer success utilizing the Acquiree’s intuitive, AI-powered user assistance which makes complex software easier to adopt and navigate. The Acquisition will be accounted for as a business combination, but given the limited time that has passed since the Acquisition Date, the Company is still in the process of developing its fair value assumptions for the consideration, assets acquired, and liabilities assumed. As a result, we are unable to provide the amounts recognized as of the Acquisition Date for the major classes of assets acquired and liabilities assumed.

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

Overview

Amplitude is a leading Digital Analytics Platform that helps businesses understand how people are using their products so they can build amazing digital experiences that increase acquisition, monetization and retention - and drive revenue growth. We work with almost 3,500 paying customers of various sizes and stages of digital maturity, across many industries, including the teams behind some of the most-beloved digital products in the world. We have experienced significant growth in recent years, with approximately 700 employees in seven global offices.

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

Historically, we have been successful at efficiently growing our customer base and number of customers who have entered into and grown into larger subscriptions with us as evidenced by the growth of our number of paying customers and number of customers that represent greater than $100,000 in annual recurring revenue (“ARR”). As of September 30, 2024 and 2023, we had 3,486 and 2,471 paying customers, respectively, representing an increase of 41% year-over-year. Additionally, as of September 30, 2024 and 2023, we had 567 and 502 customers, respectively, that each represented greater than $100,000 in ARR, representing a 13% increase year-over-year. We believe our relationship with some of the world’s most beloved product-led companies has resulted in increased brand credibility and access to many attractive growth opportunities. As of September 30, 2024 and 2023, our dollar-based net retention rate for the trailing twelve months was 97% and 105%, respectively, for paying customers. Additionally, our ending dollar-based net retention rate for paying customers as of September 30, 2024 and 2023, was 98% and 99%, respectively.

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

Investing for Growth

Our investment for growth encompasses multiple critical areas, including product expansion, our sales force, sales support, partner ecosystem, and our international presence. We continue to evolve our technology and product offerings, to ensure that we are best serving our customers’ needs. For example, in September 2024, we launched Amplitude Made Easy to simplify the platform experience for customers, and in June 2024, we introduced Warehouse Native to allow customers to unlock insights directly from their data warehouse. Additionally, in October 2023, we introduced Plus to bring the full power of digital analytics to every team for less. We believe the evolution of our technology and product offerings will lead to increased retention and positive customer referrals that will continue to generate expansion opportunities within our existing installed base and from new customers. We plan to continue to invest in our research and development organization to maintain and strengthen our market leadership position, and we believe that attracting the best engineering talent will continue to be critical to our long-term success. As we continue to invest in our platform, we expect our research and development expenses, including those capitalized for internal-use software, to increase in dollar amount over time. Over the longer term, we believe these expenses as a percentage of revenue will decrease, though these expenses as a percentage of revenue could increase in the short term.

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

Finally, we see opportunities to expand offices and headcount internationally to better service targeted international markets where we believe we have significant opportunity to accelerate existing traction and success. For the three and nine months ended September 30, 2024, 40% of our revenue was generated outside the United States. As we seek to expand our business globally, we may be adversely affected by global economic and political instability. For example, as a result of the Russia-Ukraine war and related sanctions, we have terminated certain relationships with customers in Russia. Some of the businesses of our customers in the impacted regions have also experienced disruptions that have affected their ability to pay for our services. See “Risk Factors–Risks Related to Our Business and Industry–Our operations are international in scope, and we plan further geographical expansion, creating a variety of operational challenges.”

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

	As of September 30,
	2024	2023	YoY Growth
	(dollar values in millions)
Annual Recurring Revenue	$298	$273	9%
Dollar-Based Net Retention Rate (TTM)	97%	105%
Paying Customers	3,486	2,471	41%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
Gross Profit	$56,473	$53,346	$164,023	$151,223
Non-GAAP Gross Profit	$58,032	$55,566	$168,936	$157,614

Gross Margin	75%	76%	74%	74%
Non-GAAP Gross Margin	77%	79%	76%	77%

Loss from Operations	$(20,013)	$(20,923)	$(71,878)	$(80,983)
Non-GAAP Income (Loss) from Operations	$1,567	$2,844	$(4,243)	$(5,810)

Loss from Operations Margin	(27)%	(30)%	(33)%	(40)%
Non-GAAP Income (Loss) from Operations Margin	2%	4%	(2)%	(3)%

Net Cash Provided by (Used in) Operating Activities	$6,170	$7,964	$15,350	$23,309
Free Cash Flow	$4,498	$7,488	$10,201	$20,965

Net Cash Provided by (Used in) Operating Activities Margin	8%	11%	7%	11%
Free Cash Flow Margin	6%	11%	5%	10%

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

The following tables reconcile the most directly comparable U.S. GAAP financial measure to each of these non-GAAP financial measures.

Non-GAAP Gross Profit and Gross Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
Gross profit	$56,473	$53,346	$164,023	$151,223
Add:
Stock-based compensation expense(1)	$1,559	$1,947	$4,581	$5,426
Acquired intangible assets amortization	$—	$273	$332	$965
Non-GAAP Gross Profit	$58,032	$55,566	$168,936	$157,614
Non-GAAP Gross Margin	77%	79%	76%	77%

(1)
Stock-based compensation expense-related charges include employer payroll tax-related expenses on employee stock transactions.

Non-GAAP Income (Loss) From Operations and Income (Loss) From Operations Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
Loss from operations	$(20,013)	$(20,923)	$(71,878)	$(80,983)
Add:
Stock-based compensation expense(1)	$21,536	$23,450	$67,172	$65,883
Acquired intangible assets amortization	$44	$317	$463	$1,096
Restructuring and other related charges	$—	$—	$—	$8,194
Non-GAAP Income (Loss) from Operations	$1,567	$2,844	$(4,243)	$(5,810)
Non-GAAP Income (Loss) from Operations Margin	2%	4%	(2)%	(3)%

(1)
Stock-based compensation expense-related charges include employer payroll tax-related expenses on employee stock transactions, but exclude stock-based compensation costs included in Restructuring and other related charges.

Free Cash Flow and Free Cash Flow Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
Net cash provided by (used in) investing activities	$32,078	$(476)	$67,749	$(2,344)
Net cash provided by (used in) financing activities	(3,136)	(3,323)	(14,133)	(924)
Net cash provided by (used in) operating activities	6,170	7,964	15,350	23,309
Less:
Purchase of property and equipment	$(16)	$—	$(979)	$(995)
Capitalization of internal-use software costs	$(1,656)	$(476)	$(4,170)	$(1,349)
Free Cash Flow	$4,498	$7,488	$10,201	$20,965
Free Cash Flow Margin	6%	11%	5%	10%

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

Gross Profit and Gross Margin

Gross profit, or revenue less cost of revenue, and gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by various factors, including the timing of our acquisition of new customers, renewals of, and follow-on sales to existing customers, costs associated with operating our platform, and the extent to which we expand our operations and customer support organizations. In the long term, we expect our gross profit to increase in dollar amount and our gross margin to improve as we optimize our system performance and leverage ingested data for new products though the gross margin percentage may fluctuate from quarter to quarter due to potential reinvestments into the business. The extent and timing of such investments may vary.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Revenue	$75,217	$70,637	$221,141	$204,881
Cost of revenue(1)	18,744	17,291	57,118	53,658
Gross profit	56,473	53,346	164,023	151,223
Operating expenses:
Research and development(1)	19,037	21,797	63,135	67,940
Sales and marketing(1)	40,863	38,475	125,824	115,934
General and administrative(1)	16,586	13,997	46,942	40,138
Restructuring and other related charges(1)	—	—	—	8,194
Total operating expenses	76,486	74,269	235,901	232,206
Loss from operations	(20,013)	(20,923)	(71,878)	(80,983)
Other income (expense), net	3,901	3,444	11,522	9,889
Loss before provision for (benefit from) income taxes	(16,112)	(17,479)	(60,356)	(71,094)
Provision for (benefit from) income taxes	742	268	1,373	726
Net loss	$(16,854)	$(17,747)	$(61,729)	$(71,820)

(1)
Amounts include stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue	$1,559	$1,947	$4,581	$5,426
Research and development	6,994	9,285	24,105	27,173
Sales and marketing	8,333	7,843	23,851	21,677
General and administrative	4,226	4,010	12,377	9,876
Restructuring and other related charges	—	—	—	853
Total stock-based compensation expense	$21,112	$23,085	$64,914	$65,005

The following table sets forth the components of our condensed consolidated statements of operations and comprehensive loss data, for each of the periods presented, as a percentage of revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	100%	100%	100%	100%
Cost of revenue	25%	24%	26%	26%
Gross margin	75%	76%	74%	74%
Operating expenses:
Research and development	25%	31%	29%	33%
Sales and marketing	54%	54%	57%	57%
General and administrative	22%	20%	21%	20%
Restructuring and other related charges	*	*	*	4%
Total operating expenses	102%	105%	107%	113%
Loss from operations	(27)%	(30)%	(33)%	(40)%
Other income (expense), net	5%	5%	5%	5%
Loss before provision for (benefit from) income taxes	(21)%	(25)%	(27)%	(35)%
Provision for (benefit from) income taxes	1%	*	1%	*
Net loss	(22)%	(25)%	(28)%	(35)%

* Less than 1%

Note: Certain figures may not sum due to rounding

Comparison of Three Months Ended September 30, 2024 to Three Months Ended September 30, 2023

Revenue

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Revenue	$75,217	$70,637	$4,580	6%

Revenue increased $4.6 million, or 6%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase in revenue was primarily due to growth of our paying customer base by 41%, partially offset by partial and full churn among existing customers which marginally outpaced our expansion of existing customers as reflected by our NRR (TTM) of 97% as of September 30, 2024.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$18,744	$17,291	$1,453	8%
Gross margin	75%	76%	N/A	N/A

Cost of revenue increased $1.5 million, or 8%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily due to an increase of $0.7 million in third-party hosting costs as we increased capacity to support paying customer usage and growth of our paying customer base and $1.0 million in personnel and related expenses, including an increase in allocated overhead costs.

Operating Expenses

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Research and development	$19,037	$21,797	$(2,760)	(13)%
Sales and marketing	40,863	38,475	2,388	6%
General and administrative	16,586	13,997	2,589	18%
Total operating expenses	$76,486	$74,269	$2,217	3%

Research and Development

Research and development expenses decreased $2.8 million, or 13%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This decrease was primarily due to a higher percentage of personnel being dedicated to new application development which are capitalized as internal use software costs in the period.

Sales and Marketing

Sales and marketing expenses increased $2.4 million, or 6%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily due to an increase of $2.2 million in personnel and related expenses, including an increase in allocated overhead costs and an increase of $0.5 million in stock-based compensation expenses and related payroll taxes.

General and Administrative

General and administrative expenses increased $2.6 million, or 18%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily attributable to an increase of $1.6 million in personnel and related expenses, including an increase in allocated overhead costs.

Other Income (Expense), Net

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Other income (expense), net	$3,901	$3,444	$457	13%

Other income (expense), net increased $0.5 million, or 13%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily due to higher interest income of $0.4 million due to a higher combined yield on investments and cash equivalents in the three months ended September 30, 2024.

Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$742	$268	$474	*

* Not meaningful

Provision for (benefit from) income taxes increased $0.5 million, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to increased foreign taxes during the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Comparison of Nine Months Ended September 30, 2024 to Nine Months Ended September 30, 2023

Revenue

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Revenue	$221,141	$204,881	$16,260	8%

Revenue increased $16.3 million, or 8%, during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase in revenue was primarily due to growth of our paying customer base of 41%, partially offset by partial and full churn among existing customers which marginally outpaced our expansion of existing customers as reflected by our NRR (TTM) of 97% as of September 30, 2024.

Cost of Revenue and Gross Margin

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$57,118	$53,658	$3,460	6%
Gross margin	74%	74%	N/A	N/A

Cost of revenue increased $3.5 million, or 6%, during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily due to an increase of $2.9 million in third-party hosting costs as we increased capacity to support paying customer usage and the growth of our paying customer base.

Operating Expenses

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Research and development	$63,135	$67,940	$(4,805)	(7)%
Sales and marketing	125,824	115,934	9,890	9%
General and administrative	46,942	40,138	6,804	17%
Restructuring and other related charges	—	8,194	(8,194)	*
Total operating expenses	$235,901	$232,206	$3,695	2%

__________

* Not meaningful

Research and Development

Research and development expenses decreased $4.8 million, or 7%, during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This decrease was primarily due to a higher percentage of personnel being dedicated to new application development which are capitalized as internal use software costs in the period.

Sales and Marketing

Sales and marketing expenses increased $9.9 million, or 9%, during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily due to an increase of $5.7 million in personnel and related expenses, including an increase in allocated overhead costs and an increase of $2.3 million in stock-based compensation expenses and related payroll taxes. The increase was also attributable to an increase of $1.7 million in commissions and variable compensation related to an increase in the amortization of capitalized commissions in the period compared to the same period in the prior year and amounts earned in the year.

General and Administrative

General and administrative expenses increased $6.8 million, or 17%, during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily attributable to an increase of $3.2 million in personnel and related expenses, including an increase in allocated overhead costs and an increase of $2.6 million in stock-based compensation expenses and related payroll taxes.

Restructuring and Other Related Charges

Restructuring and other related charges related to employee transition, severance payments, employee benefits, and stock-based compensation were $8.2 million during the nine months ended September 30, 2023, with no costs incurred in the nine months ended September 30, 2024.

Other Income (Expense), Net

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Other income (expense), net	$11,522	$9,889	1,633	17%

Other income (expense), net increased $1.6 million, or 17%, during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily due to higher interest income of $1.6 million due to a higher combined yield on investments and cash equivalents in the nine months ended September 30, 2024 .

Provision for (Benefit from) Income Taxes

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$1,373	$726	$647	89%

Provision for (benefit from) income taxes increased $0.6 million, or 89%, during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to increased foreign taxes during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Liquidity and Capital Resources

Since inception, we have financed operations primarily through the net proceeds we have received from the sales of our preferred stock and common stock as well as cash generated from the sale of subscriptions to our platform. We have generated losses from our operations as reflected in our accumulated deficit of $425.3 million as of September 30, 2024. We generated positive cash flows from operating activities for the nine months ended September 30, 2024 and for the year ended December 31, 2023; however, we have historically generated negative cash flows from operating activities. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support our platform, including growth in our customer base and customer usage, increased research and development expenses to support the growth of our business and related infrastructure, and increased general and administrative expenses to support being a publicly-traded company.

As of September 30, 2024, our principal sources of liquidity were cash and cash equivalents of $317.4 million and restricted cash of $0.9 million. We also had $2.5 million in marketable securities that provide additional capital resources. Additionally, a substantial source of our cash provided by operating activities is our deferred revenue, which is included on our condensed consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the term of the subscription agreement. As of September 30, 2024, we had $114.9 million of deferred revenue, all of which was recorded as a current liability. This deferred revenue will be recognized as revenue when or as the related performance obligations are met.

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

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$15,350	$23,309
Net cash provided by (used in) investing activities	$67,749	$(2,344)
Net cash provided by (used in) financing activities	$(14,133)	$(924)

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

Net cash provided by operating activities of $15.3 million for the nine months ended September 30, 2024 reflects our net loss of $61.7 million, adjusted by non-cash items such as stock-based compensation expense of $64.9 million, depreciation and amortization of $4.1 million, and non-cash operating lease costs of $2.9 million as well as net cash provided by changes in our operating assets and liabilities of $5.1 million. The net cash provided by changes in operating assets and liabilities primarily consisted of collections outpacing revenue recognized as evidenced through the net increase in cash of $11.6 million from changes in accounts receivable and deferred revenue. These changes were primarily offset by $2.2 million driven by additional payments related to deferred commissions during the period.

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

Investing Activities

Net cash provided by investing activities of $67.7 million for the nine months ended September 30, 2024 consisted of $91.3 million of cash received from the maturities of marketable securities, offset by $18.4 million of purchases of marketable securities, $4.2 million in capitalized internal-use software development costs, and $1.0 million in purchases of property and equipment.

Net cash used in investing activities of $2.3 million for the nine months ended September 30, 2023 consisted of $1.3 million in capitalized internal-use software development costs and $1.0 million in purchases of property and equipment.

Financing Activities

Net cash used in financing activities of $14.1 million for the nine months ended September 30, 2024 consisted of $19.7 million in net tax remittance on equity awards related to the vesting of RSU awards under a withhold-to-cover method, partially offset by $5.6 million in proceeds from the exercise of stock options.

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

Remaining Performance Obligations

Remaining performance obligations (“RPO”) as of September 30, 2024 and 2023, including the expected timing of recognition is as follows:

	As of September 30,
	2024	2023	% Change
	(in thousands, except percentages)
Less than or equal to 12 months	$211,084	$186,765	13%
Greater than 12 months	75,525	50,815	49%
Total remaining performance obligations	$286,609	$237,580	21%

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

Contractual Obligations and Commitments

During the nine months ended September 30, 2024, there were no material changes in our contractual obligations and other commitments outside of those disclosed in the 2023 Form 10-K. For further information on our commitments and contingencies, refer to Note 9 in the consolidated financial statements contained within the 2023 Form 10-K.

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

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. There have been no changes to our critical accounting policies and estimates, during the nine months ended September 30, 2024 as compared to those disclosed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2023 Form 10-K.

Recent Accounting Pronouncements

See Note 1 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds and U.S. government securities. As of September 30, 2024, we had cash and cash equivalents of $317.4 million and marketable securities of $2.5 million. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and fair value of our investments. However, an immediate 10% increase or decrease in interest rates would not have a material effect on the fair value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Our revenue was $276.3 million for the fiscal year ended December 31, 2023 and $221.1 million and $204.9 million for the nine months ended September 30, 2024 and 2023, respectively. However, you should not rely on our historical revenue growth as an indication of our future performance.

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

We have experienced net losses in each period since inception. We generated net losses of $90.4 million for the fiscal year ended December 31, 2023 and $61.7 million and $71.8 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $425.3 million. We expect our costs and expenses to increase in future periods. In particular, we intend to continue to invest significant resources in:

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

Any of these and other factors, or the cumulative effect of some of these factors, may cause our results of operations to vary significantly. To the extent our results of operations fall below the expectations of investors and securities analysts who follow our stock, trading price of our Class A common stock could decline substantially, and we could face costly lawsuits, including securities class action litigation. For example, we are currently defending against a securities class action lawsuit (“Securities Class Action”) and a shareholder derivative lawsuit (“Derivative Action”), which were filed in the United States District Court for the Northern District of California. The Securities Class Action names the Company, our Chief Executive Officer, and our former Chief Financial Officer as defendants, and is purportedly brought on behalf of all those who purchased or acquired our Class A common stock between September 21, 2021 and February 16, 2022. The complaint alleges claims under Sections 10(b) and 20(a) of the Exchange Act based on allegedly false or misleading statements related to our business and financial outlook. The Derivative Action, purportedly brought on behalf of the Company, names our Chief Executive Officer, our former Chief Financial Officer, and the current and former members of our board of directors as defendants. It has not yet been served on the defendants, but alleges claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, abuse of control, gross mismanagement, and contribution for alleged wrongdoing by the Company’s directors and officers from September 21, 2021 through February 16, 2022. Both lawsuits seek unspecified damages and other relief. We are also currently defending against two privacy class actions and a third privacy action. See “Legal Matters” in Note 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information. We have incurred and will continue to incur significant legal costs in connection with the defense of these lawsuits and management will be required to devote significant time in managing the defense of the actions.

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

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers or potential customers. Our ability to grow our revenue and the profitability of our business depends, in part, on demand for software applications generally. Historically, during economic downturns there have been reductions in spending on software applications and services generally, as well as pressure for extended billing terms and other financial concessions. To the extent that economic conditions deteriorate in the United States or abroad, including as a result of inflationary pressures and the responses by central banking authorities to control such inflation, rising interest rates, debt and equity market fluctuations, bank failures, diminished liquidity and credit availability, increased unemployment rates, decreased investor and consumer confidence, political turmoil, supply chain challenges, natural catastrophes and the effects of climate change, regional and global conflicts, and terrorist attacks on the United States, Europe, the Middle East, the Asia-Pacific region, or elsewhere, our customers and prospective customers may go out of business or elect to decrease their budgets, which would limit our ability to grow our business and materially adversely affect our financial condition and results of operations. For example, high levels of inflation and rising interest rates, as recently experienced in the United States, may impact businesses across many industries, including ours, by increasing the costs of labor, employee healthcare, components, and freight and shipping, which may further constrain our customers’ or prospective customers’ budgets. To the extent there is a sustained general economic downturn and our Digital Analytics Platform is perceived by customers or potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in spending on software applications. In addition, our competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers or prospective customers, and they may be less dependent on key industry events to generate sales for their products. Further, macroeconomic uncertainty may result in an increased pace of consolidation in certain industries. If this were to occur, such consolidation may result in reduced overall spending on our services, particularly if our customers are acquired by organizations that do not use our services. In connection with unfavorable macroeconomic conditions and the related impact on our customers, in April 2023, we authorized a restructuring plan that reduced our global workforce by approximately 13%. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, financial condition, and results of operations could be materially adversely affected.

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

We have experienced, and may continue to experience, rapid growth in our business and operations, which has placed, and may continue to place, significant demands on our management and operational and financial resources. Recent unfavorable conditions in the macroeconomic environment have constrained growth in the economy generally, and in the software industry in particular, and many of our customers have consequently experienced a downturn in their business outlook. As a result of these factors, in April 2023, we approved a restructuring plan that reduced our global workforce to improve operational efficiencies and reduce operating cost. If economic conditions improve, we intend to continue to invest to expand our business, personnel, and operations, which may cause our margins to decline, and any investments we make will occur in advance of experiencing the benefits from such investments, making it difficult to determine in a timely manner if we are efficiently allocating our resources. As usage of our Digital Analytics Platform grows, we will need to devote additional resources to improving our platform’s features and functionality, developing or acquiring new products, and maintaining infrastructure performance. Even if we are able to upgrade our systems and expand our personnel, any such expansion will be expensive and complex, requiring management’s time and attention. We could also face inefficiencies or operational failures as a result of our efforts to scale our infrastructure. Moreover, there are inherent risks associated with upgrading, improving, and expanding our information technology systems. We cannot be sure that the expansion and improvements to our infrastructure and systems will be fully or effectively implemented on a timely basis, if at all. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support, to serve our growing customer base, particularly as our customer demographics change over time. Managing these changes will require significant expenditures and allocation of valuable management resources. If we fail to successfully manage our anticipated growth and changes to our business, the quality of our products may suffer, which could negatively affect our brand and reputation and harm our ability to attract new customers and retain existing customers. As we continue to grow, we may need to implement more complex organizational management structures or adapt our corporate culture and work environments to changing circumstances, which could have an adverse impact on our corporate culture. Any failure to preserve our culture could harm our business, including our ability to retain and recruit personnel, innovate and operate effectively, and execute on our business strategy.

Public health crises, such as pandemics or similar outbreaks, have had, and could in the future have, an adverse impact on our business and operations, and the markets and communities in which we, our partners, and customers operate, and the impact of any public health crisis is difficult to assess or predict.

Our business and operations, and the businesses and operations of our partners and customers, have been, and could in the future be, adversely impacted by public health crises. For example, public health measures implemented to control COVID-19’s spread and severity substantially curtailed the movement of people, goods, and services worldwide, including in regions where we and our partners and customers operate, and significantly impacted economic activity and financial markets. While we have developed, and continue to develop, strategies to help mitigate the negative effects of potential public health crises on our business and operations, such efforts may prove to be insufficient. The duration and extent of the impact of any public health crises cannot be accurately assessed or predicted at this time, and could adversely impact our business, financial condition, and results of operations.

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

For the year ended December 31, 2023 and the nine months ended September 30, 2024 and 2023, 39%, 40% and 39% of our revenue was generated outside the United States, respectively. A component of our growth strategy involves the further expansion of our operations and customer base internationally, which will require significant dedication of management attention and financial resources. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. Our sales organization outside the United States is substantially smaller than our sales organization in the United States, and, to date, only a very small portion of our sales has been driven by resellers or other channel partners. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity and limited channel partners, we may be unable to effectively grow in international markets.

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

We are continuing to monitor the situation in Ukraine and assessing its impact on our business, including our business partners and customers. Such circumstances, combined with sanctions have resulted in disruptions to our customers businesses in the impacted regions, including, at times, their ability to pay for our services. As such, we may experience a reduction in revenue from customers in the impacted regions as long as these circumstances continue.

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

Although we have released our Amplitude CDP, Amplitude Experiment, Amplitude Session Replay, and Warehouse Native Amplitude products, we currently derive, and expect to continue for some time to derive, substantially all of our revenue from our Amplitude Analytics product. As such, the continued growth in demand for, and market acceptance, of Amplitude Analytics is critical to our success. Demand for Amplitude Analytics and our other products and platform functionality is affected by a number of factors, many of which are beyond our control, such as continued market acceptance of our products by customers for existing and new use cases, the timing of development and release of new products, features, and functionality that are lower-cost alternatives introduced by us or our competitors, technological changes, and developments within the markets we serve, and growth or contraction in our addressable markets. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our products, particularly our Amplitude Analytics product, our business, financial condition, and results of operations could be materially adversely affected.

We invest significantly in research and development, and to the extent our research and development investments do not translate into new products or material enhancements to our current products, or if we do not use those investments efficiently, our business, financial condition, and results of operations would be materially adversely affected.

For the year ended December 31, 2023 and the nine months ended September 30, 2024 and 2023, our research and development expenses were 33%, 29%, and 33% of our revenue, respectively. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our business may be harmed. Moreover, research and development projects can be technically challenging and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling products and generate revenue, if any, from such investment. Additionally, anticipated customer demand for a product or service we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such product or service. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of products that are competitive in our current or future markets, our business, financial condition, and results of operations would be materially adversely affected.

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

It is possible that new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI Technologies for our business, or require us to change the way we use AI Technologies in a manner that negatively affects the performance of our products, services, and business and the way in which we use AI Technologies. We may need to expend resources to adjust our products or services in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI Technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition, and results of operations.

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
•
bans on the provision of certain professional services, including accounting, trust and corporate formation, auditing, and management consulting services, and information technology and software services, among others; and
•
bans on the provision of services related to the worldwide maritime transportation of seaborne Russian oil, if purchased above a specific price cap.

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

On June 12, 2024, the U.S. Department of the Treasury’s Office of Foreign Assets Control issued, pursuant to Executive Order 14071 and 31 CFR § 587.802, a determination—“Prohibition on Certain Information Technology and Software Services”—that restricts the provision of certain IT and software-related services to Russia. The determination prohibits U.S. persons, wherever located, from exporting, reexporting, selling, or supplying IT support and cloud-based services for enterprise management software and design and manufacturing software to persons located in Russia. Although it is not clear that Amplitude’s software and services are captured by this determination, out of an abundance of caution, we ceased providing our software or IT support or cloud-based services to persons located in Russia on September 12, 2024, when the determination took effect. As a result, we have experienced a decrease in revenue since September 12, 2024 as well as additional bad debts due to changes in our ability to collect open receivables from customers that have had service disruptions caused by this determination.

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

The data protection landscape is also rapidly growing and evolving in the United States. As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act (collectively, the “CCPA”), requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information, (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information, and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Additional compliance investment and potential business process changes may be required. Similar laws have been passed in other states and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws may have potentially conflicting requirements that would make compliance challenging.

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
•
other events or factors, including those resulting from war or armed conflicts (including those in Ukraine and the Middle East), incidents of terrorism, pandemics, elections, or responses to these events; and
•
whether investors or securities analysts view our stock structure unfavorably, particularly our dual class structure and the concentrated voting control of our executive officers, directors, and their affiliates.

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

In addition, we have filed registration statements to register all shares subject to options and restricted stock units (“RSU”) outstanding or reserved for future issuance under our equity compensation plans. As of September 30, 2024, we had options outstanding that, if fully exercised, would result in the issuance of 11,746,402 shares of Class A common stock, as well as 12,958,603 shares of Class A common stock subject to RSUs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 15, 2024, we entered into an agreement to acquire all the capital stock of Foobar, Inc. (the “Acquiree”), pursuant to which we issued 2,219,029 shares (the “Acquisition Shares”) of our common stock to certain equityholders of Acquiree representing a portion of the consideration for such acquisition. We issued the Acquisition Shares in reliance on an exemption from registration provided for under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder. We relied on this exemption from registration based in part on the representations made by the equityholders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Severance Plan

On November 5, 2024, the Compensation Committee of the Company’s board of directors adopted the Amplitude, Inc. Executive Severance Plan (the “Severance Plan”), covering eligible executives (each a “Participant”). The Severance Plan supersedes and replaces in its entirety the severance benefits that each named executive officer is eligible to receive under their current employment agreement, and each named executive officer delivered a signed participation agreement agreeing to the waiver of any severance benefits under their existing employment agreements.

Pursuant to the Severance Plan, if a Participant’s employment with the Company is terminated without Cause or the Participant resigns for Good Reason (as each is defined in the Severance Plan), the Participant will be entitled to receive: (i) a cash payment equal to six months base salary and any prorated bonus earned through to the termination and (ii) payment or reimbursement of the cost of continued healthcare coverage for up to six months. In lieu of the foregoing benefits, if the Participant’s employment with the Company is terminated without Cause or the Participant resigns for Good Reason during the period commencing three months prior to, and ending 12 months following, the closing of a Change in Control (as defined in the Amplitude, Inc. 2021 Incentive Award Plan), the Participant will be entitled to receive: (i) a cash payment equal to 12 months base salary plus 100% of the Participant’s target annual bonus, (ii) payment or reimbursement of the cost of continued healthcare coverage for up to 12 months, and (iii) full accelerated vesting of any of the Participant’s unvested equity awards (except for any performance awards, which shall be governed by the terms of the applicable award agreement).

The foregoing description is only a summary and is qualified in its entirety by reference to the full text of the Severance Plan, a copy of which is filed as Exhibit 10.2 to this Form 10-Q and incorporated herein by reference.

Employment Agreement

On November 5, 2024, the Compensation Committee of the Company’s board of directors adopted the Amplitude, Inc. Employment Agreement (the “Employment Agreement”). The Employment Agreement is substantially similar to the previously filed form employment agreement for each of the Company’s named executive officers, except that such employment agreement no longer provides for the provision of severance benefits and instead any new executive officer who enters into the Employment Agreement will be an eligible participant under the Severance Plan. The foregoing description is only a summary and is qualified in its entirety by reference to the full text of the form of Employment Agreement, a copy of which is filed as Exhibit 10.3 to this Form 10-Q and incorporated herein by reference.

Trading Arrangements of Section 16 Reporting Persons

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant.	8-K	001-40817	3.1	6/12/2024
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-40817	3.2	9/21/2021
4.1	Specimen Stock Certificate evidencing the shares of Class A Common Stock.	S-1	333-259168	4.2	8/30/2021
4.2	Specimen Stock Certificate evidencing the shares of Class B Common Stock.	S-8	333-259698	4.4	9/21/2021
4.3	Amended and Restated Investors’ Rights Agreement, dated as of May 28, 2021, as amended, by and among the Registrant and certain of its stockholders.	S-1	333-259168	4.3	8/30/2021
10.1#	Amended Non-Employee Director Compensation Program					X
10.2#	Executive Severance Plan					X
10.3#	Form of Employment Agreement between the Registrant and each of its executive officers					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

Amplitude, Inc.

Date: November 7, 2024	By:	/s/ Spenser Skates
Spenser Skates
Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Andrew Casey
Andrew Casey
Chief Financial Officer (Principal Financial and Accounting Officer)