Form 10-K
period 2024-12-31
Amplitude, Inc.
filed 2025-02-20
CIK 1866692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of Class A common stock on the Nasdaq Capital Market on June 30, 2024, was approximately $767.1 million.

As of February 13, 2025, there were 96,317,761 shares of the registrant's Class A common stock and 33,093,043 shares of the registrant's Class B common stock, each with a $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2025 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2024, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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
•
the effects of public health crises and other global events, such as the war in Ukraine and the conflicts in the Middle East, on our business and the global economy generally;
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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, we cannot guarantee that the future results, levels of activity, performance, events, and circumstances reflected in the forward-looking statements will be achieved or occur at all. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors discussed in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K as well as other documents that may be filed by us from time to time with the Securities and Exchange Commission. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

SUMMARY OF RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. The following is a summary of principal risks and uncertainties that could materially adversely affect our business, financial condition, and results of operations. This summary should be read in conjunction with the “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks and uncertainties facing our business.

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

PART I

Item 1. Business.

Overview

Founded in 2012, Amplitude is driving the evolution of digital analytics as part of our mission to help companies build better products and digital experiences.

We believe we were the first company to recognize that traditional analytics tools were built for websites and marketing campaigns, not for understanding how people engage with digital products. That’s why we believe we have built the industry’s first Digital Analytics Platform designed specifically to analyze behavioral data and provide real-time, actionable insights that drive business outcomes.

Today, our platform goes far beyond standalone analytics. It unifies Analytics, Session Replay, Experimentation, Audience Activation, and Guides and Surveys, allowing teams to seamlessly move from data to insights to actions—all in one place.

The platform is more than a collection of independent products. They all work better together, creating a powerful feedback loop where each component enhances the others. This integrated approach helps businesses to not just track and measure user behavior, but actively improve engagement, retention, and monetization.

As digital transformation continues to accelerate, the market opportunity ahead remains massive. Companies face increasing challenges in understanding their users, making data-driven decisions, and delivering personalized, high-impact experiences. Businesses are shifting from traditional acquisition-focused marketing to product-led growth ("PLG") strategies, and also understanding their existing customers is more important than ever.

This shift has brought digital analytics to the fore as a key component of the modern data stack, integrating product, marketing, and experience analytics into a single, holistic category. As a first mover in this space, we believe Amplitude is well-positioned to lead the category as it grows.

We generate revenue primarily through subscription-based pricing, offering flexible plans that scale with our customers. We reach customers through a combination of direct sales, solution partners, and product-led growth, ensuring that businesses of all sizes can adopt and expand their use of Amplitude.

As of December 31, 2024, we had 3,875 paying customers, including 27 of the Fortune 100, demonstrating both strong adoption and the significant opportunity that remains. Our land-and-expand model enables us to grow alongside our customers, increasing usage across teams, use cases, and digital properties.

With a trusted, scalable, and deeply integrated platform, Amplitude is redefining how companies leverage data to drive customer engagement, business growth, and digital innovation—cementing our position as the leader in digital analytics.

Industry Trends

Amplitude was founded in 2012 to help companies build better products and digital experiences. The founders had seen first hand how important it was to make data-driven decisions in product development—but also how difficult it was to get that right.

The problem was the dearth of tools that could provide actionable data and insights into how users interacted with digital products. At the time, traditional analytics tools were designed for surface-level metrics like web traffic and marketing performance—but fell short in understanding and being able to act on user behavior within digital products or websites.

This gap inspired Amplitude to create a Digital Analytics Platform purpose-built to analyze complex user behaviors and enable product teams to take action and make better decisions based on that data. The platform was designed to provide high-quality data, share real-time insights, facilitate faster experimentation and engage users with personalized experiences.

Fast forward to today, it’s clear that digital products are not optional—they are central to business survival. The proliferation of mobile and cloud technologies has lowered barriers to entry, enabling new players to disrupt established markets.

As a result, we are seeing the convergence of product, web and marketing, and digital experience analytics into what both Gartner and Forrester call the ‘digital analytics’ category—itself a pivotal element of modern data platforms as businesses centralize and streamline their data stacks.

At the same time, the digital economy continues to grow exponentially, broadening the competitive focus from acquiring new customers to retaining and engaging existing ones. Companies are increasingly turning to innovative digital strategies to navigate this landscape, with data-driven insights becoming essential to maintaining relevance and driving growth.

The Convergence of Marketing and Product

The lines between product and marketing goals and objectives are blurring as businesses shift toward a product-led growth model. Traditionally, these teams operated separately—marketing focused on driving awareness and acquisition, while product teams worked on improving in-app experiences. Today, success is measured by shared goals like user engagement, retention, and lifetime value—bringing these teams closer together than ever before.

At the same time, privacy regulations and restrictions on third-party data are making it harder for companies to rely on traditional advertising and external targeting. This has forced a shift towards first-party data strategies and retention-driven approaches—where a deep understanding of existing users is more important than ever.

These overall shifts in the landscape demand analytics solutions that provide a company with a single, trusted source of truth about how users interact with their products. Amplitude helps bridge the goals of product and marketing by providing real-time, actionable insights that enable teams to collaborate, experiment, and optimize user experiences, campaigns and products.

Reinventing Digital Product Development

The approach to building digital products is also undergoing a profound transformation. Intuition is being replaced by data-driven strategies that leverage in-product behavioral data to inform decisions. We are seeing modern digital product teams increasingly embrace a customer-centric data-driven approach that:

1.
Harnesses Behavioral Data: The increasing time consumers spend with digital products has resulted in an explosion of rich behavioral data, enabling businesses to analyze user actions at unprecedented levels of detail.
2.
Delivers Personalization at Scale: As consumer expectations for tailored experiences rise, we are seeing a gradual increase in companies using product data and AI to create adaptive and personalized user-centric solutions.
3.
Democratizes Data Access: Centralized data teams traditionally controlled analytics, creating bottlenecks and reducing agility. By enabling access to insights across functions—product management, marketing, engineering, and beyond—companies can foster faster, collaborative decision-making processes.

Digital Analytics: The Engine of Transformation

As digital transformation progresses, analytics has become indispensable for understanding and optimizing digital investments.

By uncovering bottlenecks in user journeys and identifying features that resonate, organizations can iterate more effectively, improving both product innovation and customer satisfaction. We believe those that embrace digital analytics as part of their transformation strategies will gain competitive advantages, which will help them to adapt to market shifts and increase the value of their digital investments.

That said, despite significant investments in analytics tools, traditional systems often struggle to specifically address product data. Key challenges include:

1.
Complexity of Digital Products: Unlike simpler, linear marketing funnels, user journeys within digital products involve thousands of unique events and interactions.
2.
Massive Scale: The combination of high user volumes and engagement rates generates vast datasets, creating challenges for real-time analysis and actionable insights.
3.
Fragmented Ecosystems: Legacy systems—ranging from web analytics to sentiment-based tools—struggle to meet the demands of modern digital products. These solutions often lack the flexibility, depth, and real-time capabilities needed to analyze behavioral data holistically and effectively.

Against this backdrop, we believe the evolution of the digital analytics market will be driven by several trends:

•
Continued Proliferation of Data Silos: Data will continue to be siloed and fragmented across organizations, making it difficult for teams to parse through and understand it all. This will drive the need for solutions that can aggregate and unify this data—giving teams a clear understanding and a single source of truth.
•
Increased Consolidation and Centralization: Businesses are consolidating analytics and adjacent functions—such as session replay, digital adoption, activation, and experimentation tools—into unified ecosystems.
•
AI and Automation: Advances in generative and agentic AI and machine learning are enabling more sophisticated personalization and accelerated workflows, helping companies anticipate user needs and deliver just-in-time experiences.
•
Rising Demand for Agility: Organizations are prioritizing tools that empower cross-functional teams to access and act on insights in real-time, fostering a culture of continuous improvement and innovation.

•
Product-Led Growth ("PLG"): Businesses are increasingly shifting towards a PLG strategy, where product adoption and customer expansion are driven by seamless, self-serve experiences. By allowing users to experience value early and independently, we believe PLG will help accelerate acquisition, reduce friction in onboarding, and drive organic growth.

By integrating behavioral data, personalization, and democratized insights, Digital Analytics Platforms are redefining how organizations understand and engage their users. As businesses continue to invest in digital transformation, analytics will play an increasingly critical role in shaping strategies and delivering growth. We believe Amplitude’s focus on in-product behavioral data and real-time capabilities makes us well-positioned to lead this evolution.

Our Platform

Our vision is to live in a world where technology never leaves you frustrated. If we're successful, technology will work exactly as it is supposed to. It will feel like it is designed just for you. That's a tall order. It almost feels unachievable. But that's the point.

On a day-to-day basis that means our mission is to help companies build better products and digital experiences. To make that possible, we believe we have built the industry’s first unified Digital Analytics Platform—a deeply integrated system where each product builds off of the next.

Our platform brings together Analytics, Session Replay, Feature Experimentation, Web Experimentation, Audience Activation, and Guides & Surveys. It is fully self-service, and is designed to enable and activate everyone in an organization to own and drive growth.

The platform works in concert to help organizations understand what features and experiences users love, where they’re getting stuck, and what keeps them coming back. And we get to the heart of what users are thinking and doing and why. This provides teams with the tools they need to improve experiences and grow their business.

Behind the power of our platform is our bespoke Behavioral Graph—one of the largest repositories of user behavior data in the world. Purpose-built for complex, interactive behavioral queries, the Graph scales to look at every individual action taken in a digital product or experience, and identifies combinations of actions that lead to a desired outcome. It then processes that data to help teams understand what actions to take to improve experiences.

The Amplitude Digital Analytics Platform delivers:

•
Trusted Data: Amplitude streamlines data management, helps ensure data privacy, security, accuracy, and quality, and governs access to ensure that teams have access to data they trust.
•
Clearer Insights: Amplitude gets to the heart of what is driving behavior—the analysis that matters, not just surface-level metrics. Whether it’s a product manager or seasoned analyst, we lead them to ask the right questions, answer them in the moment, and help them understand what customers are doing—so they can choose what to do next.
•
Faster Actions: Amplitude creates the collaboration critical to efficient growth. We unite product, marketing, data, and engineering teams around a shared understanding of the customer journey so they can uncover insights, target cohorts, build experiments, launch guides, and survey users—all from a single platform.

Our platform is comprised of several primary offerings, all of which complement each other and work better together:

•
Amplitude Analytics: As mentioned, Amplitude Analytics is the cornerstone of the platform and provides real-time insights into user behavior. It combines advanced quantitative metrics with qualitative tools like funnel analysis and cohort tracking to help businesses understand what’s driving engagement, conversion, and retention.
•
Amplitude Session Replay: A critical tool for understanding user behavior, Amplitude Session Replay complements Amplitude Analytics and offers a qualitative perspective by reconstructing user journeys. Teams can see exactly how users interact with products, identify friction points, and develop targeted solutions. They then use these insights to get a better understanding of why users are doing what they are doing.
•
Amplitude Feature Experimentation: By leveraging behavioral data and Amplitude's powerful cohort capabilities, Amplitude Feature Experimentation enables product, data, and engineering teams to build world-class experiments. Enterprise-ready feature management is built in, so teams can build faster, test impact, and ship new features with confidence.
•
Amplitude Web Experimentation: This product makes it easy for product managers, marketers, and growth leaders to A/B test and personalize web experiences. With visual editing and point-and-click interaction, Amplitude Web Experimentation reduces the need for engineering support and accelerates testing.
•
Amplitude Activation: Formerly known as the Amplitude Customer Data Platform ("CDP"), Amplitude Activation unifies data across multiple sources, creating a single, enriched dataset that fuels analytics and personalization. Amplitude Activation resolves identity conflicts, streamlines data integration, and facilitates that organizations can easily personalize and activate campaigns and experiences to segments of users in a few simple clicks.
•
Amplitude Guides and Surveys: Launched in February 2025 just four months after our acquisition of Command AI, this new product helps companies to deploy in-product guides, tours, and surveys using the power of behavioral insights to fuel great results. In this way, users get the help they need to drive them further along in their journey. Other companies have tried to do this —but the results have been suboptimal because they do not have the context needed to make them useful. With Amplitude Guides and Surveys, we are making the most of our platform to help customers take a more-personalized approach.

When used together, Analytics, Experimentation, Activation, Session Replay, and Guides and Surveys create a powerful feedback loop that helps businesses understand their users, optimize experiences, and take action quickly—all in one place.

Amplitude Made Easy

We do recognize that getting started with digital analytics can be tough. Companies often need engineers to set up data pipelines and instrument events. Teams need to know what to query, how to set up cohorts, and what to measure. And people often don't know how to analyze the data or translate it into actions. In Fall 2024, Amplitude helped to change all of that.

With a host of new capabilities, including Auto-Capture (which allows organizations to start capturing every user click and swipe with a single line of code), and a revamped user experience, Amplitude Made Easy removes the heavy lifting so teams can get started, get insights, and get to value faster. With Amplitude Made Easy, teams can leverage out-of-the-box insights and an AI-powered query engine to get answers. And they can rely on best practices, templates, and dedicated user hubs to support their entire experience.

Scaling through Integrations

Lastly, our platform is designed to scale with businesses, supporting massive data volumes and complex user journeys. With support for more than 100 different data sources and destinations, Amplitude integrates seamlessly with tools like Salesforce, Slack, Braze, Snowflake, and cloud providers. As a natural extension of any technology ecosystem, Amplitude enables teams to collaborate effortlessly and drive unified decision making.

Key Benefits to Customers

ACQUIRE
MEASURE
DIAGNOSE
EXPERIMENT
OPTIMIZE

Unified Experience

Unified Data

Unified Workflows

Amplitude’s Digital Analytics Platform is more than a collection of independent products—it’s a strategic enabler for the digital-first future. By combining advanced analytics, intuitive interfaces, and a customer-first approach, Amplitude helps businesses to unlock innovation, foster collaboration, and achieve transformative growth.

•
Make Confident, Data-Driven Decisions: Amplitude empowers teams to answer critical questions about customer behavior, helping product investments to be informed by data rather than guesswork. Our platform provides detailed insights into how users engage with digital products, revealing opportunities to optimize experiences and remove friction. By analyzing user journeys, identifying conversion drivers, and spotting pain points, customers can confidently make the right product bets. This data-driven approach is designed to accelerate innovation, reduce risk, and increase return on investment.
•
Accelerate Time-to-Insight and Innovation: In today’s competitive landscape, speed is critical. Amplitude equips organizations with real-time analytics to rapidly identify opportunities and adapt strategies. Teams can quickly test hypotheses, measure the impact of changes, and iterate on product designs to address challenges before they escalate. This rapid experimentation capability helps businesses to stay ahead of market trends, deliver better experiences, and respond dynamically to customer needs.
•
Take Action to Improve the Product Experience: We don't just help companies understand their customers. We empower them to create better digital experiences. Whether you need to test the impact of a new feature with a cohort of users, personalize your website to drive better conversion, create a product tour to improve your onboarding experience, or add an in-product survey to gather qualitative feedback, Amplitude helps teams take data-based actions quickly.
•
Foster Cross-Functional Collaboration: By eliminating data silos, our platform creates a shared understanding of customer behavior across teams. Out-of-the-box dashboards and customizable analytics reports bring product, marketing, engineering, and executive teams together. This shared visibility fosters alignment, enables individuals to work toward the same goals, and encourages data-driven collaboration.
•
Unlock the Potential of Customer Data: As the volume and complexity of data grow, organizations face increasing challenges in managing and deriving value from it. Amplitude simplifies this process by integrating data from diverse sources into a single, enriched dataset. This single source of truth facilitates accuracy, consistency, and usability, enabling teams to uncover insights that would otherwise remain hidden. Whether analyzing user paths, predicting churn, or segmenting audiences for targeted campaigns, Amplitude turns raw data into strategic advantage.
•
Deliver Personalization and Drive Engagement: Amplitude empowers companies to create personalized, engaging digital experiences that resonate with their customers. By leveraging behavioral data and advanced machine learning models, our platform enables teams to design campaigns, products, and features tailored to specific user needs. We believe these personalized experiences improve engagement, build customer loyalty, and increase lifetime value, helping businesses thrive in a customer-centric market.
•
Scale with Enterprise-Grade Capabilities: Designed for organizations of all sizes, Amplitude scales to handle massive data volumes and complex user journeys. Whether they’re a startup or a global enterprise, our customers benefit from our robust infrastructure, enterprise-grade security, and seamless integration with existing tools. We believe this scalability helps Amplitude grow alongside its customers, providing reliable, high-performance digital analytics no matter the size or scope of the business.
•
Realize Tangible Business Outcomes: From increasing conversion rates and reducing churn to shortening product development cycles, Amplitude delivers measurable results. Customers report significant improvements in revenue, efficiency, and user satisfaction after adopting our platform.

Industry Solutions

•
Financial Services: Personalize the banking experience by leveraging user data to understand customer behaviors and preferences, leading to more targeted services.
•
B2B: Increase product adoption through insights into user engagement, helping businesses refine their offerings to better meet client needs.
•
Media: Identify impactful content by analyzing user interactions, helping media companies to optimize content strategies and enhance audience engagement.
•
Healthcare: Improve patient engagement and outcomes by understanding user interactions with digital health platforms.
•
Ecommerce: Boost sales and customer loyalty by analyzing shopping behaviors and tailoring experiences accordingly.

Use Case Solutions

•
Grow Active Users: Acquire and retain users by understanding their behaviors and optimizing the user journey to encourage engagement.
•
Increase Customer Lifetime Value: Enhance customer retention by delivering personalized experiences that resonate with users.
•
Accelerate Monetization: Identify and leverage key behaviors that drive revenue, optimizing strategies for monetization.

Team Solutions

•
Product: Empower product teams with insights to build better products and drive growth.
•
Marketing: Provide marketing teams with the tools to understand campaign performance and customer segments, driving effective strategies.
•
Data: Enable data teams to manage and analyze information effectively, ensuring accuracy and accessibility.
•
Engineering: Support engineering teams in implementing and maintaining robust data infrastructures.

Company Size Solutions

•
Startups: Offer scalable solutions that grow with the company, providing essential insights without overwhelming resources.
•
Enterprise: Deliver comprehensive analytics and data management capabilities to meet complex organizational needs.

Our Business Model

We generate revenue primarily by selling subscriptions to our Digital Analytics Platform, and reach customers through a direct sales motion, solution partners, and product-led growth initiatives. Our customers typically start out using Amplitude for a specific business use case. As they see the value of our data, insights, and actions to drive positive business outcomes, they frequently expand beyond that initial use case.

Land

•
We believe that our Digital Analytics Platform is applicable to businesses across industries, company size, and stage of digital maturity. We offer product packages that meet companies where they are in their digital analytics journey. And we plan to invest to capture the significant market opportunity that is out there.
•
We have experienced rapid growth in our customer base since inception and had 3,875 paying customers and 27 of the Fortune 100 as of December 31, 2024. This demonstrates our successful traction to date, and the significant opportunity that still remains.
•
We believe our go-to-market motion will allow us to continue to acquire new customers and grow our customer base. Additionally, as more companies and industries continue their transformation into digital-first companies, we believe our immediate potential customer base will grow as we help these companies address their digital analytics needs.
•
We are focused on winning key reference accounts among industries and emerging use cases to establish ourselves as the platform of choice for the next wave of digital innovation.

Expand

We believe there are significant opportunities to continue expanding our relationships with existing customers. Our pricing model allows us to grow as our customers grow. We employ a land-and-expand business model designed to land with an initial use case and expand through onboarding additional functional teams, products, and use cases.

•
Promote Upsell: Once a customer is on our platform there are many ways we can upsell. Customers can expand an initial use case by adding additional functionality to generate deeper analytics. They can also expand into additional functional teams who are looking to address a related use case or bring new digital products on our platform, both of which require additional data to be instrumented. As the strategic value of our platform grows as more data is instrumented and insights generated and shared, it becomes easier to find additional upsell opportunities across digital products, use cases, and teams.
•
Drive Cross-sell: Our platform delivers end-to-end capabilities that allow our customers to expand beyond analytics and layer on additional products from our platform.

Pricing & packaging

Our model is based on the functionality that our customers require to get the insights that they need. Naturally, different teams have different needs and requirements. Some are further along in their digital analytics journey and are looking to scale; others are just getting started. We want to put the full power of our platform into our customers’ hands, and we offer four tailored plans that make it easy to get started and grow:

•
Starter: Easily discover and report on user behavior insights to make smarter product decisions.
•
Plus: Answer questions, manage features, and deliver personalized experiences faster with a powerful suite of products—including add-ons like Guides and Surveys where required.
•
Growth: Drive results and revenue with advanced analytics, custom metrics, and dedicated customer support.
•
Enterprise: Leverage trusted data at scale with enterprise-grade security features for larger companies with complex needs and controls.

We realize that events are sometimes hard to predict, so all plans are now available based on monthly tracked users (MTUs). This makes it easier to predict usage and enable customers to pay according to their monthly unique users.

For the year ended December 31, 2024, subscription revenue comprised 98% of our total revenue. Our aforementioned ability to expand within our customer base is also demonstrated by our dollar-based net retention rate. As of December 31, 2024 and 2023, our dollar-based net retention rate for the trailing twelve months (“TTM”) across paying customers was 97% and 101%, respectively.

Technology

Data enters our platform through many sources, including our software-development kits (“SDKs”), server side, and integration with our partner systems. It then goes through the processing and cleanup stage before being stored in our behavioral graph which is a user-oriented distributed columnar data store. As explained in the platform section above, our Behavioral Graph powers the analytics, collaboration, prediction, and recommendation platform.

We have designed a platform that can process large amounts of data and provide an interactive query/response model. Instead of building a general-purpose data storage and processing system similar to data warehouses that would require our users to know SQL and wait a long time to get answers to their analytics-oriented join-heavy queries, we have built a platform from the ground up focused on end-user behavior analysis that is optimized to ingest, process, and store data in a format and structure to power low latency query/response.

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

Our Customers

Our Digital Analytics Platform is used globally by organizations of all sizes and across a vast range of industries. As of December 31, 2024 and 2023, we had 3,875 and 2,723 paying customers, respectively, representing year-over-year growth of 42%.

We continue to increase the number of customers who have entered and grown into larger subscriptions with us. As of December 31, 2024 and 2023, we had 591 and 511 customers, respectively, that each represented greater than $100,000 in ARR, representing a 16% increase year-over-year.

Additionally, we had 42 and 39 customers, respectively, that each represented greater than $1 million in ARR, up 8% year-over-year. The number of customers representing greater than $100,000 and $1 million in ARR demonstrates the strategic importance of our platform and our ability to -land significant accounts and grow them over time.

Sales and Marketing

Our sales and marketing efforts focus on addressing a prospect’s initial digital analytics use case across one or more digital products or experiences. We then aim to expand those relationships over time as we deliver ongoing value and meet a greater portion of our customers’ digital analytics needs.

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

To meet companies wherever they are in their analytics journey, we offer a variety of free and paid plans depending on a customer’s needs.

For example, we offer a free, Starter plan for early-stage startups and individuals. Our self-serve Plus plan is built for growing startups and small teams who need more customization and access to feature management and Audience Activation capabilities. Our Growth plan provides access to additional capabilities, such as automated insights, experiments, guides and surveys, and audience management. And our Enterprise plan is ideal for larger organizations that have more sophisticated needs and requirements.

Our Professional Services team helps customers design and execute their digital analytics, product-led growth, and personalization projects. We offer our customers implementation, training, and related services to help them realize the full benefits of our Digital Analytics Platform.

We also work closely with our partner ecosystem to help them deploy our solutions and build our technology into their services offerings. This provides opportunities for us to increase the breadth and depth of our deployment within new and existing customers. We have numerous partners in the program, including:

•
Solutions partners: global systems integrators, consultancies, and digital agencies that partner with Amplitude to provide business transformation strategy, best practices, and support.
•
Technology partners: who integrate their software with our Digital Analytics Platform to build and deliver end-to-end enterprise technology solutions. Amplitude has dozens of technology integrations and partners across more than a dozen software categories, including marketing automation, attribution tools, data warehouses, and customer data platforms, to name a few.

Our marketing efforts focus on driving demand generation across all segments and across both new and existing customers, as well as raising our brand profile globally. To do this, we utilize a combination of online and offline programs such as online advertising, blogs, public relations, social media, analyst relations, educational white papers and webinars, product demos, workshops, roundtables, podcasts, and customer case studies.

As of December 31, 2024, we had 407 employees in our sales and marketing organization.

Human Capital Management

We believe that our company culture enables us to achieve our mission, is a core driver of our business success, and is a significant reason why people choose to build their careers at Amplitude. We are pioneers in this field and endeavor to make product, business, and people decisions that allow us to carry out our mission while staying true to our values.

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

•
Humility: No ego—we operate from a place of empathy and openness and seek to understand many points of view.
•
Ownership: We take the initiative to solve problems that drive our shared company success.
•
Growth Mindset: We’re tenacious in the face of challenges and seek input in order to grow ourselves and others.

Our values set the tone for how we show up with one another and our customers. We are deliberate in operationalizing our values through our selection of talent and how we reward success. We regularly recognize and celebrate those who are exemplary models of our values through our Quarterly Values Awards.

As of December 31, 2024, we had a total of 724 employees, including 172 employees located outside the United States. None of our employees is represented by a labor union or covered by collective bargaining agreements. We have not experienced any work stoppages. We consider our relationship with our employees to be good.

Research and Development

Our research and development efforts are focused on continued innovation, enhancing our platform features and functionalities, and expanding the services we offer to increase market penetration and deepen our relationships with our customers. We believe the timely development of new, and the enhancement of our existing platform features and services is essential to maintaining our competitive position. We continually incorporate feedback and new cases from our customers into our platform. As of December 31, 2024, we had 195 employees in our research and development organization. We intend to continue to invest in our research and development capabilities to extend our platform. Research and development expenses totaled $97.6 million and $90.1 million in years ended December 31, 2024 and 2023, respectively.

Competition

The market for digital analytics is new and evolving. Businesses have used a range of point solutions built for other use cases in an effort to address their needs, none of which offer the breadth and depth of capabilities offered by our Digital Analytics Platform. However, we do compete with a number of companies, ranging from large and diversified businesses to smaller start-ups, that offer certain point solutions and functionality similar to aspects of our platform. These point solution providers include:

•
Product analytics point solutions such as Mixpanel, Posthog, and ContentSquare;
•
Experimentation vendors such as Optimizely, Statsig, and LaunchDarkly;
•
CDP providers such as mParticle and Twilio Segment;
•
Session Replay solutions such as Fullstory, Contentsquare, and Quantum Metric;
•
Web and marketing analytics vendors such as Adobe and Google Analytics; and
•
Guides and Surveys vendors such as Pendo.

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

On the basis of the factors above, we believe that we compare favorably to our competitors. However, some of our actual and potential competitors have advantages over us—such as substantially greater financial, technical, and other resources; larger sales forces and marketing budgets; greater brand recognition; broader distribution networks and global presence; longer operating histories; more established relationships with current or potential customers and commercial partners; and more mature intellectual property portfolios. They may be able to leverage these resources to gain market share and prevent potential customers from purchasing our products. Additionally, we expect the industry to attract new entrants who could compete with our business and introduce new offerings. As we scale and expand our business, we may enter new markets and encounter additional competition.

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

We pursue the registration of our domain names, trademarks, and service marks and pursue patent protection of our technology in the United States and in certain locations outside the United States. As of December 31, 2024, we had four issued U.S. patents and six U.S. and five foreign patent applications pending. We continually review our development efforts to assess the existence and patentability of new intellectual property, and the extension of our intellectual property rights abroad. As of December 31, 2024, we had four registered trademarks in the United States, one pending U.S. trademark, and eight registered trademarks internationally.

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

Our revenue was $299.3 million and $276.3 million for the fiscal years ended December 31, 2024 and 2023, respectively. However, you should not rely on our historical revenue growth as an indication of our future performance.

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

We have experienced net losses in each period since inception. We generated net losses of $94.3 million and $90.4 million for the fiscal years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $457.8 million. We expect our costs and expenses to increase in future periods. In particular, we intend to continue to invest significant resources in:

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
•
general economic, market, and industry conditions (including the current inflationary economic environment, rising interest rates, tariffs, and a potential recession), both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate, and related difficulties in collections;
•
the potential adverse impact of climate change, natural disasters, health epidemics (such as the COVID-19 pandemic or similar outbreaks of disease), political and social instability, including acts of war or other armed conflicts (including the war in Ukraine and the conflicts in the Middle East), and terrorist activities, on our business, operations, and the markets and communities in which we and our customers and partners operate and the disruption these events may cause to the global economy;
•
the impact of new accounting pronouncements;
•
new and changing laws, regulations, executive orders and enforcement priorities;
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

Any of these and other factors, or the cumulative effect of some of these factors, may cause our results of operations to vary significantly. To the extent our results of operations fall below the expectations of investors and securities analysts who follow our stock, the trading price of our Class A common stock could decline substantially, and we could face costly lawsuits, including securities class action litigation. For example, we are currently defending against a securities class action lawsuit (“Securities Class Action”) and a shareholder derivative lawsuit (“Derivative Action”), which were filed in the United States District Court for the Northern District of California. We are also currently defending against two privacy class actions and a third privacy action. See “Legal Matters” in Note 9 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding the Securities Class Action, the Derivative Action and privacy actions. We have incurred and will continue to incur significant legal costs in connection with the defense of these lawsuits and management will be required to devote significant time in managing the defense of the actions.

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

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers or potential customers. Our ability to grow our revenue and the profitability of our business depends, in part, on demand for software applications generally. Historically, during economic downturns there have been reductions in spending on software applications and services generally, as well as pressure for extended billing terms and other financial concessions. To the extent that economic conditions deteriorate in the United States or abroad, including as a result of inflationary pressures and the responses by central banking authorities to control such inflation, rising interest rates, debt and equity market fluctuations, bank failures, diminished liquidity and credit availability, increased unemployment rates, decreased investor and consumer confidence, political turmoil, tariffs, supply chain challenges, natural catastrophes and the effects of climate change, regional and global conflicts, and terrorist attacks on the United States, Europe, the Middle East, the Asia-Pacific region, or elsewhere, our customers and prospective customers may go out of business or elect to decrease their budgets, which would limit our ability to grow our business and materially adversely affect our financial condition and results of operations. For example, high levels of inflation and rising interest rates, as recently experienced in the United States, may impact businesses across many industries, including ours, by increasing the costs of labor, employee healthcare, components, and freight and shipping, which may further constrain our customers’ or prospective customers’ budgets. To the extent there is a sustained general economic downturn and our Digital Analytics Platform is perceived by customers or potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in spending on software applications. In addition, our competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers or prospective customers, and they may be less dependent on key industry events to generate sales for their products. Further, macroeconomic uncertainty may result in an increased pace of consolidation in certain industries. If this were to occur, such consolidation may result in reduced overall spending on our services, particularly if our customers are acquired by organizations that do not use our services. In connection with unfavorable macroeconomic conditions and the related impact on our customers, in April 2023, we authorized a restructuring plan that reduced our global workforce by approximately 13%. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, financial condition, and results of operations could be materially adversely affected.

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

We have experienced rapid growth in our customer base since our inception. Although our growth strategy includes acquiring new customers across industries, company size, and stages of digital maturity, we believe there is a significant opportunity to continue to penetrate the largest global organizations. Sales to larger organizations involve risks that may not be present, or that are present to a lesser extent, with sales to smaller organizations, such as longer sales cycles, more complex customer requirements, substantial upfront sales costs, and less predictability in completing some of our sales. For example, enterprise customers, which we define as customers with more than 1,000 employees or $100 million in revenue, may require considerable time to evaluate and test our Digital Analytics Platform prior to making a purchase decision and placing an order. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our Digital Analytics Platform, the discretionary nature of purchasing and budget cycles, and the competitive nature of evaluation and purchasing approval processes. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, may vary significantly from customer to customer, with sales to enterprises typically taking longer to complete. In recent periods, the average length of our sales cycle to enterprises was four to six months, as compared to one to three months to non-enterprise customers. In addition, larger organizations may demand more features and integration services. Sales to larger organizations also may increase the variability of our financial results. If we are unable to close one or more expected significant transactions with these customers in a particular period, or if an expected transaction is delayed until a subsequent period, our results of operations for that period, and for any future periods in which revenue from such transaction would otherwise have been recognized, may be adversely affected. If we fail to effectively manage these risks associated with sales cycles and sales to larger organizations, our business, financial condition, and results of operations may be materially adversely affected.

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

For the years ended December 31, 2024 and 2023, 40% and 39% of our revenue was generated outside the United States, respectively. A component of our growth strategy involves the further expansion of our operations and customer base internationally, which will require significant dedication of management attention and financial resources. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. Our sales organization outside the United States is substantially smaller than our sales organization in the United States, and to date, only a very small portion of our sales has been driven by resellers or other channel partners. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity and limited channel partners, we may be unable to effectively grow in international markets.

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
•
global political, social or macroeconomic events, including the war in Ukraine, the conflicts in the Middle East, and potential public health epidemics or pandemics, that could decrease economic activity in certain markets, decrease use of our products and services, or decrease our ability to import, export, or sell our products and services to existing or new customers in international markets;
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

Although we have released our Amplitude CDP, Amplitude Experiment, Amplitude Session Replay, Warehouse Native Amplitude, and Guides and Surveys products, we currently derive, and expect to continue for some time to derive, substantially all of our revenue from our Amplitude Analytics product. As such, the continued growth in demand for, and market acceptance, of Amplitude Analytics is critical to our success. Demand for Amplitude Analytics and our other products and platform functionality is affected by a number of factors, many of which are beyond our control, such as continued market acceptance of our products by customers for existing and new use cases, the timing of development and release of new products, features, and functionality that are lower-cost alternatives introduced by us or our competitors, technological changes, and developments within the markets we serve, and growth or contraction in our addressable markets. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our products, particularly our Amplitude Analytics product, our business, financial condition, and results of operations could be materially adversely affected.

We invest significantly in research and development, and to the extent our research and development investments do not translate into new products or material enhancements to our current products, or if we do not use those investments efficiently, our business, financial condition, and results of operations would be materially adversely affected.

For the years ended December 31, 2024 and 2023, our research and development expenses were 33% of our revenue. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our business may be harmed. Moreover, research and development projects can be technically challenging and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling products and generate revenue, if any, from such investment. Additionally, anticipated customer demand for a product or service we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such product or service. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of products that are competitive in our current or future markets, our business, financial condition, and results of operations would be materially adversely affected.

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

Already, certain existing legal regimes (e.g., relating to data privacy) regulate certain aspects of AI Technologies, and new laws regulating AI Technologies either entered into force in the United States and the EU in 2024 or are expected to enter into force in 2025. In the United States, the Trump administration has rescinded an executive order relating to AI Technologies that was previously implemented by the Biden administration. The Trump administration may continue to rescind other existing federal orders and/or administrative policies relating to AI Technologies or may implement new executive orders and/or other rule making relating to AI Technologies in the future. Any such changes at the federal level could require us to expend significant resources to modify our products, services, or operations to ensure compliance or remain competitive. U.S. legislation related to AI Technologies has also been introduced at the federal level and is advancing at the state level. For example, the California Privacy Protection Agency is currently in the process of finalizing regulations under the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act (collectively, the “CCPA”) regarding the use of automated decision-making. California also enacted seventeen new laws in 2024 that further regulate use of AI Technologies and provide consumers with additional protections around companies’ use of AI Technologies, such as requiring companies to disclose certain uses of generative AI. Other states have also passed AI-focused legislation, such as

Colorado’s Artificial Intelligence Act, which will require developers and deployers of “high-risk” AI systems to implement certain safeguards against algorithmic discrimination, and Utah’s Artificial Intelligence Policy Act, which establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interactions.

In Europe, on May 21, 2024, the European Union legislators approved the EU Artificial Intelligence Act (the “EU AI Act”), which establishes a comprehensive, risk-based governance framework for AI in the EU market. The EU AI Act is expected to enter into force on August 1, 2024, and the majority of the substantive requirements will apply two years later. The EU AI Act will apply to companies that develop, use and/or provide AI in the EU and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and proposes fines for breach of up to 7% of worldwide annual turnover. In addition, on September 28, 2022, the European Commission proposed two Directives seeking to establish a harmonized civil liability regime for AI in the EU, in order to facilitate civil claims in respect of harm caused by AI and to include AI-enabled products within the scope of the EU’s existing strict product liability regime. Once fully applicable, the EU AI Act and the Liability Directives will have a material impact on the way AI is regulated in the EU. Further, in Europe we are subject to the GDPR, which regulates our use of personal data for automated decision making that results in a legal or similarly significant effect on an individual, and provides rights to individuals in respect of that automated decision making. Recent case law from the Court of Justice of the European Union (“CJEU”) has taken an expansive view of the scope of the GDPR’s requirements around automated decision making and introduced uncertainty in the interpretation of these rules. Specifically, the CJEU has expanded the scope for automated decision making under the GDPR by finding that automated decision making activities can fall within the GDPR’s restrictions on those activities even if the required legal or similarly significant effect for the individual is carried out by a third party. The EU AI Act, and developing interpretation and application of the GDPR in respect of automated decision making, together with developing guidance and/or decisions in this area, may affect our use of AI Technologies and our ability to provide, improve or commercialize our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.

It is possible that new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or it is possible that new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI Technologies for our business, or require us to change the way we use AI Technologies in a manner that negatively affects the performance of our products, services, and business and the way in which we use AI Technologies. We may need to expend resources to adjust our products or services in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI Technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition, and results of operations.

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

We may incur significant expenses to comply with the laws, regulations, and other obligations that apply to us. For example, the GDPR went into effect in May 2018 and imposes stringent data protection requirements for processing the personal data of individuals within the EEA or in the context of our activities within the EEA, including certain disclosure requirements, limitations on retention of personal data, mandatory data breach notification requirements, and additional obligations. Non-compliance with the GDPR can trigger fines of up to the greater of €20 million or 4% of our global annual turnover. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Case law from the CJEU states that reliance on the standard contractual clauses—a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism—alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. The European Commission adopted its Adequacy Decision in relation to the new E.U.-U.S. Data Privacy Framework (“DPF”) on July 10, 2023, rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. We expect the regulatory guidance and enforcement landscape to continue to develop, in relation to transfers to the United States and elsewhere. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames.

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

The data protection landscape is also rapidly growing and evolving in the United States. As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. For example, the CCPA, requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information, (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information, and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Additional compliance investment and potential business process changes may be required. Similar laws have been passed in other states and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws may have potentially conflicting requirements that would make compliance challenging.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards (“NOLs”) to offset its post-change income or taxes may be limited. We have completed a Section 382 study through December 31, 2023 and have determined that none of our NOLs generated through December 31, 2023 will expire solely due to Section 382 limitations caused by ownership changes prior to December 31, 2023. We are in the process of updating our Section 382 study through December 31, 2024. However, we may have experienced ownership changes after December 31, 2023, and may experience ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. Such a change or changes could limit the amount of NOLs that we can utilize annually to offset future taxable income. Other limitations, such as those under the Tax Cuts and Jobs Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which limit the deductibility of federal NOLs in taxable years beginning after December 31, 2020, to 80% of taxable income, and subsequent changes to the U.S. tax rules in respect of the utilization of NOLs may further affect our ability to use our NOLs in future years. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

In addition, we have filed registration statements to register all shares subject to options and restricted stock units (“RSU”) outstanding or reserved for future issuance under our equity compensation plans. As of December 31, 2024, we had options outstanding that, if fully exercised, would result in the issuance of 11,501,725 shares of Class A common stock, as well as 13,519,769 shares of Class A common stock subject to RSUs.

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

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and could harm our business. The majority of our employees are located in the San Francisco Bay Area. In the event of a major earthquake, fire, power loss, telecommunications failure, cyberattack, war or armed conflict (including the war in Ukraine and conflicts in the Middle East), terrorist attack, sabotage, other intentional acts of vandalism or misconduct, geopolitical event, disease, or other catastrophic occurrence, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our products, breaches of data security, and loss of critical data, all of which could materially adversely affect our business, financial condition, and results of operations.

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

Our cybersecurity risk management program is part of our overall risk management program and shares similar governance processes and reporting channels that apply across the risk management program to financial, legal, compliance, and other operational risk areas.

Key elements of our cybersecurity risk management program include but are not limited to the following:

•
risk assessments designed to help identify material risks from cybersecurity threats to our critical systems, and information;
•
a security team principally responsible for managing (i) our cybersecurity risk assessment processes, (ii) our security controls, and (iii) our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•
cybersecurity awareness training of our employees, including incident response personnel, and senior management;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
a third-party risk management process for key service providers based on our assessment of their criticality to our operations and respective risk profile, suppliers, and vendors who have access to our critical systems and information.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information, see the section titled “Risk Factor—Risks Related to Our Business Operations and Industry—If our information technology systems are breached or there is otherwise unauthorized disclosure of or access to customer data, our data, or our platform, our platform may be perceived as insecure, we may lose customers or fail to attract new customers, our reputation and brand may be harmed, and we may incur significant liabilities.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and established a dedicated Cybersecurity Committee of the Board in July 2024 to oversee cybersecurity risks, including management’s implementation of our cybersecurity risk management program.

The Cybersecurity Committee meets at least twice annually with management to review our cybersecurity risks and cyber risk management program, and periodically reports to the Board on its activity. In addition, management updates the Cybersecurity Committee and Board, where it deems appropriate, regarding any cybersecurity incidents it considers to be significant or potentially significant.

Our management team is responsible for assessing and managing our material risks from cybersecurity threats. Our Chief Engineering Officer and acting Chief Information Security Officer, Wade Chambers, reports to our Chief Executive Officer, and is primarily responsible for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Mr. Chambers previously served as the Chief Technology Officer and SVP of Engineering at Included Health. He also led engineering at Twitter, TellApart, Proofpoint, Yahoo, Opsware, and Netscape. Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the information technology environment.

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

Item 3. Legal Proceedings.

See “Legal Matters” in Note 9 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Holders of our Common Stock

As of February 13, 2025, there were 31 holders of record of our Class A common stock and 28 holders of record of our Class B common stock. The actual number of stockholders is greater than the number of holders of record and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

The following graph compares (i) the cumulative total stockholder return on our Class A common stock from September 28, 2021 (the date our Class A common stock commenced trading on the Nasdaq Capital Market) through December 31, 2024 with (ii) the cumulative total return of the Nasdaq Composite Index and the Nasdaq Emerging Cloud Index over the same period, assuming the investment of $100 in our Class A common stock and in both of the other indices on September 28, 2021 and the reinvestment of dividends. The graph uses the beginning market price on September 28, 2021 of $50 per share as the initial value of our Class A common stock. As discussed above, we have never declared or paid a cash dividend on our Class A common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

Stock Performance Graph
$160
$130
$100
$70
$40
$10
9/28/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
3/31/2024
6/30/2024
9/30/2024
12/31/2024
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

Overview

Amplitude is a leading Digital Analytics Platform that helps businesses understand how people are using their products so they can build amazing digital experiences that increase acquisition, monetization and retention - and drive revenue growth. We work with more than 3,800 paying customers of various sizes and stages of digital maturity, across many industries, including the teams behind some of the most-beloved digital products in the world. We have experienced significant growth in recent years, with approximately 725 employees in seven global offices.

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

We have experienced significant growth in recent years driven by the rapid adoption of our Digital Analytics Platform by our global, diversified base of 3,875 paying customers as of December 31, 2024. Our customers span across industries and sizes, from the leading digital innovators to those earlier in their digital transformation journey. For the years ended December 31, 2024 and 2023, our revenue was $299.3 million and $276.3 million, respectively, representing year-over-year growth of 8%. For the years ended December 31, 2024 and 2023, our net loss was $94.3 million and $90.4 million, respectively. For the years ended December 31, 2024 and 2023, our net cash provided by operating activities was $18.5 million and $25.6 million, respectively, and our free cash flow was $11.7 million and $22.4 million, respectively.

Our Business Model

We generate revenue primarily through selling subscriptions to our platform. We reach customers through a direct sales motion, solution partners, and product-led growth initiatives, including subscription plans to meet the needs of a diverse range of companies. For the year ended December 31, 2024, subscription revenue comprised 98% of our total revenue.

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

Our pricing model is based on the platform functionality that our customers require to get the insights that they need and our customers commit to a certain volume of events or monthly tracked users ("MTUs"). An event could be any action that a user takes in a digital product, such as ‘Create account’, ‘Add to cart’, or ‘Share photo’. Events can also be actions that occur in a product without user action, such as ‘Verification completed’. Customers have the flexibility to choose the events sent to our platform and can also attach custom properties to an event to enable greater insight on the digital product end user. An MTU is a unique user who triggers one or more events within a calendar month.

We have been effective in helping our customers to gauge the proper event volume or MTUs to contract to ensure that they maximize their investment in our platform. In situations where customers exceed their committed volume in a given period, they incur overage charges that we have the contractual right to bill at our discretion. Depending on the circumstances, we often use this as an opportunity to renegotiate a customer contract to ensure they have the right contracted volume to meet their business objectives. Historically, overage charges have not made up a significant portion of our revenue. In many cases, customers will proactively expand their contract within the contract term, generally increasing event or MTU volume and platform capabilities to expand existing or address new use cases. Substantially all of our sales led customer contracts have a subscription period of one year or longer. In the fiscal year ended December 31, 2024, we billed a majority of these contracts annually in advance with the remainder billed quarterly, semi-annually, or monthly.

We offer a variety of free and paid plans depending on our customers’ needs wherever they are in their analytics journey. For example, we offer a Free plan for early-stage startups and individuals. Our self-serve Plus plan is built for growing startups and small teams who need more customization and access to feature management capabilities. Our Growth plan provides access to additional capabilities, such as automated insights, experiments, and audience management. Users also get access to dedicated customer support to further maximize the value from our platform. And our Enterprise plan is designed for larger organizations that have more sophisticated needs and requirements, and includes everything in the Growth plan as well as additional robust features such as advanced data governance, custom user permissions and roles, automated insights, enterprise-grade security features, and more. At any point, a customer that needs additional capabilities can purchase add-on functionality or products, which are natively integrated with Amplitude Analytics.

Our land-and-expand business model is powered by the ease of use, rapid time to value, and broad applicability of our platform to provide actionable insights in real time to numerous teams across an organization. This model has enabled us, in many cases, to significantly expand the reach of our platform within organizations.

As of December 31, 2024, we had 591 paying customers that each represented greater than $100,000 in ARR and 42 customers that each represented greater than $1 million in ARR, demonstrating the mission critical nature of our platform to help customers succeed in the new digital age. In comparison, we had 511 customers that each represented greater than $100,000 in ARR and 39 customers that each represented greater than $1 million in ARR for the years ended December 31, 2023. Customers that each represented greater than $100,000 in ARR accounted for approximately 75% and 74% of our total ARR as of December 31, 2024 and 2023, respectively. We define ARR as the annual recurring revenue of subscription agreements at a point in time based on the terms of customers’ contracts, including certain premium services that are subject to contractual subscription terms and Plus customers that we expect to recur. ARR should be viewed independently of revenue, and does not represent our U.S. GAAP revenue on an annualized basis, as it is an operating metric that can be impacted by contract start and end dates and renewal rates. No single customer accounted for more than 3% of our revenue in the years ended December 31, 2024 and 2023.

Our ability to expand within our customer base is also demonstrated by our strong dollar-based net retention rate. As of December 31, 2024 and 2023, our dollar-based net retention rate (TTM) across paying customers was 97% and 101%, respectively.

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

Historically, we have been successful at efficiently growing our customer base and number of customers who have entered into and grown into larger subscriptions with us as evidenced by the growth of our number of paying customers and number of customers that represent greater than $100,000 in annual recurring revenue (“ARR”). As of December 31, 2024 and 2023, we had 591 and 511 customers, respectively, that each represented greater than $100,000 in ARR, representing a 16% increase year-over-year. Additionally, we had 42 and 39 customers, respectively, that each represented greater than $1 million in ARR, up 8% year-over-year. As of December 31, 2024 and 2023, 27 and 26 of the Fortune 100 were paying customers, respectively, which demonstrates both our traction to date as well as our significant opportunity to continue to penetrate into the largest global organizations. We believe our relationship with some of the world’s most beloved product-led companies has resulted in increased brand credibility and access to many attractive growth opportunities.

As of December 31, 2024 and 2023, our dollar-based net retention rate (TTM) was 97% and 101%, respectively, for paying customers. Additionally, our ending dollar-based net retention rate for paying customers as of December 31, 2024 and 2023, was 100% and 98%, respectively.

Investments in Platform

We believe that our customers will demand additional features and capabilities beyond our current platform offerings to assist them in optimizing their digital products. We have a history of, and will continue to invest significantly in, developing and delivering innovative products, features, and functionality targeted at our core customer base. In addition, we may choose to add new products and offerings or enhance our platform capabilities through acquisitions. In recent years, we have acquired companies to bolster our predictive analytics and data instrumentation capabilities and most recently we acquired CommandAI to provide intuitive, AI-powered user assistance to make complex software easier to adopt and navigate. Going forward, we may pursue both strategic partnerships and acquisitions that we believe will be complementary to our business, accelerate customer acquisition, increase usage of our platform, and/or expand our product offerings in our core markets.

Investing for Growth

Our investment for growth encompasses multiple critical areas, including product expansion, our sales force, sales support, partner ecosystem, and our international presence. We continue to evolve our technology and product offerings, to ensure that we are best serving our customers’ needs. For example, in September 2024, we launched Amplitude Made Easy to simplify the platform experience for customers, and in June 2024, we introduced Warehouse Native to allow customers to unlock insights directly from their data warehouse. Additionally, in February 2025, after our acquisition of CommandAI, we launched Guides and Surveys which fully integrates CommandAI's cutting-edge user assistance with our Data Analytics Platform. We believe the evolution of our technology and product offerings will lead to increased retention and positive customer referrals that will continue to generate expansion opportunities within our existing installed base and from new customers. We plan to continue to invest in our research and development organization to maintain and strengthen our market leadership position, and we believe that attracting the best engineering talent will continue to be critical to our long-term success. As we continue to invest in our platform, we expect our research and development expenses, including those capitalized for internal-use software, to increase in dollar amount over time. Over the longer term, we believe these expenses as a percentage of revenue will decrease, though these expenses as a percentage of revenue could increase in the short term.

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

Finally, we see opportunities to expand offices and headcount internationally to better service targeted international markets where we believe we have significant opportunity to accelerate existing traction and success. For the years ended December 31, 2024 and 2023, 40% and 39% of our revenue was generated outside the United States, respectively. As we seek to expand our business globally, we may be adversely affected by global economic and political instability. For example, as a result of the Russia-Ukraine war and related sanctions, we have terminated certain relationships with customers in Russia. Some of the businesses of our customers in the impacted regions have also experienced disruptions that have affected their ability to pay for our services. See “Risk Factors–Risks Related to Our Business and Industry–Our operations are international in scope, and we plan further geographic expansion, creating a variety of operational challenges.”

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

	As of December 31,
	2024	2023	YoY Growth
	(dollar values in millions)
Annual Recurring Revenue (ARR)	$312	$281	11%
Dollar-Based Net Retention Rate (TTM)	97%	101%
Paying Customers with ARR of $100,000 or greater	591	511	16%

Annual Recurring Revenue

We define annual recurring revenue (“ARR”) as the annual recurring revenue of subscription agreements at a point in time based on the terms of customers’ contracts, including certain premium services that are subject to contractual subscription terms and Plus customers that we expect to recur. ARR should be viewed independently of revenue, and does not represent our U.S. GAAP revenue on an annualized basis, as it is an operating metric that can be impacted by contract start and end dates and renewal rates. ARR is also not intended to be a forecast of revenue.

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

Paying Customers with ARR of $100,000 or greater

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

We define Paying Customers with ARR of $100,000 or greater as those Paying Customers on one or more paid subscriptions that have $100,000 or more in ARR.

We believe our ability to grow the number of paying customers on our platform, particularly those spending $100,000 or more a year, provides a key indicator of the demand for our platform, growth of our business, and our future business opportunities. Increasing awareness of our platform and its broad range of capabilities, coupled with the mainstream adoption of cloud-based technology, has expanded the diversity of our customer base to include organizations of different sizes across virtually all industries.

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

The following Non-GAAP Financial Measures and related Non-GAAP reconciliations are for the year ended December 31, 2024, compared to the same period in 2023, unless otherwise stated. Non-GAAP Financial Measures and related Non-GAAP reconciliations for the year ended December 31, 2023 compared to the year ended December 31, 2022 may be found in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 20, 2024.

	Year Ended December 31,
	2024	2023
	(in thousands, except percentages)
Gross Profit	$222,348	$204,361
Non-GAAP Gross Profit	$229,310	$212,899

Gross Margin	74%	74%
Non-GAAP Gross Margin	77%	77%

Loss from Operations	$(107,383)	$(102,520)
Non-GAAP Income (Loss) from Operations	$(4,004)	$(3,493)

Loss from Operations Margin	(36)%	(37)%
Non-GAAP Income (Loss) from Operations Margin	(1)%	(1)%

Net Cash Provided by (Used in) Operating Activities	$18,506	$25,630
Free Cash Flow	$11,728	$22,447

Net Cash Provided by (Used in) Operating Activities Margin	6%	9%
Free Cash Flow Margin	4%	8%

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

The following tables reconcile the most directly comparable U.S. GAAP financial measure to each of these non-GAAP financial measures.

Non-GAAP Gross Profit and Gross Margin

	Year Ended December 31,
	2024	2023
	(in thousands, except percentages)
Gross profit	$222,348	$204,361
Add:
Stock-based compensation expense(1)	$6,472	$7,300
Acquired intangible assets amortization	$490	$1,238
Non-GAAP Gross Profit	$229,310	$212,899
Non-GAAP Gross Margin	77%	77%

(1)
Stock-based compensation expense-related charges include employer payroll tax-related expenses on employee stock transactions.

Non-GAAP Income (Loss) From Operations and Income (Loss) From Operations Margin

	Year Ended December 31,
	2024	2023
	(in thousands, except percentages)
Income (loss) from operations	$(107,383)	$(102,520)
Add:
Stock-based compensation expense(1)	$102,645	$89,472
Acquired intangible assets amortization	$734	$1,413
Restructuring and other related charges	$—	$8,142
Non-GAAP Income (Loss) from Operations	$(4,004)	$(3,493)
Non-GAAP Income (Loss) from Operations Margin	(1)%	(1)%

(1)
Stock-based compensation expense-related charges include employer payroll tax-related expenses on employee stock transactions, but exclude stock-based compensation costs included in Restructuring and Other Related Charges.

Free Cash Flow and Free Cash Flow Margin

	Year Ended December 31,
	2024	2023
	(in thousands, except percentages)
Net cash provided by (used in) investing activities	$(75,366)	$9,317
Net cash provided by (used in) financing activities	$(19,941)	$(4,936)
Net cash provided by (used in) operating activities	$18,506	$25,630
Less:
Purchase of property and equipment	$(1,725)	$(1,279)
Capitalization of internal-use software costs	$(5,053)	$(1,904)
Free Cash Flow	$11,728	$22,447
Free Cash Flow Margin	4%	8%

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

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business. For the periods presented, the difference between the U.S. statutory rate and our effective tax rate is primarily due to the valuation allowance on deferred tax assets. Our effective tax rate is also impacted by earnings realized in foreign jurisdictions where the statutory tax rates are different from the federal statutory tax rate. We expect to maintain this full valuation allowance in U.S. jurisdictions for the foreseeable future as it is not more likely than not the deferred tax assets will be realized based on our history of losses.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

The following discussion and analysis are for the year ended December 31, 2024, compared to the same period in 2023, unless otherwise stated. Discussion and analysis for the year ended December 31, 2023 compared to the year ended December 31, 2022 may be found in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 20, 2024.

	Year Ended December 31,
	2024	2023
	(in thousands)
Revenue	$299,272	$276,284
Cost of revenue(1)	76,924	71,923
Gross profit	222,348	204,361
Operating expenses:
Research and development(1)	97,565	90,138
Sales and marketing(1)	168,306	153,714
General and administrative(1)	63,860	54,887
Restructuring and other related charges(1)	—	8,142
Total operating expenses	329,731	306,881
Loss from operations	(107,383)	(102,520)
Other income (expense), net	14,855	13,426
Loss before provision for (benefit from) income taxes	(92,528)	(89,094)
Provision for (benefit from) income taxes	1,791	1,269
Net loss	$(94,319)	$(90,363)

(1)
Amounts include stock-based compensation expense as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Cost of revenue	$6,472	$7,300
Research and development	44,421	36,643
Sales and marketing	32,119	29,404
General and administrative	17,007	14,085
Restructuring and other related charges	—	853
Total stock-based compensation expense	$100,019	$88,285

The following table sets forth the components of our consolidated statements of operations and comprehensive loss data, for each of the periods presented, as a percentage of revenue.

	Year Ended December 31,
	2024	2023
Revenue	100%	100%
Cost of revenue	26%	26%
Gross margin	74%	74%
Operating expenses:
Research and development	33%	33%
Sales and marketing	56%	56%
General and administrative	21%	20%
Restructuring and other related charges	*	3%
Total operating expenses	110%	111%
Loss from operations	(36)%	(37)%
Other income (expense), net	5%	5%
Loss before provision for (benefit from) income taxes	(31)%	(32)%
Provision for (benefit from) income taxes	1%	*
Net loss	(32)%	(33)%

* Less than 1%

Note: Certain figures may not sum due to rounding

Comparison of Fiscal Years Ended December 31, 2024 and 2023

Revenue

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Revenue	$299,272	$276,284	$22,988	8%

Revenue increased $23.0 million, or 8%, in fiscal 2024 compared to fiscal 2023. The increase in revenue was primarily due to growth of our paying customer base, partially offset by partial and full churn among existing customers which marginally outpaced our expansion of existing customers as reflected by our NRR (TTM) of 97% as of December 31, 2024.

Cost of Revenue and Gross Margin

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$76,924	$71,923	$5,001	7%
Gross margin	74%	74%	N/A	N/A

Cost of revenue increased $5.0 million, or 7%, in fiscal 2024 compared to fiscal 2023. The increase was primarily due to an increase of $3.2 million in third-party hosting costs as we increased capacity to support paying customer usage and growth of our paying customer base and $2.5 million in personnel and related expenses, including an increase in allocated overhead costs. The increase was partially offset by a decrease of $0.8 million in stock-based compensation expense and related payroll taxes.

Operating Expenses

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Research and development	$97,565	$90,138	$7,427	8%
Sales and marketing	168,306	153,714	14,592	9%
General and administrative	63,860	54,887	8,973	16%
Restructuring and other related charges	—	8,142	(8,142)	*
Total operating expenses	$329,731	$306,881	$22,850	7%

* Not meaningful

Research and Development

Research and development expenses increased $7.4 million, or 8%, in fiscal 2024 compared to fiscal 2023. The increase was primarily due to an increase of $11.2 million in stock-based compensation expense and related payroll taxes mainly attributed to a one-time charge of $13.0 million related to our acquisition of CommandAI, and an increase of $2.6 million in personnel and related expenses, including an increase in allocated overhead costs. The increase was primarily offset by a higher percentage of personnel being dedicated to new application development which resulted in $6.0 million more capitalized as internal use software costs in the period.

Sales and Marketing

Sales and marketing expenses increased $14.6 million, or 9%, in fiscal 2024 compared to fiscal 2023. The increase was primarily due to an increase of $8.0 million in personnel and related expenses, including an increase in allocated overhead costs and an increase of $2.8 million in stock-based compensation expenses and related payroll taxes. The increase was also attributable to an increase of $2.5 million in commissions and variable compensation related to an increase in the amortization of capitalized commissions in the period compared to the same period in the prior year. There was also an increase of $1.3 million in travel-related expenses.

General and Administrative

General and administrative expenses increased $9.0 million, or 16%, in fiscal 2024 compared to fiscal 2023. The increase was primarily attributable to an increase of $3.8 million in personnel and related expenses, including an increase in allocated overhead costs and an increase of $3.1 million in stock-based compensation expense and related payroll taxes. The increase was also attributable to an increase of $1.5 million in legal fees.

Restructuring and Other Related Charges

Restructuring and other related charges related to employee transition, severance payments, employee benefits, and stock-based compensation were $8.1 million during fiscal 2023, with no costs incurred in fiscal 2024.

Other Income (Expense), net

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Other income (expense), net	$14,855	$13,426	1,429	11%

Other income (expense), net increased $1.4 million, or 11%, in fiscal 2024 compared to fiscal 2023. The increase was primarily due to higher interest income of $1.5 million due to a higher combined yield on investments and cash equivalents during the year ended December 31, 2024.

Provision for (Benefit from) Income Taxes

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$1,791	$1,269	$522	41%

Provision for (benefit from) income taxes increased $0.5 million, or 41%, in fiscal 2024 compared to fiscal 2023, primarily due to an increase in foreign taxes during the year ended December 31, 2024.

Liquidity and Capital Resources

Since inception, we have financed operations primarily through the net proceeds we have received from the sales of our preferred stock and common stock as well as cash generated from the sale of subscriptions to our platform. We have generated losses from our operations as reflected in our accumulated deficit of $457.8 million as of December 31, 2024. We generated positive cash flows from operating activities during the years ended December 31, 2024 and 2023; however, we have historically generated negative cash flows from operating activities. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support our platform, including growth in our customer base and customer usage, increased research and development expenses to support the growth of our business and related infrastructure, and increased general and administrative expenses to support being a publicly-traded company.

As of December 31, 2024, our principal sources of liquidity were cash and cash equivalents of $171.7 million and restricted cash of $0.9 million. We also had $126.7 million in marketable securities that provide additional capital resources. Additionally, a substantial source of our cash provided by operating activities is our deferred revenue, which is included on our consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the term of the subscription agreement. As of December 31, 2024, we had $109.7 million of deferred revenue, all of which was recorded as a current liability. This deferred revenue will be recognized as revenue when or as the related performance obligations are met.

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

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$18,506	$25,630
Net cash provided by (used in) investing activities	$(75,366)	$9,317
Net cash provided by (used in) financing activities	$(19,941)	$(4,936)

Operating Activities

Our largest source of operating cash is cash collection from sales of subscriptions to our paying customers. Our primary uses of cash from operating activities are for personnel and related expenses, marketing expenses, and third-party hosting-related and software expenses. For the years ended December 31, 2024 and 2023, we have generated positive cash flow from operating activities; however, in the past several years, we generated negative cash flows from operating activities and have supplemented working capital requirements through net proceeds from the sale of preferred stock and common stock.

Net cash provided by operating activities of $18.5 million for fiscal 2024 reflects our net loss of $94.3 million, adjusted by non-cash items such as stock-based compensation expense of $100.0 million, depreciation and amortization of $6.1 million, and non-cash operating lease costs of $4.0 million as well as net cash provided by changes in our operating assets and liabilities of $2.4 million. The net cash provided by changes in operating assets and liabilities primarily consisted of collections outpacing revenue recognized as evidenced through the increase in cash of $8.6 million from changes in accounts receivable and deferred revenue and a net increase in accrued expenses and accounts payable of $8.5 million. These changes were offset by an increase in prepaid expenses and other current and noncurrent assets of $5.5 million, a $4.9 million decrease in operating lease liabilities due to payments related to our operating lease obligations, and an increase in deferred commissions of $4.3 million.

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

Investing Activities

Net cash used in investing activities of $75.4 million for fiscal 2024 consisted of $146.3 million of purchases of marketable securities, $16.1 million in cash paid for an acquisition, net of cash acquired, $5.1 million of capitalized internal-use software development costs, and $1.7 million in purchases of property and equipment. These decreases were partially offset by $93.8 million of cash received from the maturities of marketable securities.

Net cash provided by investing activities of $9.3 million for fiscal 2023 consisted of $12.5 million of cash received from the maturities of marketable securities, offset by $1.9 million of capitalized internal-use software development costs, and $1.3 million in purchases of property and equipment.

Financing Activities

Net cash used in financing activities of $19.9 million for fiscal 2024 primarily consisted of $26.4 million in net tax remittance on equity awards related to the vesting of RSU awards under a withhold-to-cover method, partially offset by $6.5 million in proceeds from the exercise of stock options.

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

Remaining Performance Obligations

Remaining performance obligations (“RPO”) as of December 31, 2024 and 2023, including the expected timing of recognition, is as follows:

	As of December 31,
	2024	2023	% Change
	(in thousands, except percentages)
Less than or equal to 12 months	$223,320	$188,456	18%
Greater than 12 months	85,315	50,962	67%
Total remaining performance obligations	$308,635	$239,418	29%

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

Contractual Obligations and Commitments

As of December 31, 2024, the contractual commitment amounts in the table below are associated with agreements that are enforceable and legally binding. Purchase orders issued in the ordinary course of business are not included in the table below, as our purchase orders represent authorizations to purchase rather than binding agreements.

	Total	2025	2026-2027	2028-2029	After 2029
	(in thousands)
Operating lease and real estate-related commitments(1)	$6,364	$4,209	$2,108	$47	$—
Purchase commitments(2)	129,166	79,426	49,740	—	—
Total contractual obligations	$135,530	$83,635	$51,848	$47	$—

(1)
Consists of future real estate-related non-cancellable minimum rental payments under operating leases and real estate commitments with substitution rights.
(2)
Included in this commitment is a hosting arrangement with AWS. We entered into the 60-month contract in August 2021. The contract may be terminated by either party if the other party is in material breach of the contract and such breach remains uncured for 30 days. Pursuant to the terms of the contract, we are required to spend a minimum of $267 million over the five-year term of the contract. As of December 31, 2024, we had $123 million remaining on this commitment.

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

Our SaaS subscription agreements with customers enable them to access and send event volume data to our cloud-based platform. Subscription arrangements with customers do not provide the customer with the right to take possession of our software at any time. Instead, customers are granted continuous access to the platform over the contractual period. A time-elapsed method is used to measure progress because our obligation is to provide continuous service over the contractual period and control is transferred evenly over the contractual period. Accordingly, the fixed consideration related to subscription revenue is recognized ratably over the contract term beginning on the date access to the subscription product is provisioned. Typical subscription terms are in increments of 12 months with various payment terms ranging from monthly to annual up-front payments. Most contracts are non-cancellable over the contractual term and are subject to standard terms and conditions; however, certain contracts contain nonstandard terms that may impact the timing of revenue recognition. Some customers have the option to purchase additional subscription services at a stated price. These options are evaluated on a case-by-case basis but generally do not provide a material right as they do not provide a discount to the customer that is incremental to the range of discounts typically given for the same services that are sold to a similar class of customers, even when the stand-alone selling price of the services subject to the option is highly variable.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds and U.S. government securities. As of December 31, 2024, we had cash and cash equivalents of $171.7 million and marketable securities, including non-current investments, of $126.7 million. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income on cash and cash equivalents. However, an immediate 10% increase or decrease in interest rates would not have a material effect on the fair value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Amplitude, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Revenue arrangements with non-standard terms and conditions

As discussed in Note 1 to the consolidated financial statements, the Company generates revenue from Software as a Service (SaaS) subscriptions to customers. Most customer contracts are subject to standard terms and conditions; however, certain contracts contain nonstandard terms that may impact the timing of revenue recognition. For the year ended December 31, 2024, the Company’s revenue was $299.3 million, which included revenue related to sales of SaaS subscription agreements.

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

Santa Clara, California
February 20, 2025

AMPLITUDE, INC.

Consolidated Balance Sheets

(In thousands)

	As of December 31, 2024	As of December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$171,678	$248,491
Restricted cash, current	881	—
Marketable securities, current	69,419	73,909
Accounts receivable, net of allowance for doubtful accounts of $1,417 and $1,101 as of December 31, 2024 and 2023, respectively	26,346	29,496
Prepaid expenses and other current assets	20,353	16,624
Deferred commissions, current	14,954	11,444
Total current assets	303,631	379,964
Marketable securities, noncurrent	57,242	—
Property and equipment, net	16,333	10,068
Intangible assets, net	4,364	609
Goodwill	24,370	4,073
Restricted cash, noncurrent	—	869
Deferred commissions, noncurrent	27,697	26,942
Operating lease right-of-use assets	5,286	6,856
Other noncurrent assets	6,988	4,303
Total assets	$445,911	$433,684
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$991	$3,063
Accrued expenses	33,851	26,657
Deferred revenue	109,671	102,573
Total current liabilities	144,513	132,293
Operating lease liabilities, noncurrent	1,772	3,604
Noncurrent liabilities	3,070	3,034
Total liabilities	149,355	138,931
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value per share; 20,000 shares authorized as of December 31, 2024 and 2023; zero shares issued and outstanding as of December 31, 2024 and 2023	—	—
Class A common stock, $0.00001 par value per share; 600,000 shares authorized as of December 31, 2024 and 2023; 96,095 and 85,628 shares issued and outstanding as of December 31, 2024 and 2023, respectively	1	1
Class B common stock, $0.00001 par value per share; 600,000 shares authorized as of December 31, 2024 and 2023; 33,093 and 34,382 shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Additional paid-in capital	754,398	658,463
Accumulated other comprehensive income (loss)	6	(181)
Accumulated deficit	(457,849)	(363,530)
Total stockholders’ equity	296,556	294,753
Total liabilities and stockholders’ equity	$445,911	$433,684

See accompanying notes to consolidated financial statements.

AMPLITUDE, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2024	2023	2022

Revenue	$299,272	$276,284	$238,067
Cost of revenue	76,924	71,923	70,442
Gross profit	222,348	204,361	167,625
Operating expenses:
Research and development	97,565	90,138	80,589
Sales and marketing	168,306	153,714	129,962
General and administrative	63,860	54,887	53,636
Restructuring and other related charges	—	8,142	—
Total operating expenses	329,731	306,881	264,187
Other income (expense), net	14,855	13,426	3,981
Loss before provision for (benefit from) income taxes	(92,528)	(89,094)	(92,581)
Provision for (benefit from) income taxes	1,791	1,269	796
Net loss	$(94,319)	$(90,363)	$(93,377)
Net loss per share attributable to Class A and Class B common stockholders:
Basic and diluted	(0.76)	(0.77)	(0.84)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders:
Basic and diluted	123,900	116,938	111,437

Other comprehensive loss
Net unrealized gains (losses) on marketable securities	187	573	(754)
Comprehensive loss	$(94,132)	$(89,790)	$(94,131)

See accompanying notes to consolidated financial statements.

AMPLITUDE, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Class A and Class B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2021	109,876	$1	$486,354	$—	$(179,807)	$306,548
Stock-based compensation expense	—	—	68,576	—	—	68,576
Exercise of stock options	2,499	—	6,899	—	—	6,899
Vesting of early exercised stock options	—	—	2,323	—	—	2,323
Vesting of restricted stock units	1,482	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	350	—	4,738	—	—	4,738
Repurchase of unvested stock options	(8)	—	(1)	—	—	(1)
Cumulative impact of Topic 842 adoption	—	—	—	—	17	17
Net loss	—	—	—	—	(93,377)	(93,377)
Other comprehensive income (loss), net	—	—	—	(754)	—	(754)
Balance at December 31, 2022	114,199	$1	$568,889	$(754)	$(273,167)	$294,969
Stock-based compensation expense	—	—	90,022	—	—	90,022
Exercise of stock options	1,651	—	4,619	—	—	4,619
Vesting of early exercised stock options	—	—	715	—	—	715
Vesting of restricted stock units	4,754	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	474	—	4,062	—	—	4,062
Tax withholding on net share settlement of restricted stock units	(891)	—	(9,844)	—	—	(9,844)
Repurchase of unvested stock options	(177)	—	—	—	—	—
Net loss	—	—	—	—	(90,363)	(90,363)
Other comprehensive income (loss), net	—	—	—	573	—	573
Balance at December 31, 2023	120,010	$1	$658,463	$(181)	$(363,530)	$294,753
Stock-based compensation expense	—	—	105,033	—	—	105,033
Exercise of stock options	2,256	—	6,506	—	—	6,506
Issuance of common stock in connection with an acquisition	2,211	—	6,836	—	—	6,836
Vesting of early exercised stock options	—	—	20	—	—	20
Vesting of restricted stock units	6,795	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	469	—	3,755	—	—	3,755
Tax withholding on net share settlement of restricted stock units	(2,553)	—	(26,215)	—	—	(26,215)
Net loss	—	—	—	—	(94,319)	(94,319)
Other comprehensive income (loss), net	—	—	—	187	—	187
Balance at December 31, 2024	129,188	$1	$754,398	$6	$(457,849)	$296,556

See accompanying notes to consolidated financial statements.

AMPLITUDE, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(94,319)	$(90,363)	$(93,377)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,107	5,620	4,662
Stock-based compensation expense	100,019	88,285	67,223
Other	283	(301)	42
Non-cash operating lease costs	3,985	3,917	3,731
Changes in operating assets and liabilities:
Accounts receivable	2,205	(8,448)	(2,427)
Prepaid expenses and other current assets	(2,324)	3,711	(1,014)
Deferred commissions	(4,264)	(1,670)	(8,032)
Other noncurrent assets	(3,181)	2,050	5,036
Accounts payable	(1,987)	2,498	(2,884)
Accrued expenses	10,516	11,873	4,574
Deferred revenue	6,354	12,580	20,698
Operating lease liabilities	(4,888)	(4,122)	(3,616)
Net cash provided by (used in) operating activities	18,506	25,630	(5,384)
Cash flows provided by (used in) investing activities:
Cash received from maturities of marketable securities	93,750	12,500	—
Purchases of marketable securities	(146,270)	—	(83,190)
Purchase of property and equipment	(1,725)	(1,279)	(3,632)
Capitalization of internal-use software costs	(5,053)	(1,904)	(2,177)
Cash paid for acquisitions, net of cash acquired	(16,068)	—	(394)
Net cash provided by (used in) investing activities	(75,366)	9,317	(89,393)
Cash flows provided by (used in) financing activities:
Proceeds from the exercise of stock options	6,506	4,619	6,910
Cash received for tax withholding obligations on equity award settlements	4,578	13,427	17,992
Cash paid for tax withholding obligations on equity award settlements	(31,025)	(22,334)	(19,056)
Repurchase of unvested stock options	—	(648)	(15)
Net cash provided by (used in) financing activities	(19,941)	(4,936)	5,831
Net increase (decrease) in cash, cash equivalents, and restricted cash	(76,801)	30,011	(88,946)
Cash, cash equivalents, and restricted cash at beginning of period	249,360	219,349	308,295
Cash, cash equivalents, and restricted cash at end of period	$172,559	$249,360	$219,349
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$491	$454	$424
Non-cash investing and financing activities:
Vesting of early exercised options	$20	$715	$2,323
Purchases of property and equipment included in liabilities	$—	$86	$11
Stock-based compensation capitalized as internal-use software costs	$5,014	$1,737	$1,353
Issuance of common stock in connection with business combinations	$6,836	$—	$—

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

Segment Information

The Company has a single operating and reportable segment. The software segment provides a Digital Analytics Platform to customers using a SaaS model. The Company derives revenue primarily in the United States and manages the business activities on a consolidated basis. The accounting policies of the software segment are the same as those described in the summary of significant accounting policies.

The chief operating decision maker, who, in the Company’s case, is the Chief Executive Officer (“CEO”), assesses performance for the software segment and decides how to allocate resources based on functional expenses exclusive of stock-based compensation, amortization of acquired intangible assets, non-recurring charges such as restructuring and other related charges as well as related tax impacts of these items. The CEO uses these functional expense captions and consolidated net loss to evaluate income generated or losses incurred from the software segment, and utilizes the metric in deciding operating decisions, including, but not limited to, investing in R&D, product developments, personnel, and other expenses. The measure of segment assets is reported on the balance sheet as total consolidated assets.

The following tables sets forth operating segment information (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenue	$299,272	$276,284	$238,067
Less:
Cost of revenue(1)	69,962	63,385	61,957
Research and development(1)	51,921	52,619	52,113
Sales and marketing(1)	135,047	123,333	112,576
General and administrative(1)	46,346	40,440	37,669
Other segment expenses	103,379	99,027	70,314
Other income	(14,855)	(13,426)	(3,981)
Provision for income taxes	1,791	1,269	796
Consolidated net loss	$(94,319)	$(90,363)	$(93,377)

(1)
Amounts exclude other segment expenses as follows:

	Year Ended December 31,
	2024	2023	2022
Stock-based compensation expense and related employer payroll taxes	$102,645	$89,472	$68,297
Amortization of acquired intangible assets	734	1,413	2,017
Restructuring and other related charges	—	8,142	—
Total other segment expenses	$103,379	$99,027	$70,314

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

Subscription revenue

The Company generates revenue from subscription services including SaaS subscriptions and customer support services subject to contractual subscription terms. SaaS subscriptions enable customers to access and send event volume data to the Company’s cloud-based platform. Subscription arrangements with customers do not provide the customer with the right to take possession of the Company’s software at any time. Instead, customers are granted continuous access to the platform over the contractual period. A time-elapsed method is used to measure progress because the Company’s obligation is to provide continuous service over the contractual period and control is transferred evenly over the contractual period. Accordingly, the fixed consideration related to subscription revenue is recognized ratably over the contract term beginning on the date access to the subscription product is provisioned. Typical subscription terms are in increments of 12 months with various payment terms ranging from monthly to annual up-front payments. Most contracts are non-cancellable over the contractual term and are subject to standard terms and conditions; however, certain contracts contain nonstandard terms that may impact the timing of revenue recognition. Some customers have the option to purchase additional subscription services at a stated price. These options are evaluated on a case-by-case basis but generally do not provide a material right as they do not provide a discount to the customer that is incremental to the range of discounts typically given for the same services that are sold to a similar class of customers, even when the stand-alone selling price of the services subject to the option is highly variable.

Remaining performance obligations

The Company’s contracts with customers generally include one combined performance obligation, its core subscription offering, which is a series of distinct services transferred to the customer ratably over the respective obligation’s term. Other performance obligations that may be identified in contracts include professional services. As of December 31, 2024, the unrecognized transaction price related to remaining performance obligations was $308.6 million.

The Company’s remaining performance obligations as of December 31, 2024 are expected to be recognized as follows (in thousands):

	As of December 31, 2024	As of December 31, 2023

Less than or equal to 12 months	$223,320	$188,456
Greater than 12 months	85,315	50,962
Total remaining performance obligations	$308,635	$239,418

Disaggregation of Revenue

The following table shows the Company’s disaggregation of revenue by geographic areas, as determined based on the address of the Company's customers (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$180,091	$167,919	$146,415
International	119,181	108,365	91,652
Total revenue	$299,272	$276,284	$238,067

Accounts Receivable, Net

Accounts receivable are primarily comprised of cash due from customers and are recorded at the invoiced amount, net of an allowance for doubtful accounts. The Company has a well-established collections history from its customers. Credit is extended to customers based on an evaluation of their financial condition and other factors. In determining the necessary allowance for doubtful accounts, the Company estimates the lifetime expected credit losses against the existing accounts receivable balance. The Company's estimate is based on certain factors including historical loss rates, current economic conditions, reasonable and supportable forecasts, and customer-specific circumstances. The Company maintained an allowance of $1.4 million and $1.1 million for doubtful accounts as of December 31, 2024 and 2023, respectively. The movements in the allowance for doubtful accounts were not material for any of the periods presented. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

No customer accounted for 10% or more of total revenue for the years ended December 31, 2024, 2023, and 2022. As of December 31, 2024, no customers represented 10% or more of accounts receivable. As of December 31, 2023, one customer represented 10% of accounts receivable.

Deferred Revenue

Deferred revenue consists of billings of payments received in advance of revenue recognition and is recognized when, or as, performance obligations are satisfied. The Company generally invoices its customers annually or in semi-annual, quarterly, or monthly installments. Accordingly, the deferred revenue balance does not represent the total contract value of annual non-cancellable subscription agreements. The amount of revenue recognized in the years ended December 31, 2024 and 2023 that was included in deferred revenue at the beginning of the period was $102.0 million and $89.6 million, respectively.

Deferred Commissions

The Company capitalizes sales commissions that are recoverable and incremental due to the acquisition of customer contracts. The Company determines whether costs should be deferred based on its sales compensation plans, if the commissions are in fact incremental and would not have occurred absent the customer contract.

Commissions paid upon the initial acquisition of a contract are deferred and then amortized on a straight-line basis over a period of benefit, determined to be five years. The period of benefit is estimated by considering factors such as the expected life of the Company's subscription contracts, historical customer attrition rates, technological life of the Company's platform, as well as other factors. Sales commissions for renewal of a subscription contract are not considered commensurate with the commissions paid for the acquisition of the initial subscription contract given the substantive difference in commission rates between new and renewal contracts. The Company determines the period of benefit for renewal subscription contracts by considering the contractual term for renewal contracts.

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

The following table represents a roll-forward of the Company’s deferred commissions as of December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Beginning balance	$38,386	$36,717
Additions to deferred commissions	18,551	13,656
Amortization of deferred commissions	(14,286)	(11,987)
Ending balance	42,651	38,386
Deferred commissions, current portion	14,954	11,444
Deferred commissions, net of current portion	27,697	26,942
Total deferred commissions	$42,651	$38,386

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

Advertising Costs

The Company expenses all advertising costs as incurred as a component of sales and marketing expenses. Advertising expenses of $5.9 million, $5.5 million, and $5.8 million were incurred during the years ended December 31, 2024, 2023, and 2022, respectively.

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

The fair value of stock options granted under the 2021 Plan and purchase rights issued under the ESPP for purposes of calculating stock-based compensation expense is estimated on the grant date using the Black-Scholes pricing model. The Black-Scholes pricing model requires the Company to make assumptions and judgments about the inputs used in the calculation, including the expected term (weighted-average period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock, risk-free interest rate, and expected dividend yield. The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. For stock options considered to be “plain vanilla” options, the Company estimates the expected term based on the simplified method, which is essentially the weighted average of the vesting period and contractual term, as the Company's historical option exercise experience does not provide a reasonable basis upon which to estimate the expected term. Depending on when the award was issued, the volatility is based on the historical volatility of the Company's Class A common stock or is based on an average of the historical volatilities of the common stock of comparable public companies with characteristics similar to those of the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or purchase right. The Company’s expected dividend yield input is zero as it has not historically paid, nor does it expect in the future to pay, cash dividends on its common stock. Stock-based compensation expense for RSUs granted under the 2021 Plan is measured based on the fair value of the underlying shares on the date of grant.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are stated at fair value. Restricted cash represents cash held to collateralize lease obligations related to the Company's property leases. As of December 31, 2024, $0.9 million of restricted cash was recorded as current assets. As of December 31, 2023, $0.9 million of restricted cash was recorded as noncurrent assets. The following table represents the Company's cash, cash equivalents, and restricted cash at each period end (in thousands):

	As of December 31,
	2024	2023
Cash and cash equivalents	$171,678	$248,491
Restricted cash, current	881	—
Restricted cash, noncurrent	—	869
Total cash, cash equivalents, and restricted cash	$172,559	$249,360

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

The Company evaluates its investments with unrealized loss positions at the individual security level to determine whether the unrealized loss was related to credit or noncredit factors. The Company considers whether a credit loss exists based on the extent of the unrealized loss position, any adverse conditions specifically related to the security or the issuer's operating environment, pay structure of the security, the issuer's payment history and any changes in the issuer's credit rating. Estimated credit losses are determined using a discounted cash flow model and recorded as an allowance, with changes in expected credit losses on the Company's investments recorded in “Other income (expense), net” in the consolidated statements of operations and comprehensive loss. Unrealized gains and losses related to noncredit factors are reflected in “Accumulated other comprehensive income (loss)” on the consolidated balance sheets.

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

Observable inputs are based on market data obtained from independent sources. The fair value of cash, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximated their carrying values as of December 31, 2024 and 2023 due to their short-term nature. The fair values of all of these instruments are categorized as Level 1 in the fair value hierarchy. The fair value of the Company's cash equivalents and marketable securities as categorized by the fair value level hierarchy is detailed in Note 3.

Business Combinations

The Company applies a screen test to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets to determine whether a transaction is accounted for as an asset acquisition or business combination. When the Company acquires a business, the purchase consideration is allocated to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated respective fair value using the acquisition method of accounting. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, management makes significant estimates and assumptions, particularly to acquired intangible assets. These assumptions include, but are not limited to, projected revenue and costs. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Acquisition costs, such as legal and consulting fees, are expensed as incurred. During the measurement period, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the consolidated statement of operations and comprehensive loss.

Goodwill and Other Acquired Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with business combinations accounted for using the acquisition method of accounting. The Company has one reporting unit and performs testing of goodwill in the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. These triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. The Company’s test for goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. If the Company determines, based on the qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, then a quantitative goodwill impairment test is required. There were no impairments of goodwill recorded for the years ended December 31, 2024, 2023, and 2022.

Intangible assets mainly consist of developed technology resulting from the Company’s acquisitions. Acquired intangible assets are recorded at cost, net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which was determined to be one to five years based on the intangible asset class. For developed technology, amortization costs were included within cost of revenue in the consolidated statements of operations upon the related product release date. Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. There was no impairment of intangible assets recorded for the years ended December 31, 2024, 2023, and 2022.

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

Capitalized Internal-Use Software Costs

The Company capitalizes development costs related to its platform and certain other projects for internal use. The Company considered the guidance set forth in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 350-40-15, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, which requires companies to capitalize qualifying computer software costs that are incurred during the application development stage, and then amortize them over the software’s estimated useful life. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Capitalized internal-use software costs are included in “Property and equipment, net” on the Company's consolidated balance sheets and are amortized on a straight-line basis over its estimated useful life into cost of revenue within the consolidated statements of operations and comprehensive loss. All software development costs prior to capitalization have been recorded in research and development expense in the consolidated statements of operations. There was no impairment to capitalized internal-use software costs during the years ended December 31, 2024, 2023, and 2022.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets or asset groups for impairment whenever events indicate that the carrying value of an asset or asset group may not be recoverable based on expected future cash flows attributable to that asset or asset group. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds estimated undiscounted future cash flows, then an impairment charge would be recognized based on the excess of the carrying amount of the asset or asset group over its fair value. No impairment loss on long-lived assets was recognized in the years ended December 31, 2024, 2023, and 2022.

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

The Company has not incurred any expense in defense or reimbursement of any of its customers for losses related to indemnification provisions, and no material claims against the Company are outstanding as of December 31, 2024, 2023, and 2022. The Company’s exposure under these indemnification provisions is often capped at a fixed amount in many customer agreements and uncapped in others. Due primarily to the lack of history of prior indemnification claims and the unique facts and circumstances involved in each particular contractual arrangement, the Company has determined that potential costs related to indemnification are not probable or estimable and, as such, has not recorded a reserve for the years ended December 31, 2024 and 2023.

In addition, in the ordinary course of business, the Company may provide indemnifications of varying scope and terms to vendors, directors, officers, and other parties with respect to certain matters. The Company has not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in its consolidated financial statements.

Warranties

For certain customers, the Company provides a performance warranty for accessibility to the Company’s platform as identified in an order form during the order duration. The Company’s software products are generally warranted for certain customers to substantially conform to the specifications set forth in the related customer contract and published documentation. In the event there is a failure of such warranties, the Company generally will correct the problem or provide a reasonable workaround or replacement product. The Company has the standard 30-day cure period for failures that amount to a material breach, and no warranted time frame for nonmaterial failures. If the Company cannot correct or provide a workaround or replacement product for material failures within the cure period, then the customer’s remedy is generally limited to termination of the contractual arrangement related to the nonconforming product services with a pro rata refund of the related fees paid. The Company has not incurred significant expense under these service warranties, nor does it expect that any future expense is probable. Accordingly, the Company has determined that potential costs related to warranties are not probable or estimable and, as such, has not recorded a reserve as of December 31, 2024 and 2023.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The new standard is effective for the Company for the annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025. The Company adopted the standard as of January 1, 2024.

Recently Issued Accounting Pronouncements

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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

(2)
Balance Sheet Components

The following tables show the Company’s financial statement details as of December 31, 2024 and 2023.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,
	2024	2023
Prepaid hosting	$6,128	$6,074
Other prepaid expenses and other assets	14,225	10,550
Total prepaid expense and other current assets	$20,353	$16,624

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2024	2023
Office equipment	$4,886	$4,427
Furniture and fixtures	1,376	1,237
Leasehold improvements	1,320	1,299
Internal-use software	20,534	10,467
Total property and equipment	28,116	17,430
Less accumulated depreciation and amortization	(11,783)	(7,362)
Property and equipment, net	$16,333	$10,068

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2024, 2023, and 2022 was $5.4 million, $4.2 million, and $2.6 million, respectively.

The changes in the carrying value of capitalized internal-use software costs for the periods presented below are as follows (in thousands):

Amount

Balance as of December 31, 2022	$4,891
Capitalization of internal-use software costs	3,641
Amortization of internal-use software costs	(2,350)
Balance as of December 31, 2023	6,182
Capitalization of internal-use software costs	10,067
Amortization of internal-use software costs	(3,230)
Balance as of December 31, 2024	13,019

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of December 31,
	2024	2023
Accrued hosting	$1,151	$6,506
Accrued commission and bonus	17,215	6,383
Accrued payroll and employee related taxes	2,500	2,468
Accrued sales tax	429	322
2021 Employee Stock Purchase Plan withholding	811	1,017
Operating lease liabilities, current	3,812	4,571
Other accrued liabilities	7,933	5,390
Total accrued expenses	$33,851	$26,657

(3)
Fair Value Measurements

The following table summarizes, for financial assets measured at fair value, the respective fair value and classification by level of input within the fair value hierarchy (in thousands):

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$137,374	$—	$—	$137,374
Level 2:
Cash equivalents(1)
U.S. governmental and agency securities	12,826	—	—	12,826
Available-for-sale securities
U.S. governmental and agency securities	126,655	6	—	126,661
Total	$276,855	$6	$—	$276,861

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$211,741	$—	$—	$211,741
Level 2:
Available-for-sale securities
U.S. governmental and agency securities	74,090	—	(181)	73,909
Total	$285,831	$—	$(181)	$285,650

(1)
Included in “Cash and cash equivalents” in the Company's consolidated balance sheets as of December 31, 2024 and 2023, in addition to cash of $21.5 million and $36.8 million, respectively.

The Company uses quoted prices in active markets for identical assets to determine the fair value of the Company's Level 1 investments. The fair value of the Company's Level 2 investments is determined using pricing based on quoted market prices or alternative market observable inputs.

The fair value of the Company's available-for-sale securities as of December 31, 2024, by remaining contractual maturities, was as follows (in thousands):

As of December 31, 2024
Due in one year or less	$69,419
Due in greater than one year	57,242
Total	$126,661

The Company periodically evaluates its investments for expected credit losses. The unrealized losses on the available-for-sale securities were primarily due to unfavorable changes in interest rates subsequent to the initial purchase of these securities. None of the Company's available-for-sale securities have been in a continuous unrealized loss position for twelve months or longer as of December 31, 2024. The Company expects to recover the full carrying value of its available-for-sale securities in an unrealized loss position as it does not intend or anticipate a need to sell these securities prior to recovering the associated unrealized losses. The Company also expects any credit losses would be immaterial based on the high-grade credit rating for each of such available-for-sale securities. As a result, the Company does not consider any portion of the unrealized losses as of December 31, 2024 and 2023 to represent a credit loss.

(4)
Acquisitions, Intangible Assets, and Goodwill

Acquisitions

On October 15, 2024, the Company completed an acquisition of a privately-held company for an aggregate of $33.6 million, consisting of $26.7 million of cash and $6.9 million of equity consideration through the issuance of 0.8 million shares of its common stock. This includes a holdback that will be paid on the 12-month anniversary of the closing date. The Company has accounted for this transaction as a business combination. In allocating the aggregate purchase price based on the estimated fair values, the Company recorded $9.6 million of cash, $3.7 million as a developed technology intangible asset, $0.7 million as a customer related intangible asset, and $90 thousand as a trade name asset. The useful lives of the acquired intangible assets are as follows:

Intangible Asset	Useful Life

Developed technology	5 years
Customer related	3 years
Trade name	1 year

The excess of purchase consideration over the fair value of net assets acquired was recorded as goodwill in the amount of $20.3 million after measurement period and working capital adjustments. As part of the acquisition, the Company also agreed to retention agreements with key employees in which 1.4 million shares of common stock are restricted and deemed as compensation for post combination services. The total value of $13.0 million related to these restricted shares was recognized as stock-based compensation expense in the year ended December 31, 2024.

The Company believes the goodwill balance associated with the acquisition represents the synergies expected from expanded market opportunities when integrating the acquired developed technology with the Company’s offerings as well as acquiring an assembled workforce. Related goodwill is deductible for income tax purposes. Aggregate acquisition-related costs associated with the business combination was not material for all periods presented and were included in general and administrative expenses in the consolidated statements of operations.

The results of operations of this business combination have been included in the Company’s consolidated financial statements from the acquisition date. The business combination did not have a material impact on the Company’s consolidated financial statements. Therefore, historical results of operations prior to the acquisition dates and pro forma results of operations have not been presented.

Intangible Assets Other Than Goodwill

Intangible assets, net consisted of the following (in thousands):

	As of December 31, 2024			As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology	$9,250	$(5,708)	$3,542	$5,550	$(5,258)	$292
Customer related	1,631	(880)	751	931	(614)	317
Trade name	90	(19)	71	—	—	—
Intangible assets, net	$10,971	$(6,607)	$4,364	$6,481	$(5,872)	$609

Amortization expense of intangible assets was $0.7 million, $1.4 million, and $2.1 million for the years ended December 31, 2024, 2023, and 2022, respectively.

As of December 31, 2024, future amortization expense is expected to be as follows (in thousands):

Amount
2025	$1,145
2026	972
2027	923
2028	741
2029	583
Total	$4,364

(5)
Stockholders’ Equity and Equity Incentive Plans

Preferred stock

In connection with the direct listing of the Company's Class A common stock on the Nasdaq Capital Market (the "Direct Listing") on September 21, 2021, an amended and restated certificate of incorporation of the Company was filed with the Secretary of State of the State of Delaware, which authorized the issuance of 20 million shares of undesignated preferred stock with a par value of $0.00001 per share and rights and preferences, including voting rights, designated from time to time by the Company's board of directors.

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

The Company has reserved shares of its Class A common stock as follows:

	As of December 31, 2024	As of December 31, 2023

2014 Stock Option and Grant Plan and 2021 Incentive Award Plan:
Equity plan stock options outstanding	11,501,725	14,268,055
RSUs outstanding	13,519,769	11,301,279
Shares available for future issuance	18,310,859	18,260,813
2021 Employee Stock Purchase Plan:
Shares available for future issuance	4,810,524	4,079,994
Total reserved shares	48,142,877	47,910,141

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

2021 Incentive Award Plan

In August 2021, the Company's board of directors adopted, and its stockholders approved, the 2021 Plan, which became effective in connection with the Direct Listing. The 2021 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSU awards, performance bonus awards, performance stock units, dividend equivalent awards and other forms of equity compensation (collectively, “equity awards”). As of December 31, 2024, a total of 18,310,859 shares of the Company's Class A common stock have been reserved for issuance under the 2021 Plan in addition to (i) any shares available for issuance under the 2014 Plan as of the effective date of the 2021 Plan, (ii) the number of shares represented by awards outstanding under the Company's 2014 Plan (“Prior Plan Awards”) that become available upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class A common stock underlying outstanding stock awards granted under the 2014 Plan, and (iii) an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (A) 5% of the shares of the Company's common stock outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the Company's board of directors; provided, however, that no more than 88,000,000 shares of stock may be issued upon the exercise of incentive stock options.

Stock Option Awards

Stock options granted under the 2014 Plan and the 2021 Plan (collectively, the “combined stock plans”) generally vest based on continued service over four years.

Option activity under the Company's combined stock plans is set forth below:

			Weighted
		Weighted	average	Aggregate
	Outstanding	average	remaining	intrinsic
	stock	exercise	contractual	value
	options	price	life (years)	(in thousands)
Balances as of December 31, 2023	14,268,055	$4.40	6.27	$118,757
Granted	—	—
Exercised	(2,256,288)	2.89
Cancelled/forfeited	(510,042)	10.81
Balances as of December 31, 2024(1)	11,501,725	$4.41	5.25	$70,628
Exercisable as of December 31, 2024(2)	10,998,001	$4.05	5.16	$71,436

(1)
As no forfeitures are estimated due to the Company's adoption of ASU No. 2016-09, all options are vested or expected to vest. As of December 31, 2024, no options were outstanding that were subject to a future performance condition
(2)
Exercisable shares include vested options as well as unvested shares that can be early exercised

The aggregate intrinsic values of options are calculated as the difference between the exercise price of the options and the market price for shares of the Company’s Class A common stock as of each period-end. The total intrinsic value of options exercised for the years ended December 31, 2024, 2023, and 2022 was $17.3 million, $16.4 million, and $23.3 million, respectively.

No stock options were granted in the year ended December 31, 2024. Stock options granted during the years ended December 31, 2023 and 2022 had a weighted average grant date fair value of $6.69 and $8.27 per share, respectively. The fair value is being expensed over the vesting period of the options on a straight-line basis as the services are being provided. No tax benefits were realized from options during the periods.

As of December 31, 2024, total unrecognized stock-based compensation expense related to options outstanding under the combined stock plans was $3.2 million. This unrecognized expense as of December 31, 2024 is expected to be recognized over the weighted average remaining vesting period of 2.10 years. As of December 31, 2024, the Company had 342,000 shares of non-employee stock options outstanding under the combined stock plans.

The fair value of each option granted to employees under the 2021 Plan is estimated on the grant date using the Black-Scholes pricing model.

The following range of assumptions and data inputs were used in the Black-Scholes option-pricing model to estimate the fair value of the options granted under the 2021 Plan:

Year Ended December 31,
	2024	2023	2022
Fair value of common stock	—	$11.37 - $12.37	$14.62 - $15.63
Expected dividend yield	—	—	—
Risk-free interest rate	—	3.59% - 4.36%	3.01% - 3.36%
Expected volatility	—	56.5% - 56.8%	55.3% - 55.6%
Expected term (years)	—	5.5 - 6.0	6.0 - 6.3

Restricted Stock Units

RSUs granted under the 2021 Plan generally vest based on continued service. During the years ended December 31, 2024, 2023, and 2022, the Company recorded $85.2 million, $77.1 million, and $46.0 million in expense related to RSUs, respectively.

The total fair value of RSUs vested during the years ended December 31, 2024, 2023, and 2022 was $69.7 million, $56.3 million, and $25.4 million, respectively. As of December 31, 2024, total unrecognized stock-based compensation expense related to RSUs was $138.8 million. This unrecognized expense as of December 31, 2024 is expected to be recognized over the weighted average remaining vesting period of 2.13 years. As of December 31, 2024, the Company had 177,661 shares of non-employee RSUs outstanding under the combined stock plans.

RSU activity for the year ended December 31, 2024 was as follows:

	Restricted stock units	Weighted-average grant date fair value per share
Balance as of December 31, 2023	11,301,279	$14.76
Granted	12,135,585	9.59
Vested	(6,794,806)	13.59
Cancelled/forfeited	(3,122,289)	13.45
Balance as of December 31, 2024	13,519,769	$11.02

2021 Employee Stock Purchase Plan

In August 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective in connection with the Direct Listing. The ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. As of December 31, 2024, a total of 4,810,524 shares of the Company’s Class A common stock have been reserved for future issuance under the ESPP, in addition to any annual automatic evergreen increases in the number of shares of Class A common stock reserved for future issuance under the ESPP. The ESPP offers employees the option to purchase shares through a series of consecutive 12-month offering periods on each May 15th and November 15th (with two six-month purchase periods during each offering period). The price at which Class A common stock is purchased under the ESPP is equal to the lower of (i) 85% of the closing trading price per share of the Company's Class A common stock on the first trading date of an offering period in which a participant is enrolled or (ii) 85% of the closing trading price per share on the purchase date, which will occur on the last trading day of each purchase period, or such other price designated by the administrator.

The ESPP offers a rollover feature pursuant to which, if the fair market value of a share of Class A common stock on the first purchase date is lower than the fair market value on the first trading day of the offering period, the respective offering period will terminate and each participant will be automatically enrolled in the offering period that commences immediately following the purchase date. In accordance with the rollover feature, immediately following the conclusion of the purchase period ended May 14, 2024, the offering period was terminated and participants were automatically enrolled in a new 12-month offering period commencing on May 15, 2024 and ending on May 14, 2025. The impact of the rollover feature did not result in material incremental compensation cost for the year ended December 31, 2024.

The following assumptions were used to calculate the fair value of shares to be granted under the ESPP during the period utilizing the Black-Scholes option-pricing model:

	Year Ended December 31,
	2024	2023	2022
Fair value of common stock	$9.34 - $9.59	$9.98 - $10.76	$14.77 - $17.04
Expected dividend yield	—	—	—
Risk-free interest rate	4.34% - 5.43%	4.75% - 5.41%	1.54% - 4.63%
Expected volatility	44.4% - 56.0%	56.8% - 60.0%	60.0%
Expected term (years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0

The expected term for the ESPP purchase rights is based on the duration of the offering period. Estimated volatility for ESPP purchase rights is based on the historical volatility of the Company's Class A common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time the ESPP purchase right was granted at the beginning of the offering period. The Company has not declared, nor does it expect to declare dividends.

As of December 31, 2024, 1.3 million shares have been purchased under the ESPP. During the years ended December 31, 2024, 2023, and 2022, the Company issued 469,567, 473,792, and 350,341 shares under the ESPP, respectively, in settlement of $3.8 million, $4.1 million, and $4.7 million of ESPP liabilities, respectively.

During the years ended December 31, 2024, 2023, and 2022 the Company recognized $1.6 million, $2.4 million, and $5.7 million of stock-based compensation expense related to the ESPP, respectively. As of December 31, 2024, total unrecognized compensation costs related to the ESPP was $0.5 million, which will be amortized over a weighted average period of 0.52 years.

Stock-based compensation expense, net of actual forfeitures is reflected in the consolidated statement of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$6,472	$7,300	$6,468
Research and development	44,421	36,643	27,855
Sales and marketing	32,119	29,404	17,143
General and administrative	17,007	14,085	15,757
Restructuring and other related charges	—	853	—
Total stock-based compensation expense	$100,019	$88,285	$67,223

(6)
Employee Benefit Plans

The Company has established a savings and retirement plan for employees that permits participants to make contributions by salary deductions pursuant to Section 401(k) of the Internal Revenue Code. The plan is available to all regular employees on the Company’s U.S. payroll. The Company does not currently match employees’ contributions.

(7)
Income Taxes

Pre-tax book loss has been recorded in the following jurisdictions (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$(97,993)	$(95,662)	$(97,047)
Foreign	5,465	6,568	4,466
Worldwide pre-tax loss	$(92,528)	$(89,094)	$(92,581)

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$—	$—	$—
State	164	51	86
Foreign	1,250	516	619
Total Current	$1,414	$567	$705
Deferred:
Federal	$(127)	$—	$—
State	(29)	—	—
Foreign	533	702	91
Total Provision	$1,791	$1,269	$796

The provision for income taxes differs from the amount computed by applying the federal income tax rate of 21% to pre-tax loss for the years ended December 31, 2024, 2023, and 2022 from operations as a result of the following:

	Year Ended December 31,
	2024	2023	2022
Statutory federal income tax rate	21.00%	21.00%	21.00%
State income taxes, net of federal tax benefits	2.51	4.11	4.34
Permanent differences	(0.51)	(0.48)	(0.29)
Tax credits	6.63	7.24	6.49
Foreign rate differential	(0.06)	0.18	0.25
Stock based compensation	(10.16)	(9.70)	(3.36)
Other	0.16	0.07	(0.04)
Valuation allowance	(21.49)	(23.84)	(29.25)
Tax provision	(1.92)%	(1.42)%	(0.86)%

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023 related to the following (in thousands):

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$123,133	$111,904
Credit carryforwards	29,143	22,428
Stock-based compensation	4,670	7,187
Accruals and reserves	2,961	550
Operating lease liability	1,402	2,049
Fixed assets	226	86
Capitalized research and development costs	31,971	25,277
Intangibles	—	428
Accumulated other comprehensive loss	2	45
Other	174	175
Gross tax assets	193,682	170,129
Valuation allowance	(184,238)	(161,456)
Realizable deferred tax assets	9,444	8,673
Deferred tax liabilities:
Deferred commission costs	$(10,636)	$(9,491)
Operating lease right-of-use assets	(1,328)	(1,720)
Intangibles	(550)	—
Gross deferred liabilities	(12,514)	(11,211)
Net deferred tax assets (liabilities)	$(3,070)	$(2,538)

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

As of December 31, 2024, the Company had approximately $473.6 million and $356.3 million of net operating loss carryforwards available to offset future federal and state taxable income, respectively. If realized, none of the net operating loss carryforwards will be recognized as a benefit through additional paid-in capital. If not realized, federal carryforward losses of $25.4 million will expire beginning in 2032 and $448.2 million of carryforward losses will carryforward indefinitely. State carryforwards will expire beginning 2030.

As of December 31, 2024, the Company had tax credit carryforwards of $16.7 million and $14.8 million, net of reserves to offset future federal and state tax and $0.8 million of foreign research tax credit carryforwards. The carryforwards will expire in various amounts for federal purposes beginning 2033. The California R&D credits will not expire but the California competes tax credits will expire beginning 2026. The foreign research tax credits are allowed a carryforward of 20 years and are set to expire in 2042.

Utilization of net operating loss carryforwards and credits may be subject to substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in the expiration of the net operating losses before utilization.

As of December 31, 2024, the Company had unrecognized income tax benefits of $7.3 million. The increase in the Company’s unrecognized tax benefit was primarily attributable to current year credit activities. A reconciliation of the beginning and ending amount of unrealized tax benefit (excluding interest and penalties) is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$5,118	$3,625	$2,253
Increases related to tax positions taken during a prior year	—	—	—
Decreases related to tax positions taken during a prior year	—	—	—
Increases related to tax positions taken during the current year	2,145	1,493	1,372
Ending balance	$7,263	$5,118	$3,625

The total unrecognized tax benefit, if recognized, would not affect the Company’s effective tax rate as the tax benefit would increase the deferred tax asset, which is currently offset with a full valuation allowance. The Company does not anticipate that the amount of existing unrecognized tax benefit will significantly increase or decrease within the next 12 months. Accrued interest and penalties related to the unrecognized tax benefits are recorded in income tax expense. No interest, penalties, or tax benefits were recognized during the year ended December 31, 2024.

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

The Company provides for U.S. federal income taxes on the earnings of foreign subsidiaries unless they are considered permanently reinvested outside of the U.S. As of December 31, 2024, the Company’s management asserted that it is their intent to indefinitely reinvest unremitted foreign earnings for all its foreign entities.

(8)
Operating Leases

The components of lease expense were as follows (in thousands, except years and rate):

	Year Ended December 31,
	2024	2023
Operating lease cost	$3,985	$3,917
Short-term lease cost	959	894
Total lease cost	$4,944	$4,811

	As of December 31,
	2024	2023
Weighted average remaining term (years)	1.73	1.88
Weighted average discount rate	4.08%	3.49%

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Year Ended December 31,
	2024	2023
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,209	$1,079
Cash paid for operating lease liabilities	$4,888	$4,122

Future minimum lease payments under non-cancellable operating leases with initial lease terms in excess of one year included in the Company’s lease liabilities as of December 31, 2024 were as follows (in thousands):

Year ending December 31:
2025	3,811
2026	1,146
2027	781
2028	47
2029 and thereafter	—
Total undiscounted operating lease payments	$5,785
Less: imputed interest	(201)
Total operating lease liabilities	$5,584

(9)
Commitments and Contingencies

Legal Matters

On February 14, 2024, a putative securities class action captioned Chicago & Vicinity Laborers’ District Council Pension Fund v. Amplitude, Inc., et al., Case No. 3:24-cv-00898 (the “Securities Class Action”) was filed in the United States District Court for the Northern District of California, naming the Company, its Chief Executive Officer, and its former Chief Financial Officer as defendants. The lawsuit is purportedly brought on behalf of all those who purchased or acquired the Company’s common stock between September 21, 2021 and February 16, 2022. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on allegedly false or misleading statements related to the Company’s business and financial outlook. The lawsuit seeks unspecified damages and other relief. The defendants filed a motion to dismiss the complaint on July 12, 2024, which was granted with leave to amend on October 2, 2024. The plaintiffs filed an amended complaint on October 23, 2024. The defendants filed a motion to dismiss the amended complaint on November 13, 2024, and, on January 13, 2025, the court dismissed the amended complaint with prejudice and entered judgment in favor of the defendants.

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

On August 8, 2024, a putative privacy class action captioned Atkins v. Amplitude, Inc., Case No. 3:24-cv-04913 was filed in the United States District Court for the Northern District of California, naming the Company as a defendant. The lawsuit is purportedly brought on behalf of all individuals who downloaded and used an application on their mobile device that embedded the Company’s Software Development Kit (“SDK”) and did not publicly disclose the Company in the application’s notices or disclosures. The complaint asserts claims under the Federal Wiretap Act, California Wiretap Act, California Invasion of Privacy Act, and California Comprehensive Computer Data Access and Fraud Act. The complaint seeks statutory damages and other relief. The plaintiffs filed an amended complaint on November 15, 2024. The Company filed a motion to dismiss the amended complaint on January 7, 2025.

On September 18, 2024, an individual privacy action captioned Shah v. Amplitude, Inc., Case No. 2:24-cv-08155-MEMF-JPR was filed in the United States District Court for the Central District of California, naming the Company as a defendant. The lawsuit is brought by an individual who alleges to have used an application on his mobile device that embedded the SDK without explicitly identifying the Company in the application’s notices or disclosures. The complaint asserts claims under the Federal Wiretap Act, California Wiretap Act, California Invasion of Privacy Act, and California Comprehensive Computer Data Access and Fraud Act. The complaint seeks statutory damages and other relief. On December 4, 2024, the court stayed the case pending final resolution of Atkins v. Amplitude, Inc., Case No. 3:24-cv-04913 (N.D. Cal.).

On October 7, 2024, a putative privacy class action captioned Willey v. Amplitude, Inc., Case No. 1:24-cv-07577 was filed in the United States District Court for the Southern District of New York. The lawsuit was purportedly brought on behalf of all persons who accessed the Oscar Health website or application in Pennsylvania and entered information in response to prompts in the “Find a Plan” function. The complaint alleged that the Company’s services operate on the Oscar Health website and application to intercept information submitted by users for a health insurance quote. The complaint asserted a claim under Pennsylvania’s Wiretapping and Electronic Surveillance Act. The complaint sought unspecified damages and other relief. On December 5, 2024, the plaintiff voluntarily dismissed the case and re-filed in the Superior Court of the State of California. The Company removed the case to the United States District Court for the Northern District of California on December 16, 2024. On January 27, 2025, the plaintiff voluntarily dismissed the case.

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

(10)
Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2024	2023	2022

Net loss attributable to Class A and Class B common stockholders	$(94,319)	$(90,363)	$(93,377)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	123,900	116,938	111,437
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.76)	$(0.77)	$(0.84)

The following potential shares of common stock were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	As of December 31,
	2024	2023	2022
Equity plan stock options outstanding	11,502	14,268	16,768
Equity plan stock options early exercised	—	5	235
RSUs outstanding	13,520	11,301	9,914
Restricted shares	301	—	241
Shares issuable pursuant to the ESPP	549	449	558
Total	25,872	26,023	27,716

(11)
Subsequent Events

In January and February 2025, the Company issued 1.3 million RSUs to its employees with service-based vesting conditions. The service-based vesting condition for these awards is satisfied over three years. The grant date fair value of the RSUs issued in January and February 2025 was approximately $14.3 million.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an audit report on our internal control over financial reporting. That Report of Independent Registered Public Accounting Firm is included in Item 8 of this Annual Report on Form 10-K.

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

Item 9B. Other Information.

Elisa Steele will be resigning from our Board of Directors immediately following our 2025 annual meeting of stockholders, which we currently expect to hold on June 12. Ms. Steele has been a valued member of our Board for over four years and we thank her for her numerous contributions.

On December 10, 2024, Catherine Wong, a member of our board of directors, adopted a Rule 10b5-1 trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 15,532 shares of our Class A common stock until December 31, 2025.

On December 13, 2024, Eric Vishria, a member of our board of directors, adopted a Rule 10b5-1 trading plan, as Trustee to The Vishria Revocable Trust, that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 210,500 shares of our Class A common stock (less any shares sold pursuant to the Rule 10b5-1 trading plan that Mr. Vishria, as Trustee to The Vishria Revocable Trust, entered into on March 1, 2024 (the “Prior 10b5-1 Plan”) following the expiration of the Prior 10b5-1 Plan and until May 29, 2026.

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

The remaining information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

1.
Financial Statements

The following financial statement are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Stockholders’ Equity

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

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant.	8-K	001-40817	3.1	6/12/2024
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-40817	3.2	9/21/2021
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-40817	4.1	2/16/2022
4.2	Specimen Stock Certificate evidencing the shares of Class A Common Stock.	S-1	333-259168	4.2	8/30/2021
4.3	Specimen Stock Certificate evidencing the shares of Class B Common Stock.	S-8	333-259698	4.4	9/21/2021
4.4	Amended and Restated Investors’ Rights Agreement, dated as of May 28, 2021, as amended, by and among the Registrant and certain of its stockholders.	S-1	333-259168	4.3	8/30/2021
4.5	Warrant to Purchase Common Stock, dated November 22, 2017, issued to Pacific Western Bank.	S-1	333-259168	4.4	8/30/2021
10.1	Sublease, dated May 13, 2021, by and between the Registrant and Postmates, LLC.	S-1	333-259168	10.1	8/30/2021
10.2(a)#	Amended and Restated 2014 Stock Option and Grant Plan, as amended.	S-1	333-259168	10.2(a)	8/30/2021
10.2(b)#	Form Agreements under Amended and Restated 2014 Stock Option and Grant Plan, as amended.	S-1	333-259168	10.2(b)	8/30/2021
10.3(a)#	2021 Incentive Award Plan.	S-1	333-259168	10.3(a)	8/30/2021
10.3(b)#	Form Agreements under 2021 Incentive Award Plan.	S-1	333-259168	10.3(b)	8/30/2021
10.4#	2021 Employee Stock Purchase Plan.	S-1	333-259168	10.4	8/30/2021

10.5#	Form of Indemnification Agreement between the Registrant and each of its Directors and Executive Officers.	S-1	333-259168	10.5	8/30/2021
10.6#	Section 16 Bonus Plan	10-Q	001-40817	10.1	8/8/2023
10.7#	Amended Non-Employee Director Compensation Program.	10-Q	001-40817	10.1	11/7/2024
10.8#	Executive Severance Plan	10-Q	001-40817	10.2	11/7/2024
10.9#	Form of Employment Agreement between the Registrant and each of its executive officers	10-Q	001-40817	10.3	11/7/2024
19.1	Insider Trading Compliance Policy					X
21.1	Subsidiaries of Registrant	10-K	001-40817	21.1	2/20/2024
23.1	Consent of KPMG LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included in signature page hereto)					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	001-40817	97.1	2/20/2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

Amplitude, Inc.

By:

/s/ Spenser Skates
Spenser Skates Chief Executive Officer

Date: February 20, 2025

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Spenser Skates, Andrew Casey, and Elizabeth Fisher, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Spenser Skates	Chief Executive Officer and Chairperson	February 20, 2025
Spenser Skates	(Principal Executive Officer)

/s/ Andrew Casey	Chief Financial Officer	February 20, 2025
Andrew Casey	(Principal Financial and Accounting Officer)

/s/ Ron Gill	Director	February 20, 2025
Ron Gill

/s/ Pat Grady	Director	February 20, 2025
Pat Grady

/s/ Curtis Liu	Director	February 20, 2025
Curtis Liu

/s/ Erica Schultz	Director	February 20, 2025
Erica Schultz

/s/ Elisa Steele	Director	February 20, 2025
Elisa Steele

/s/ Eric Vishria	Director	February 20, 2025
Eric Vishria

/s/ James Whitehurst	Director	February 20, 2025
James Whitehurst

/s/ Catherine Wong	Director	February 20, 2025
Catherine Wong