Form 10-Q
period 2025-03-31
Amplitude, Inc.
filed 2025-05-07
CIK 1866692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 2, 2025, there were 98,795,586 shares of the registrant's Class A common stock and 32,093,043 shares of the registrant's Class B common stock, each with a $0.00001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AMPLITUDE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(unaudited)

	As of March 31, 2025	As of December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$131,173	$171,678
Restricted cash, current	885	881
Marketable securities, current	77,867	69,419
Accounts receivable, net of allowance for doubtful accounts of $1,139 and $1,417 as of March 31, 2025 and December 31, 2024, respectively	41,746	26,346
Prepaid expenses and other current assets	18,893	20,353
Deferred commissions, current	15,412	14,954
Total current assets	285,976	303,631
Marketable securities, noncurrent	73,995	57,242
Property and equipment, net	16,349	16,333
Intangible assets, net	4,059	4,364
Goodwill	24,358	24,370
Deferred commissions, noncurrent	27,945	27,697
Operating lease right-of-use assets	5,300	5,286
Other noncurrent assets	7,806	6,988
Total assets	$445,788	$445,911
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,242	$991
Accrued expenses	31,905	33,851
Deferred revenue	117,004	109,671
Total current liabilities	151,151	144,513
Operating lease liabilities, noncurrent	2,079	1,772
Noncurrent liabilities	3,098	3,070
Total liabilities	156,328	149,355
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value per share; 20,000 shares authorized as of March 31, 2025 and December 31, 2024; zero shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Class A common stock, $0.00001 par value per share; 600,000 shares authorized as of March 31, 2025 and December 31, 2024; 98,764 and 96,095 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1	1
Class B common stock, $0.00001 par value per share; 600,000 shares authorized as of March 31, 2025 and December 31, 2024; 32,093 and 33,093 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	769,213	754,398
Accumulated other comprehensive income (loss)	326	6
Accumulated deficit	(480,080)	(457,849)
Total stockholders’ equity	289,460	296,556
Total liabilities and stockholders’ equity	$445,788	$445,911

See accompanying notes to condensed consolidated financial statements.

AMPLITUDE, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2025	2024

Revenue	$79,953	$72,624
Cost of revenue	20,204	18,889
Gross profit	59,749	53,735
Operating expenses:
Research and development	23,533	22,953
Sales and marketing	44,146	40,817
General and administrative	16,268	14,670
Total operating expenses	83,947	78,440
Other income (expense), net	2,745	3,671
Loss before provision for (benefit from) income taxes	(21,453)	(21,034)
Provision for (benefit from) income taxes	778	426
Net loss	$(22,231)	$(21,460)
Net loss per share attributable to Class A and Class B common stockholders:
Basic and diluted	(0.17)	(0.18)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders:
Basic and diluted	129,696	120,826

Other comprehensive loss
Net unrealized gains (losses) on marketable securities	320	67
Comprehensive loss	$(21,911)	$(21,393)

See accompanying notes to condensed consolidated financial statements.

AMPLITUDE, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(unaudited)

	Class A and Class B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2024	129,188	$1	$754,398	$6	$(457,849)	$296,556
Stock-based compensation expense	—	—	21,355	—	—	21,355
Exercise of stock options	534	—	1,529	—	—	1,529
Vesting of restricted stock units	1,805	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units	(670)	—	(8,069)	—	—	(8,069)
Net loss	—	—	—	—	(22,231)	(22,231)
Other comprehensive income (loss), net	—	—	—	320	—	320
Balance at March 31, 2025	130,857	$1	$769,213	$326	$(480,080)	$289,460

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

AMPLITUDE, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(22,231)	$(21,460)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,285	1,450
Stock-based compensation expense	20,597	21,064
Other	254	(239)
Non-cash operating lease costs	1,128	985
Changes in operating assets and liabilities:
Accounts receivable	(15,380)	(6,784)
Prepaid expenses and other current assets	1,633	(2,208)
Deferred commissions	(707)	126
Other noncurrent assets	(819)	(2,909)
Accounts payable	1,184	11,347
Accrued expenses	(1,873)	(507)
Deferred revenue	7,333	201
Operating lease liabilities	(1,426)	(1,114)
Net cash provided by (used in) operating activities	(8,022)	(48)
Cash flows provided by (used in) investing activities:
Cash received from maturities of marketable securities	8,550	42,500
Purchases of marketable securities	(33,735)	(18,352)
Purchase of property and equipment	(439)	(357)
Capitalization of internal-use software costs	(765)	(733)
Net cash provided by (used in) investing activities	(26,389)	23,058
Cash flows provided by (used in) financing activities:
Proceeds from the exercise of stock options	1,529	1,794
Cash received for tax withholding obligations on equity award settlements	1,378	1,546
Cash paid for tax withholding obligations on equity award settlements	(8,997)	(9,133)
Net cash provided by (used in) financing activities	(6,090)	(5,793)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(40,501)	17,217
Cash, cash equivalents, and restricted cash at beginning of period	172,559	249,360
Cash, cash equivalents, and restricted cash at end of period	$132,058	$266,577
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$410	$121
Non-cash investing and financing activities:
Purchases of property and equipment included in liabilities	$79	$248
Stock-based compensation capitalized as internal-use software costs	$758	$701

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

The chief operating decision maker, who, in the Company’s case, is the Chief Executive Officer (“CEO”), assesses performance for the software segment and decides how to allocate resources based on functional expenses exclusive of stock-based compensation and amortization of acquired intangible assets as well as related tax impacts of these items. The CEO uses these functional expense captions and consolidated net loss to evaluate income generated or losses incurred from the software segment, and utilizes the metric in deciding operating decisions, including, but not limited to, investing in research and development, product developments, personnel, and other expenses. The measure of segment assets is reported on the balance sheet as total consolidated assets.

The following tables set forth operating segment information (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue	$79,953	$72,624
Less:
Cost of revenue(1)	18,755	17,145
Research and development(1)	15,454	13,421
Sales and marketing(1)	35,866	33,521
General and administrative(1)	11,995	10,616
Other segment expenses	22,081	22,626
Other income	(2,745)	(3,671)
Provision for income taxes	778	426
Consolidated net loss	$(22,231)	$(21,460)

(1)
Amounts exclude other segment expenses as follows:

	Three Months Ended March 31,
	2025	2024
Stock-based compensation expense and related employer payroll taxes	$21,777	$22,313
Amortization of acquired intangible assets	304	313
Total other segment expenses	$22,081	$22,626

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

The unaudited condensed consolidated balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including certain notes required by U.S. GAAP on an annual reporting basis. In management’s opinion, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to state fairly the balance sheet, statements of operations and comprehensive loss, statements of stockholders’ equity, and statements of cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”).

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

No customer accounted for 10% or more of total revenue for the three months ended March 31, 2025 and 2024. As of March 31, 2025 and December 31, 2024, no customer represented 10% or more of accounts receivable.

Significant Accounting Policies

The Company's significant accounting policies are described in the 2024 Form 10-K. There have been no significant changes to these policies that have had a material impact on the Company’s condensed consolidated financial statements and related notes for the three months ended March 31, 2025.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of the new standard on its consolidated financial statements which is expected to result in enhanced disclosures.

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

(2)
Revenue from Contracts with Customers

Deferred Revenue and Remaining Performance Obligations

The amount of revenue recognized in the three months ended March 31, 2025 that was included in deferred revenue as of December 31, 2024 was $57.5 million.

As of March 31, 2025 and December 31, 2024, unrecognized transaction price related to remaining performance obligations was $325.9 million and $308.6 million, respectively. The Company’s remaining performance obligations as of March 31, 2025 and December 31, 2024 are expected to be recognized as follows (in thousands):

	As of March 31, 2025	As of December 31, 2024

Less than or equal to 12 months	$233,801	$223,320
Greater than 12 months	92,068	85,315
Total remaining performance obligations	$325,869	$308,635

Disaggregation of Revenue

The following table shows the Company’s disaggregation of revenue by geographic areas, as determined based on the address of the Company's customers (in thousands):

	Three Months Ended March 31,
	2025	2024
United States	$48,634	$43,243
International	31,319	29,381
Total revenue	$79,953	$72,624

Deferred Commissions

Commissions paid upon the initial acquisition of a contract are deferred and then amortized on a straight-line basis over a period of benefit, determined to be five years. Commissions paid for subsequent renewals are amortized over the renewal term. The following table represents a roll forward of the Company’s deferred commissions for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Beginning balance	$42,651	$38,386
Additions to deferred commissions	4,612	3,227
Amortization of deferred commissions	(3,906)	(3,352)
Ending balance	43,357	38,261
Deferred commissions, current portion	15,412	13,190
Deferred commissions, net of current portion	27,945	25,071
Total deferred commissions	$43,357	$38,261

(3)
Balance Sheet Components

The following tables show the Company’s financial statement details as of March 31, 2025 and December 31, 2024.

Cash, Cash Equivalents and Restricted Cash

The following table represents the Company's cash, cash equivalents, and restricted cash at each period end (in thousands):

	As of March 31,		As of December 31,
	2025	2024	2024	2023
Cash and cash equivalents	$131,173	$265,705	$171,678	$248,491
Restricted cash, current	885	—	881	—
Restricted cash, noncurrent	—	872	—	869
Total cash, cash equivalents, and restricted cash	$132,058	$266,577	$172,559	$249,360

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2025	2024
Prepaid hosting	$6,896	$6,128
Other prepaid expenses and other assets	11,997	14,225
Total prepaid expense and other current assets	$18,893	$20,353

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2025	2024
Accrued hosting	$3,366	$1,151
Accrued commission and bonus	9,516	17,215
Accrued payroll and employee related taxes	3,543	2,500
Accrued sales tax	569	429
2021 Employee Stock Purchase Plan withholding	1,946	811
Operating lease liabilities, current	3,290	3,812
Customer refunds and credits	1,113	1,300
Non-income tax liabilities	1,271	1,058
Other accrued liabilities	7,291	5,575
Total accrued expenses	$31,905	$33,851

(4)
Fair Value Measurements

The following table summarizes, for financial assets measured at fair value, the respective fair value and classification by level of input within the fair value hierarchy (in thousands):

	As of March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$115,019	$—	$—	$115,019
Level 2:
Available-for-sale securities
U.S. governmental and agency securities	151,536	326	—	151,862
Total	$266,555	$326	$—	$266,881

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$137,374	$—	$—	$137,374
Level 2:
Cash equivalents(1)
U.S. governmental and agency securities	12,826	—	—	12,826
Available-for-sale securities
U.S. governmental and agency securities	126,655	6	—	126,661
Total	$276,855	$6	$—	$276,861

(1)
Included in “Cash and cash equivalents” in the Company’s condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, in addition to cash of $16.2 million and $21.5 million, respectively.

The Company uses quoted prices in active markets for identical assets to determine the fair value of the Company's Level 1 investments. The fair value of the Company's Level 2 investments is determined using pricing based on quoted market prices or alternative market observable inputs.

The fair value of the Company's available-for-sale securities as of March 31, 2025, by remaining contractual maturities, was as follows (in thousands):

As of March 31, 2025
Due in one year or less	$77,867
Due in greater than one year	73,995
Total	$151,862

(5)
Intangible Assets, Net

Intangible Assets Other Than Goodwill

Intangible assets, net consisted of the following (in thousands):

	As of March 31, 2025			As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology	$9,250	$(5,890)	$3,360	$9,250	$(5,708)	$3,542
Customer related	1,631	(981)	650	1,631	(880)	751
Trade name	90	(41)	49	90	(19)	71
Intangible assets, net	$10,971	$(6,912)	$4,059	$10,971	$(6,607)	$4,364

Amortization expense of intangible assets was $0.3 million for each of the three months ended March 31, 2025 and 2024.

As of March 31, 2025, future amortization expense is expected to be as follows (in thousands):

Amount
Remainder of 2025	$840
2026	972
2027	923
2028	741
2029	583
Total	$4,059

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

The Company has reserved shares of its common stock as follows:

	As of March 31, 2025	As of December 31, 2024

2014 Stock Option and Grant Plan and 2021 Incentive Award Plan:
Equity plan stock options outstanding	10,955,172	11,501,725
RSUs outstanding	12,526,884	13,519,769
Shares available for future issuance	24,641,128	18,310,859
2021 Employee Stock Purchase Plan:
Shares available for future issuance	6,102,408	4,810,524
Total reserved shares	54,225,592	48,142,877

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

2021 Incentive Award Plan

In August 2021, the Company's board of directors adopted, and its stockholders approved, the 2021 Plan, which became effective in connection with the Direct Listing. The 2021 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSU awards, performance bonus awards, performance stock units, dividend equivalent awards and other forms of equity compensation (collectively, “equity awards”). As of March 31, 2025, a total of 24,641,128 shares of the Company's Class A common stock have been reserved for issuance under the 2021 Plan in addition to (i) any shares available for issuance under the 2014 Plan as of the effective date of the 2021 Plan, (ii) the number of shares represented by awards outstanding under the Company's 2014 Plan (“Prior Plan Awards”) that become available upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class A common stock underlying outstanding stock awards granted under the 2014 Plan, and (iii) an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (A) 5% of the shares of the Company's common stock outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the Company's board of directors; provided, however, that no more than 88,000,000 shares of stock may be issued upon the exercise of incentive stock options.

Stock Option Awards

Stock options granted under the 2014 Plan and the 2021 Plan (collectively, the “combined stock plans”) generally vest based on continued service over four years.

Option activity under the combined stock plans for the three months ended March 31, 2025 is set forth below:

			Weighted
		Weighted	average	Aggregate
	Outstanding	average	remaining	intrinsic
	stock	exercise	contractual	value
	options	price	life (years)	(in thousands)
Balances as of December 31, 2024	11,501,725	$4.41	5.25	$70,628
Granted	—	—
Exercised	(533,869)	2.85
Cancelled/forfeited	(12,684)	4.52
Balances as of March 31, 2025(1)	10,955,172	$4.48	5.03	$62,501
Exercisable as of March 31, 2025	10,619,531	$4.17	4.96	$63,929

(1)
As no forfeitures are estimated due to the Company’s adoption of ASU No. 2016-09, all options are vested or expected to vest. As of March 31, 2025, no options were outstanding that were subject to a future performance condition.

The aggregate intrinsic values of options are calculated as the difference between the exercise price of the options and the market price for shares of the Company’s Class A common stock as of each period-end. The total intrinsic value of options exercised for the three months ended March 31, 2025 and 2024 was $3.9 million and $5.8 million, respectively.

No stock options were granted in the three months ended March 31, 2025 and 2024. No tax benefits were realized from options during the periods.

As of March 31, 2025, total unrecognized stock-based compensation expense related to options outstanding under the combined stock plans was $2.6 million. This unrecognized expense as of March 31, 2025 is expected to be recognized over the weighted average remaining vesting period of 2.14 years. As of March 31, 2025, the Company had 312,000 shares of non-employee stock options outstanding under the combined stock plans.

The fair value of each option granted to employees under the 2021 Plan is estimated on the grant date using the Black-Scholes pricing model.

Restricted Stock Units

RSUs granted under the 2021 Plan generally vest based on continued service. During the three months ended March 31, 2025 and 2024, the Company recorded $20.5 million and $19.7 million in stock-based compensation related to RSUs, respectively.

The total fair value of RSUs vested during the three months ended March 31, 2025 and 2024 was $21.7 million and $20.6 million, respectively. As of March 31, 2025, total unrecognized stock-based compensation expense related to RSUs was $127.7 million. This unrecognized expense as of March 31, 2025 is expected to be recognized over the weighted average remaining vesting period of 2.05 years. As of March 31, 2025, the Company had 206,498 shares of non-employee RSUs outstanding under the combined stock plans.

RSU activity during the three months ended March 31, 2025 was as follows:

	Restricted stock units	Weighted-average grant date fair value per share
Balance as of December 31, 2024	13,519,769	$11.02
Granted	1,444,911	11.46
Vested	(1,804,908)	12.32
Cancelled/forfeited	(632,888)	11.20
Balance as of March 31, 2025	12,526,884	$10.88

2021 Employee Stock Purchase Plan

In August 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective in connection with the Direct Listing. The ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. As of March 31, 2025, a total of 6,102,408 shares of the Company’s Class A common stock have been reserved for future issuance under the ESPP, in addition to any annual automatic evergreen increases in the number of shares of Class A common stock reserved for future issuance under the ESPP. The ESPP offers employees the option to purchase shares through a series of consecutive 12-month offering periods on each May 15th and November 15th (with two six-month purchase periods during each offering period). The price at which Class A common stock is purchased under the ESPP is equal to the lower of (i) 85% of the closing trading price per share of the Company's Class A common stock on the first trading date of an offering period in which a participant is enrolled or (ii) 85% of the closing trading price per share on the purchase date, which will occur on the last trading day of each purchase period, or such other price designated by the administrator.

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

As of March 31, 2025, 1.3 million shares have been purchased under the ESPP. During the three months ended March 31, 2025 and 2024, the Company recognized $0.3 million and $0.4 million of stock-based compensation expense related to the ESPP, respectively. As of March 31, 2025, total unrecognized compensation cost related to the ESPP was $0.3 million, which will be amortized over a weighted average period of 0.36 years.

Stock-based compensation expense, net of actual forfeitures is reflected in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2025	2024

Cost of revenue	$1,267	$1,474
Research and development	7,506	8,914
Sales and marketing	7,819	6,871
General and administrative	4,005	3,805
Total stock-based compensation expense	$20,597	$21,064

(7)
Income Taxes

The Company had an effective tax rate of (3.6)% and (2.0)% for the three months ended March 31, 2025 and 2024, respectively. The Company continues to incur U.S. operating losses and has minimal profits in its foreign jurisdictions.

During the three months ended March 31, 2025 and 2024, the Company evaluated all available evidence, both positive and negative, including historical levels of income, and expectations and risks associated with estimates of future taxable income, and determined that it is more likely than not that its net deferred tax assets will not be realized in the United States. Due to uncertainties surrounding the realization of the deferred tax assets, the Company continues to maintain a full valuation allowance against its net deferred tax assets within the United States.

(8)
Operating Leases

Supplemental cash flow information related to operating leases was as follows (in thousands):

Three Months Ended March 31,
2025
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,087
Cash paid for operating lease liabilities	$1,426

Future minimum lease payments under non-cancellable operating leases with initial lease terms in excess of one year included in the Company’s lease liabilities as of March 31, 2025 were as follows (in thousands):

Year ending December 31:
Remainder of 2025	2,834
2026	1,685
2027	994
2028	47
2029 and thereafter	—
Total undiscounted operating lease payments	$5,560
Less: imputed interest	(191)
Total operating lease liabilities	$5,369

(9)
Commitments and Contingencies

Operating Leases

In March 2025, the Company entered into a new lease agreement for its principal executive office located in San Francisco, with a total commitment of $8.7 million. The lease will commence in November 2025 with an expiration date in fiscal 2029. The Company will recognize the related right-of-use assets and liabilities, which have not yet been determined, at the respective lease commencement date.

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

On June 10, 2024, a shareholder derivative complaint captioned Hawkins v. Spenser Skates, et al., Case No. 3:24-cv-03460 (the “Derivative Action”) was filed in the United States District Court for the Northern District of California, naming the Company’s Chief Executive Officer, its former Chief Financial Officer, and the current and former members of the Company’s board of directors as defendants. The complaint, purportedly brought on behalf of the Company, alleges claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, abuse of control, gross mismanagement, and contribution for alleged wrongdoing by the Company’s directors and officers from September 21, 2021 through February 16, 2022. The complaint seeks unspecified damages and other relief. The Derivative Action was stayed pending a resolution of any motions to dismiss the Securities Class Action. Following the dismissal of the Securities Class Action on January 13, 2025, the Derivative Action was dismissed without prejudice on February 21, 2025.

On August 8, 2024, a putative privacy class action captioned Atkins v. Amplitude, Inc., Case No. 3:24-cv-04913 was filed in the United States District Court for the Northern District of California, naming the Company as a defendant. The lawsuit is purportedly brought on behalf of all individuals who downloaded and used an application on their mobile device that embedded the Company’s Software Development Kit (“SDK”) and did not publicly disclose the Company in the application’s notices or disclosures. The complaint asserts claims under the Federal Wiretap Act, California Wiretap Act, California Invasion of Privacy Act, and California

Comprehensive Computer Data Access and Fraud Act. The complaint seeks statutory damages and other relief. The plaintiffs filed an amended complaint on November 15, 2024. The Company filed a motion to dismiss the amended complaint on January 7, 2025, the plaintiffs filed their opposition brief on February 11, 2025, and the Company filed its reply on March 4, 2025. The Company also filed a motion to compel arbitration on April 8, 2025, and the plaintiffs filed their opposition brief on May 6, 2025. The Company’s motion to dismiss and motion to compel arbitration are pending and set for hearing on June 3, 2025.

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

(10)
Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024

Net loss attributable to Class A and Class B common stockholders	$(22,231)	$(21,460)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	129,696	120,826
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.17)	$(0.18)

The following potential shares of common stock were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	As of March 31,
	2025	2024
Equity plan stock options outstanding	10,955	13,505
RSUs outstanding	12,527	10,091
Restricted shares	301	—
Shares issuable pursuant to the ESPP	431	374
Total	24,214	23,970

(11) Subsequent Events

RSU Awards

In April 2025, the Company issued 7.0 million RSUs to its employees with service-based vesting conditions. The service-based vesting condition for these awards are satisfied over three years. The grant date fair value of the RSUs issued in April 2025 was approximately $64.3 million.

Share Repurchase Program

On May 6, 2025, the Board approved a share repurchase program (the “Repurchase Program”), under which the Company is authorized to repurchase up to $50.0 million of the Company’s Class A common stock. Under the Repurchase Program, the Company may repurchase shares of the Company’s outstanding Class A common stock from time to time, in such amounts as management deems appropriate, through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 trading plans, or by any combination of such methods. The timing and amount of any repurchases pursuant to the Repurchase Program will be determined based on market conditions, share price and other factors. The Repurchase Program does not have an expiration date, does not require the Company to repurchase any specific number of shares of its Class A common stock, and may be modified, suspended or terminated at any time without notice.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes appearing in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Unless the context otherwise requires, all references in this report to “Amplitude,” the “Company,” “we,” “our,” “us,” or similar terms refer to Amplitude, Inc. and its subsidiaries.

Overview

Amplitude is a leading Digital Analytics Platform that helps businesses understand how people are using their products so they can build amazing digital experiences that increase acquisition, monetization and retention - and drive revenue growth. We work with more than 4,000 paying customers of various sizes and stages of digital maturity, across many industries, including the teams behind some of the most-beloved digital products in the world. We have experienced significant growth in recent years, with approximately 740 employees in seven global offices.

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

Historically, we have been successful at efficiently growing our customer base and number of customers who have entered into and grown into larger subscriptions with us as evidenced by the growth of our number of paying customers and number of customers that represent greater than $100,000 in annual recurring revenue (“ARR”). As of March 31, 2025 and 2024, we had 617 and 521 customers, respectively, that each represented greater than $100,000 in ARR, representing a 18% increase year-over-year. We believe our relationship with some of the world’s most beloved product-led companies has resulted in increased brand credibility and access to many attractive growth opportunities. As of March 31, 2025 and 2024, our dollar-based net retention rate for the trailing 12 months ("TTM") was 98% and 99%, respectively, for paying customers. Additionally, our ending dollar-based net retention rate for paying customers as of March 31, 2025 and 2024, was 101% and 97%, respectively.

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

Finally, we see opportunities to expand offices and headcount internationally to better service targeted international markets where we believe we have significant opportunity to accelerate existing traction and success. For the three months ended March 31, 2025, 39% of our revenue was generated outside the United States. As we seek to expand our business globally, we may be adversely affected by global economic and political instability. For example, as a result of the Russia-Ukraine war and related sanctions, we have terminated certain relationships with customers in Russia. Some of the businesses of our customers in the impacted regions have also experienced disruptions that have affected their ability to pay for our services. See “Risk Factors–Risks Related to Our Business and Industry–Our operations are international in scope, and we plan further geographical expansion, creating a variety of operational challenges.”

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

	As of March 31,
	2025	2024	YoY Growth
	(dollar values in millions)
Annual Recurring Revenue (ARR)	$320	$285	12%
Dollar-Based Net Retention Rate (TTM)	98%	99%
Paying Customers with ARR of $100,000 or greater	617	521	18%

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

We calculate dollar-based net retention rate as of a period-end by starting with the ARR from the cohort of all customers as of 12 months prior to such period-end (the “Prior Period ARR”). We then calculate the ARR from these same customers as of the current period-end (the “Current Period ARR”). Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months but excludes ARR from new customers as well as any overage charges in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the dollar-based net retention rate (“NRR”). We then calculate the average of the trailing 12-month dollar-based net retention rates, to arrive at the dollar-based net retention rate (“NRR (TTM)”).

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

	Three Months Ended March 31,
	2025	2024
	(in thousands, except percentages)
Gross Profit	$59,749	$53,735
Non-GAAP Gross Profit	$61,198	$55,479

Gross Margin	75%	74%
Non-GAAP Gross Margin	77%	76%

Loss from Operations	$(24,198)	$(24,705)
Non-GAAP Income (Loss) from Operations	$(2,117)	$(2,079)

Loss from Operations Margin	(30)%	(34)%
Non-GAAP Income (Loss) from Operations Margin	(3)%	(3)%

Net Cash Provided by (Used in) Operating Activities	$(8,022)	$(48)
Free Cash Flow	$(9,226)	$(1,138)

Net Cash Provided by (Used in) Operating Activities Margin	(10)%	(0)%
Free Cash Flow Margin	(12)%	(2)%

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

The following tables reconcile the most directly comparable U.S. GAAP financial measure to each of these non-GAAP financial measures.

Non-GAAP Gross Profit and Gross Margin

	Three Months Ended March 31,
	2025	2024
	(in thousands, except percentages)
Gross profit	$59,749	$53,735
Add:
Stock-based compensation expense(1)	$1,267	$1,474
Acquired intangible assets amortization	$182	$270
Non-GAAP Gross Profit	$61,198	$55,479
Non-GAAP Gross Margin	77%	76%

(1)
Stock-based compensation expense-related charges include employer payroll tax-related expenses on employee stock transactions.

Non-GAAP Income (Loss) From Operations and Income (Loss) From Operations Margin

	Three Months Ended March 31,
	2025	2024
	(in thousands, except percentages)
Loss from operations	$(24,198)	$(24,705)
Add:
Stock-based compensation expense(1)	$21,777	$22,313
Acquired intangible assets amortization	$304	$313
Non-GAAP Income (Loss) from Operations	$(2,117)	$(2,079)
Non-GAAP Income (Loss) from Operations Margin	(3)%	(3)%

(1)
Stock-based compensation expense-related charges include employer payroll tax-related expenses on employee stock transactions.

Free Cash Flow and Free Cash Flow Margin

	Three Months Ended March 31,
	2025	2024
	(in thousands, except percentages)
Net cash provided by (used in) investing activities	$(26,389)	$23,058
Net cash provided by (used in) financing activities	(6,090)	(5,793)
Net cash provided by (used in) operating activities	(8,022)	(48)
Less:
Purchase of property and equipment	$(439)	$(357)
Capitalization of internal-use software costs	$(765)	$(733)
Free Cash Flow	$(9,226)	$(1,138)
Free Cash Flow Margin	(12)%	(2)%

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

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Revenue	$79,953	$72,624
Cost of revenue(1)	20,204	18,889
Gross profit	59,749	53,735
Operating expenses:
Research and development(1)	23,533	22,953
Sales and marketing(1)	44,146	40,817
General and administrative(1)	16,268	14,670
Total operating expenses	83,947	78,440
Loss from operations	(24,198)	(24,705)
Other income (expense), net	2,745	3,671
Loss before provision for (benefit from) income taxes	(21,453)	(21,034)
Provision for (benefit from) income taxes	778	426
Net loss	$(22,231)	$(21,460)

(1)
Amounts include stock-based compensation expense as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cost of revenue	$1,267	$1,474
Research and development	7,506	8,914
Sales and marketing	7,819	6,871
General and administrative	4,005	3,805
Total stock-based compensation expense	$20,597	$21,064

The following table sets forth the components of our condensed consolidated statements of operations and comprehensive loss data, for each of the periods presented, as a percentage of revenue.

	Three Months Ended March 31,
	2025	2024
Revenue	100%	100%
Cost of revenue	25%	26%
Gross margin	75%	74%
Operating expenses:
Research and development	29%	32%
Sales and marketing	55%	56%
General and administrative	20%	20%
Total operating expenses	105%	108%
Loss from operations	(30)%	(34)%
Other income (expense), net	3%	5%
Loss before provision for (benefit from) income taxes	(27)%	(29)%
Provision for (benefit from) income taxes	1%	1%
Net loss	(28)%	(30)%

Note: Certain figures may not sum due to rounding

Comparison of Three Months Ended March 31, 2025 to Three Months Ended March 31, 2024

Revenue

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Revenue	$79,953	$72,624	$7,329	10%

Revenue increased $7.3 million, or 10%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase in revenue was primarily due to growth of our paying customer base, partially offset by partial and full churn among existing customers which marginally outpaced our expansion of existing customers as reflected by our NRR (TTM) of 98% as of March 31, 2025.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$20,204	$18,889	$1,315	7%
Gross margin	75%	74%	N/A	N/A

Cost of revenue increased $1.3 million, or 7%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily due to an increase of $0.6 million in amortization of capitalized internal-use software development costs and acquired developed technology intangible assets and an increase of $0.5 million in personnel and related expenses, including an increase in allocated overhead costs. The increase was also attributable to an increase of $0.3 million in third-party hosting costs as we increased capacity to support paying customer usage and growth of our paying customer base.

Operating Expenses

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Research and development	$23,533	$22,953	$580	3%
Sales and marketing	44,146	40,817	3,329	8%
General and administrative	16,268	14,670	1,598	11%
Total operating expenses	$83,947	$78,440	$5,507	7%

Research and Development

Research and development expenses increased $0.6 million, or 3%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily attributable to an increase of $2.1 million in personnel and related expenses, including an increase in allocated overhead costs, offset by a decrease of $1.2 million in stock-based compensation expense and related payroll taxes. The increase was also partially offset by a higher percentage of personnel being dedicated to new application development which resulted in $0.6 million more capitalized as internal use software costs in the period.

Sales and Marketing

Sales and marketing expenses increased $3.3 million, or 8%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily due to an increase of $3.2 million in personnel and related expenses, including an increase in allocated overhead costs and an increase of $0.9 million in stock-based compensation expenses and related payroll taxes. The increases were partially offset by a decrease of $0.5 million in marketing expenses and a decrease of $0.4 million in the amortization of capitalized commissions.

General and Administrative

General and administrative expenses increased $1.6 million, or 11%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily attributable to an increase of $0.4 million in personnel and related expenses, including an increase in allocated overhead costs, an increase of $0.8 million in consulting fees, and an increase of $0.3 million in subscription software.

Other Income (Expense), Net

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Other income (expense), net	$2,745	$3,671	$(926)	(25)%

Other income (expense), net decreased $0.9 million, or 25%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily due to lower interest income of $0.7 million due to a lower combined yield on investments and cash equivalents in the three months ended March 31, 2025.

Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$778	$426	$352	83%

Provision for (benefit from) income taxes increased $0.4 million, or 83%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to increased foreign taxes during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Liquidity and Capital Resources

Since inception, we have financed operations primarily through the net proceeds we have received from the sales of our preferred stock and common stock as well as cash generated from the sale of subscriptions to our platform. We have generated losses from our operations as reflected in our accumulated deficit of $480.1 million as of March 31, 2025. We generated negative cash flows from operating activities for the three months ended March 31, 2025; however, we have generated positive cash flows from operating activities during the years ended December 31, 2024 and 2023. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support our platform, including growth in our customer base and customer usage, increased research and development expenses to support the growth of our business and related infrastructure, and increased general and administrative expenses to support being a publicly-traded company.

As of March 31, 2025, our principal sources of liquidity were cash and cash equivalents of $131.2 million and restricted cash of $0.9 million. We also had $151.9 million in marketable securities that provide additional capital resources. Additionally, a substantial source of our cash provided by operating activities is our deferred revenue, which is included on our condensed consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the term of the subscription agreement. As of March 31, 2025, we had $117.0 million of deferred revenue, all of which was recorded as a current liability. This deferred revenue will be recognized as revenue when or as the related performance obligations are met.

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

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$(8,022)	$(48)
Net cash provided by (used in) investing activities	$(26,389)	$23,058
Net cash provided by (used in) financing activities	$(6,090)	$(5,793)

Operating Activities

Our largest source of operating cash is cash collection from sales of subscriptions to our paying customers. Our primary uses of cash from operating activities are for personnel and related expenses, marketing expenses, and third-party hosting-related and software expenses. For the current period we have generated negative cash flows from operating activities; however, we have generated positive cash flows from operating activities during the years ended December 31, 2024 and 2023.

Net cash used in operating activities of $8.0 million for the three months ended March 31, 2025 reflects our net loss of $22.2 million, adjusted by non-cash items such as stock-based compensation expense of $20.6 million, depreciation and amortization of $2.3 million, and non-cash operating lease costs of $1.1 million as well as net cash used in changes in our operating assets and liabilities of $10.1 million. The net cash used in changes in operating assets and liabilities primarily consisted of a $15.4 million increase in accounts receivables due to overall growth of our sales as well as timing of billings and collections partially offset by a $7.3 million increase in deferred revenue corresponding with our increased sales.

Net cash used in operating activities of $0.05 million for the three months ended March 31, 2024 reflects our net loss of $21.5 million, adjusted by non-cash items such as stock-based compensation expense of $21.1 million, depreciation and amortization of $1.4 million, and non-cash operating lease costs of $1.0 million as well as net cash used in changes in our operating assets and liabilities of $1.8 million. The net cash used in changes in operating assets and liabilities primarily consisted of a $6.8 million increase in accounts receivable due to higher customer billings and a $5.1 million increase in prepaid expenses and other current and noncurrent assets related to an increase in prepayments made in advance for future services. These changes were primarily offset by a net increase in accrued expenses and accounts payable of $10.8 million due to timing of payments made.

Investing Activities

Net cash used in investing activities of $26.4 million for the three months ended March 31, 2025 consisted of $33.7 million of purchases of marketable securities, $0.8 million of capitalized internal-use software development costs, and $0.4 million in purchases of property and equipment. These decreases were partially offset by $8.6 million of cash received from the maturities of marketable securities.

Net cash provided by investing activities of $23.1 million for the three months ended March 31, 2024 consisted of $42.5 million of cash received from the maturities of marketable securities, offset by $18.4 million of purchases of marketable securities, $0.7 million in capitalized internal-use software development costs, and $0.4 million in purchases of property and equipment.

Financing Activities

Net cash used in financing activities of $6.1 million for the three months ended March 31, 2025 consisted of $7.6 million in net tax remittance on equity awards related to the vesting of RSU awards under a withhold-to-cover method, partially offset by $1.5 million in proceeds from the exercise of stock options.

Net cash used in financing activities of $5.8 million for the three months ended March 31, 2024 consisted of $7.6 million in net tax remittance on equity awards related to the vesting of RSU awards under a withhold-to-cover method, partially offset by $1.8 million in proceeds from the exercise of stock options.

Remaining Performance Obligations

Remaining performance obligations (“RPO”) as of March 31, 2025 and 2024, including the expected timing of recognition is as follows:

	As of March 31,
	2025	2024	% Change
	(in thousands, except percentages)
Less than or equal to 12 months	$233,801	$197,087	18%
Greater than 12 months	92,068	53,531	72%
Total remaining performance obligations	$325,869	$250,618	30%

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

Contractual Obligations and Commitments

During the three months ended March 31, 2025, there were no material changes in our contractual obligations and other commitments outside of those disclosed in the 2024 Form 10-K, other than an increase in our lease commitments. See Note 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our commitments and contingencies.

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

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. There have been no changes to our critical accounting policies and estimates, during the three months ended March 31, 2025 as compared to those disclosed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2024 Form 10-K.

Recent Accounting Pronouncements

See Note 1 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds and U.S. government securities. As of March 31, 2025, we had cash and cash equivalents of $131.2 million and marketable securities of $151.9 million. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income on cash and cash equivalents. However, an immediate 10% increase or decrease in interest rates would not have a material effect on the fair value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Our revenue was $299.3 million for the fiscal year ended December 31, 2024 and $80.0 million and $72.6 million for the three months ended March 31, 2025 and 2024, respectively. However, you should not rely on our historical revenue growth as an indication of our future performance.

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

We have experienced net losses in each period since inception. We generated net losses of $94.3 million for the fiscal year ended December 31, 2024 and $22.2 million and $21.5 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $480.1 million. We expect our costs and expenses to increase in future periods. In particular, we intend to continue to invest significant resources in:

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
•
new and changing laws, regulations, executive orders, and enforcement priorities;
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

Any of these and other factors, or the cumulative effect of some of these factors, may cause our results of operations to vary significantly. To the extent our results of operations fall below the expectations of investors and securities analysts who follow our stock, the trading price of our Class A common stock could decline substantially, and we could face costly lawsuits, including securities class action litigation. For example, we are currently defending against a securities class action lawsuit (“Securities Class Action”) and a shareholder derivative lawsuit (“Derivative Action”), which were filed in the United States District Court for the Northern District of California. We are also currently defending against two privacy class actions and a third privacy action. See “Legal Matters” in Note 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the Securities Class Action, the Derivative Action and privacy actions. We have incurred and will continue to incur significant legal costs in connection with the defense of these lawsuits and management will be required to devote significant time in managing the defense of the actions.

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

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers or potential customers. Our ability to grow our revenue and the profitability of our business depends, in part, on demand for software applications generally. Historically, during economic downturns there have been reductions in spending on software applications and services generally, as well as pressure for extended billing terms and other financial concessions. To the extent that economic conditions deteriorate in the United States or abroad, including as a result of inflationary pressures and the responses by central banking authorities to control such inflation, rising interest rates, debt and equity market fluctuations, bank failures, diminished liquidity and credit availability, increased unemployment rates, decreased investor and consumer confidence, political turmoil, the imposition of tariffs and any retaliatory trade protection measures or trade wars that ensue, supply chain challenges, natural catastrophes and the effects of climate change, regional and global conflicts, and terrorist attacks on the United States, Europe, the Middle East, the Asia-Pacific region, or elsewhere, our customers and prospective customers may go out of business or elect to decrease their budgets, which would limit our ability to grow our business and materially adversely affect our financial condition and results of operations. For example, high levels of inflation and rising interest rates, as recently experienced in the United States, may impact businesses across many industries, including ours, by increasing the costs of labor, employee healthcare, components, and freight and shipping, which may further constrain our customers’ or prospective customers’ budgets. To the extent there is a sustained general economic downturn and our Digital Analytics Platform is perceived by customers or potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in spending on software applications. In addition, our competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers or prospective customers, and they may be less dependent on key industry events to generate sales for their products. Further, macroeconomic uncertainty may result in an increased pace of consolidation in certain industries. If this were to occur, such consolidation may result in reduced overall spending on our services, particularly if our customers are acquired by organizations that do not use our services. In connection with unfavorable macroeconomic conditions and the related impact on our customers, in April 2023, we authorized a restructuring plan that reduced our global workforce by approximately 13%. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, financial condition, and results of operations could be materially adversely affected.

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

Our competitors vary in size and in the breadth and scope of the products and services they offer. Further, other established SaaS providers not currently focused on digital analytics may expand their services to compete with us. Many of our current and potential competitors have established marketing relationships, access to larger customer bases, pre-existing customer relationships, and major distribution agreements with consultants, system integrators, and resellers. Certain of our competitors have partnered with, or have acquired, and may in the future partner with or acquire, other competitors to offer services, leveraging their collective competitive positions, which makes, or would make, it more difficult to compete with them. For all of these reasons, we may not be able to compete successfully against our current and future competitors, which would harm our business. For more information about the competitive landscape in which we operate, see “Part I, Item 1. Business—Competition” in our 2024 Form 10-K.

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

Real or perceived errors, failures, vulnerabilities, or bugs in our platform could materially adversely affect our business and growth prospects.

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

For the year ended December 31, 2024 and the three months ended March 31, 2025 and 2024, 40%, 39%, and 40% of our revenue was generated outside the United States, respectively. A component of our growth strategy involves the further expansion of our operations and customer base internationally, which will require significant dedication of management attention and financial resources. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. Our sales organization outside the United States is substantially smaller than our sales organization in the United States, and to date, only a very small portion of our sales has been driven by resellers or other channel partners. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity and limited channel partners, we may be unable to effectively grow in international markets.

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

We derive, and expect to continue for some time to derive, a significant portion of our revenue from our Amplitude Analytics product.

Although we have released our Amplitude Activation, Amplitude Experiment, Amplitude Session Replay, Warehouse Native Amplitude, and Guides and Surveys products, we currently derive, and expect to continue for some time to derive, a significant portion of our revenue from our Amplitude Analytics product. As such, the continued growth in demand for, and market acceptance, of Amplitude Analytics is critical to our success. Demand for Amplitude Analytics and our other products and platform functionality is affected by a number of factors, many of which are beyond our control, such as continued market acceptance of our products by customers for existing and new use cases, the timing of development and release of new products, features, and functionality that are lower-cost alternatives introduced by us or our competitors, technological changes, and developments within the markets we serve, and growth or contraction in our addressable markets. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our products, particularly our Amplitude Analytics product, our business, financial condition, and results of operations could be materially adversely affected.

We invest significantly in research and development, and to the extent our research and development investments do not translate into new products or material enhancements to our current products, or if we do not use those investments efficiently, our business, financial condition, and results of operations would be materially adversely affected.

For the year ended December 31, 2024 and the three months ended March 31, 2025 and 2024, our research and development expenses were 33%, 29%, and 32% of our revenue, respectively. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our business may be harmed. Moreover, research and development projects can be technically challenging and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling products and generate revenue, if any, from such investment. Additionally, anticipated customer demand for a product or service we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such product or service. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of products that are competitive in our current or future markets, our business, financial condition, and results of operations would be materially adversely affected.

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

Already, certain existing legal regimes (e.g., relating to data privacy) regulate certain aspects of AI Technologies, and new laws regulating AI Technologies either entered into force in the United States and the EU in 2024 or are expected to enter into force in 2025. In the United States, the Trump administration has rescinded an executive order relating to the safe and secure development of AI Technologies that was previously implemented by the Biden administration. The Trump administration then issued a new executive order that, among other things, requires certain agencies to develop and submit to the president action plans to “sustain and enhance America’s global AI dominance” and to specifically review and, if possible, rescind rulemaking conducted pursuant to the rescinded Biden executive order. The Trump administration may continue to rescind other existing federal orders and/or administrative policies relating to AI Technologies or may implement new executive orders and/or other rule making relating to AI Technologies in the future. Accordingly, the scope and direction of orders, policies, rules and regulations related to AI Technologies at the federal level in the United States in the near future is uncertain. Any such changes at the federal level could require us to expend significant resources to modify our products, services, or operations to ensure compliance or remain competitive. U.S. legislation related to AI Technologies has also been introduced at the federal level and is advancing at the state level. For example, the California Privacy Protection Agency is currently in the process of finalizing regulations under the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act (collectively, the “CCPA”) regarding the use of automated decision-making. California also enacted seventeen new laws in 2024 that further regulate use of AI Technologies and provide consumers with additional protections around companies’ use of AI Technologies, such as requiring companies to disclose certain uses of generative AI. Other states have also passed AI-focused legislation, such as Colorado’s Artificial Intelligence Act, which will require developers and deployers of “high-risk” AI systems to implement certain safeguards against algorithmic discrimination, and Utah’s Artificial Intelligence Policy Act, which establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interactions.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards (“NOLs”) to offset its post-change income or taxes may be limited. We have completed a Section 382 study through December 31, 2024 and have determined that none of our NOLs generated through December 31, 2024 will expire solely due to Section 382 limitations caused by ownership changes prior to December 31, 2024. However, we may have experienced ownership changes after December 31, 2024, and may experience ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. Such a change or changes could limit the amount of NOLs that we can utilize annually to offset future taxable income. Other limitations, such as those under the Tax Cuts and Jobs Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which limit the deductibility of federal NOLs in taxable years beginning after December 31, 2020, to 80% of taxable income, and subsequent changes to the U.S. tax rules in respect of the utilization of NOLs may further affect our ability to use our NOLs in future years. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” within our Annual Report on Form 10-K, filed with the SEC on February 20, 2025, and within this Quarterly Report on Form 10-Q. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve those related to revenue recognition, deferred commissions, valuation of our stock-based compensation awards, including the determination of the fair value of our common stock, valuation of goodwill and intangible assets, accounting for income taxes, and useful lives of long-lived assets, among others. Our results of operations may be materially adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.

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
•
general economic, market, and industry conditions, including economic slowdowns, recessions, inflationary pressures, rising interest rates, tariffs, trade wars, financial market fluctuations, and reduced credit availability;
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

In addition, we have filed registration statements to register all shares subject to options and restricted stock units (“RSU”) outstanding or reserved for future issuance under our equity compensation plans. As of March 31, 2025, we had options outstanding that, if fully exercised, would result in the issuance of 10,955,172 shares of Class A common stock, as well as 12,526,884 shares of Class A common stock subject to RSUs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Trading Arrangements of Section 16 Reporting Persons

On March 12, 2025, Erica Schultz, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 81,394 shares of our Class A common stock until June 11, 2026.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant.	8-K	001-40817	3.1	6/12/2024
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-40817	3.2	9/21/2021
4.1	Specimen Stock Certificate evidencing the shares of Class A Common Stock.	S-1	333-259168	4.2	8/30/2021
4.2	Specimen Stock Certificate evidencing the shares of Class B Common Stock.	S-8	333-259698	4.4	9/21/2021
4.3	Amended and Restated Investors’ Rights Agreement, dated as of May 28, 2021, as amended, by and among the Registrant and certain of its stockholders.	S-1	333-259168	4.3	8/30/2021
10.1	Office Lease, dated as of March 21, 2025, by and between the Registrant and KR 201 Third Street Owner, LLC.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

Amplitude, Inc.

Date: May 7, 2025	By:	/s/ Spenser Skates
Spenser Skates
Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2025	By:	/s/ Andrew Casey
Andrew Casey
Chief Financial Officer (Principal Financial and Accounting Officer)