Form 10-Q
period 2025-06-30
Amplitude, Inc.
filed 2025-08-07
CIK 1866692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 4, 2025, there were 102,111,652 shares of the registrant's Class A common stock and 30,408,035 shares of the registrant's Class B common stock, each with a $0.00001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AMPLITUDE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(unaudited)

	As of June 30, 2025	As of December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$119,656	$171,678
Restricted cash, current	888	881
Marketable securities, current	88,428	69,419
Accounts receivable, net of allowance for doubtful accounts of $1,320 and $1,417 as of June 30, 2025 and December 31, 2024, respectively	36,690	26,346
Prepaid expenses and other current assets	24,550	20,353
Deferred commissions, current	16,580	14,954
Total current assets	286,792	303,631
Marketable securities, noncurrent	79,465	57,242
Property and equipment, net	17,190	16,333
Intangible assets, net	4,248	4,364
Goodwill	24,358	24,370
Deferred commissions, noncurrent	30,796	27,697
Operating lease right-of-use assets	4,937	5,286
Other noncurrent assets	8,824	6,988
Total assets	$456,610	$445,911
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,923	$991
Accrued expenses	32,894	33,851
Deferred revenue	136,659	109,671
Total current liabilities	171,476	144,513
Operating lease liabilities, noncurrent	2,319	1,772
Noncurrent liabilities	3,311	3,070
Total liabilities	177,106	149,355
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value per share; 20,000 shares authorized as of June 30, 2025 and December 31, 2024; zero shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Class A common stock, $0.00001 par value per share; 600,000 shares authorized as of June 30, 2025 and December 31, 2024; 102,070 and 96,095 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1	1
Class B common stock, $0.00001 par value per share; 600,000 shares authorized as of June 30, 2025 and December 31, 2024; 30,408 and 33,093 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	783,905	754,398
Accumulated other comprehensive income	346	6
Accumulated deficit	(504,748)	(457,849)
Total stockholders’ equity	279,504	296,556
Total liabilities and stockholders’ equity	$456,610	$445,911

See accompanying notes to condensed consolidated financial statements.

AMPLITUDE, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$83,270	$73,300	$163,223	$145,924
Cost of revenue	22,812	19,485	43,016	38,374
Gross profit	60,458	53,815	120,207	107,550
Operating expenses:
Research and development	24,094	21,145	47,627	44,098
Sales and marketing	46,955	44,144	91,101	84,961
General and administrative	16,503	15,686	32,771	30,356
Total operating expenses	87,552	80,975	171,499	159,415
Other income (expense), net	2,980	3,950	5,725	7,621
Loss before provision for income taxes	(24,114)	(23,210)	(45,567)	(44,244)
Provision for income taxes	554	205	1,332	631
Net loss	$(24,668)	$(23,415)	$(46,899)	$(44,875)
Net loss per share attributable to Class A and Class B common stockholders:
Basic and diluted	$(0.19)	$(0.19)	$(0.36)	$(0.37)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders:
Basic and diluted	131,364	122,633	130,534	121,730

Other comprehensive loss
Net unrealized gains on marketable securities	20	67	340	134
Comprehensive loss	$(24,648)	$(23,348)	$(46,559)	$(44,741)

See accompanying notes to condensed consolidated financial statements.

AMPLITUDE, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(unaudited)

	Class A and Class B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2024	129,188	$1	$754,398	$6	$(457,849)	$296,556
Stock-based compensation expense	—	—	21,355	—	—	21,355
Exercise of stock options	534	—	1,529	—	—	1,529
Vesting of restricted stock units	1,805	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units	(670)	—	(8,069)	—	—	(8,069)
Net loss	—	—	—	—	(22,231)	(22,231)
Other comprehensive income	—	—	—	320	—	320
Balance at March 31, 2025	130,857	$1	$769,213	$326	$(480,080)	$289,460
Stock-based compensation expense	—	—	25,633	—	—	25,633
Exercise of stock options	149	—	591	—	—	591
Issuance of common stock under employee stock purchase plan	208	—	1,682	—	—	1,682
Vesting of restricted stock units	2,347	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units	(879)	—	(10,677)	—	—	(10,677)
Repurchase of common stock	(204)	—	(2,537)	—	—	(2,537)
Net loss	—	—	—	—	(24,668)	(24,668)
Other comprehensive income	—	—	—	20	—	20
Balance at June 30, 2025	132,478	$1	$783,905	$346	$(504,748)	$279,504

See accompanying notes to condensed consolidated financial statements.

AMPLITUDE, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(unaudited)

	Class A and Class B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2023	120,010	$1	$658,463	$(181)	$(363,530)	$294,753
Stock-based compensation expense	—	—	21,765	—	—	21,765
Exercise of stock options	699	—	1,794	—	—	1,794
Vesting of early exercised stock options	—	—	20	—	—	20
Vesting of restricted stock units	1,442	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units	(542)	—	(7,729)	—	—	(7,729)
Net loss	—	—	—	—	(21,460)	(21,460)
Other comprehensive income	—	—	—	67	—	67
Balance at March 31, 2024	121,609	$1	$674,313	$(114)	$(384,990)	$289,210
Stock-based compensation expense	—	—	24,421	—	—	24,421
Exercise of stock options	503	—	1,463	—	—	1,463
Issuance of common stock under employee stock purchase plan	256	—	2,030	—	—	2,030
Vesting of restricted stock units	1,847	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units	(680)	—	(6,449)	—	—	(6,449)
Net loss	—	—	—	—	(23,415)	(23,415)
Other comprehensive income	—	—	—	67	—	67
Balance at June 30, 2024	123,535	$1	$695,778	$(47)	$(408,405)	$287,327

See accompanying notes to condensed consolidated financial statements.

AMPLITUDE, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(46,899)	$(44,875)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,659	2,762
Stock-based compensation expense	45,102	43,802
Other	605	(689)
Non-cash operating lease costs	2,333	1,965
Changes in operating assets and liabilities:
Accounts receivable	(10,325)	(5,565)
Prepaid expenses and other current assets	(3,635)	(5,065)
Deferred commissions	(4,725)	129
Other noncurrent assets	(1,836)	(4,951)
Accounts payable	945	(709)
Accrued expenses	1,770	2,783
Deferred revenue	26,988	21,865
Operating lease liabilities	(2,950)	(2,272)
Net cash provided by (used in) operating activities	12,032	9,180
Cash flows provided by (used in) investing activities:
Cash received from maturities of marketable securities	23,008	57,500
Purchases of marketable securities	(64,513)	(18,352)
Purchase of property and equipment	(977)	(963)
Capitalization of internal-use software costs	(2,113)	(2,514)
Cash paid for acquisitions, net of cash acquired	(400)	—
Net cash provided by (used in) investing activities	(44,995)	35,671
Cash flows provided by (used in) financing activities:
Proceeds from the exercise of stock options	2,120	3,257
Cash received for tax withholding obligations on equity award settlements	1,680	2,283
Cash paid for tax withholding obligations on equity award settlements	(20,315)	(16,537)
Repurchase of common stock	(2,537)	—
Net cash provided by (used in) financing activities	(19,052)	(10,997)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(52,015)	33,854
Cash, cash equivalents, and restricted cash at beginning of period	172,559	249,360
Cash, cash equivalents, and restricted cash at end of period	$120,544	$283,214
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$674	$352
Non-cash investing and financing activities:
Stock-based compensation capitalized as internal-use software costs	$1,886	$2,384

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

The following tables set forth operating segment information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$83,270	$73,300	$163,223	$145,924
Less:
Cost of revenue(1)	21,156	17,875	39,911	35,020
Research and development(1)	15,063	12,663	30,517	26,084
Sales and marketing(1)	36,812	35,263	72,678	68,784
General and administrative(1)	11,714	11,230	23,709	21,846
Other segment expenses	25,619	23,429	47,700	46,055
Other income	(2,980)	(3,950)	(5,725)	(7,621)
Provision for income taxes	554	205	1,332	631
Consolidated net loss	$(24,668)	$(23,415)	$(46,899)	$(44,875)

(1)
Amounts exclude other segment expenses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock-based compensation expense and related employer payroll taxes	$25,307	$23,323	$47,084	$45,636
Amortization of acquired intangible assets	312	106	616	419
Total other segment expenses	$25,619	$23,429	$47,700	$46,055

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

No customer accounted for 10% or more of total revenue for the three and six months ended June 30, 2025 and 2024. As of June 30, 2025, one customer represented 11% of accounts receivable. As of December 31, 2024, no customer represented 10% or more of accounts receivable.

Significant Accounting Policies

The Company's significant accounting policies are described in the 2024 Form 10-K. There have been no significant changes to these policies that have had a material impact on the Company’s condensed consolidated financial statements and related notes for the three and six months ended June 30, 2025.

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

(2)
Revenue from Contracts with Customers

Deferred Revenue and Remaining Performance Obligations

The amount of revenue recognized in the six months ended June 30, 2025 that was included in deferred revenue as of December 31, 2024 was $89.6 million.

As of June 30, 2025 and December 31, 2024, unrecognized transaction price related to remaining performance obligations was $358.1 million and $308.6 million, respectively. The Company’s remaining performance obligations as of June 30, 2025 and December 31, 2024 are expected to be recognized as follows (in thousands):

	As of June 30, 2025	As of December 31, 2024
Less than or equal to 12 months	$248,520	$223,320
Greater than 12 months	109,574	85,315
Total remaining performance obligations	$358,094	$308,635

Disaggregation of Revenue

The following table shows the Company’s disaggregation of revenue by geographic areas, as determined based on the address of the Company's customers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$50,969	$44,311	$99,603	$87,554
International	32,301	28,989	63,620	58,370
Total revenue	$83,270	$73,300	$163,223	$145,924

Deferred Commissions

Commissions paid upon the initial acquisition of a contract are deferred and then amortized on a straight-line basis over a period of benefit, determined to be five years. Commissions paid for subsequent renewals are amortized over the renewal term. The following table represents a roll forward of the Company’s deferred commissions for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning balance	$43,357	$38,261	$42,651	$38,386
Additions to deferred commissions	8,156	3,432	12,768	6,659
Amortization of deferred commissions	(4,137)	(3,435)	(8,043)	(6,787)
Ending balance	47,376	38,258	47,376	38,258
Deferred commissions, current portion	16,580	13,389	16,580	13,389
Deferred commissions, net of current portion	30,796	24,869	30,796	24,869
Total deferred commissions	$47,376	$38,258	$47,376	$38,258

(3)
Balance Sheet Components

The following tables show the Company’s financial statement details as of June 30, 2025 and December 31, 2024.

Cash, Cash Equivalents and Restricted Cash

The following table represents the Company's cash, cash equivalents, and restricted cash at each period end (in thousands):

	As of June 30,	As of December 31,
	2025	2024
Cash and cash equivalents	$119,656	$171,678
Restricted cash, current	888	881
Total cash, cash equivalents, and restricted cash	$120,544	$172,559

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2025	2024
Prepaid hosting	$7,824	$6,128
Other prepaid expenses and other assets	16,726	14,225
Total prepaid expense and other current assets	$24,550	$20,353

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2025	2024
Accrued hosting	$—	$1,151
Accrued commission and bonus	17,282	17,215
Accrued payroll and employee related taxes	4,142	2,500
Accrued sales tax	362	429
2021 Employee Stock Purchase Plan withholding	1,243	811
Operating lease liabilities, current	2,556	3,812
Customer refunds and credits	1,074	1,300
Non-income tax liabilities	972	1,058
Other accrued liabilities	5,263	5,575
Total accrued expenses	$32,894	$33,851

(4)
Fair Value Measurements

The following table summarizes, for financial assets measured at fair value, the respective fair value and classification by level of input within the fair value hierarchy (in thousands):

	As of June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$86,419	$—	$—	$86,419
Level 2:
Cash equivalents(1)
U.S. governmental and agency securities	15,014	—	(3)	15,011
Available-for-sale securities
U.S. governmental and agency securities	167,544	349	—	167,893
Total	$268,977	$349	$(3)	$269,323

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$137,374	$—	$—	$137,374
Level 2:
Cash equivalents(1)
U.S. governmental and agency securities	12,826	—	—	12,826
Available-for-sale securities
U.S. governmental and agency securities	126,655	6	—	126,661
Total	$276,855	$6	$—	$276,861

(1)
Included in “Cash and cash equivalents” in the Company’s condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, in addition to cash of $18.2 million and $21.5 million, respectively.

The Company uses quoted prices in active markets for identical assets to determine the fair value of the Company's Level 1 investments. The fair value of the Company's Level 2 investments is determined using pricing based on quoted market prices or alternative market observable inputs.

The fair value of the Company's available-for-sale securities as of June 30, 2025, by remaining contractual maturities, was as follows (in thousands):

As of June 30, 2025
Due in one year or less	$88,428
Due in greater than one year	79,465
Total	$167,893

(5)
Acquisitions and Intangible Assets

Acquisitions

On June 25, 2025, the Company acquired certain assets from a privately-held company for $0.5 million in cash. This includes holdbacks that will be paid on the 12-month anniversary of the closing date. The Company has accounted for this transaction as an asset acquisition. In allocating the aggregate purchase price based on the estimated fair values, the Company recorded $0.5 million as a developed technology intangible asset to be amortized over an estimated useful life of three years.

Intangible Assets Other Than Goodwill

Intangible assets, net consisted of the following (in thousands):

	As of June 30, 2025			As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$9,750	$(6,077)	$3,673	$9,250	$(5,708)	$3,542
Customer related	1,631	(1,082)	549	1,631	(880)	751
Trade name	90	(64)	26	90	(19)	71
Intangible assets, net	$11,471	$(7,223)	$4,248	$10,971	$(6,607)	$4,364

Amortization expense of intangible assets was $0.3 million and $0.6 million for the three and six months ended June 30, 2025, respectively, and $0.1 million and $0.4 million for the three and six months ended June 30, 2024, respectively.

As of June 30, 2025, future amortization expense is expected to be as follows (in thousands):

Amount
Remainder of 2025	$615
2026	1,139
2027	1,089
2028	822
2029	583
Total	$4,248

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

The Company has reserved shares of its common stock as follows:

	As of June 30, 2025	As of December 31, 2024
2014 Stock Option and Grant Plan and 2021 Incentive Award Plan:
Equity plan stock options outstanding	10,805,055	11,501,725
RSUs outstanding	18,313,013	13,519,769
Shares available for future issuance	17,388,851	18,310,859
2021 Employee Stock Purchase Plan:
Shares available for future issuance	5,894,332	4,810,524
Total reserved shares	52,401,251	48,142,877

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

2021 Incentive Award Plan

In August 2021, the Company's board of directors adopted, and its stockholders approved, the 2021 Plan, which became effective in connection with the Direct Listing. The 2021 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSU awards, performance bonus awards, performance stock units, dividend equivalent awards and other forms of equity compensation (collectively, “equity awards”). As of June 30, 2025, a total of 17,388,851 shares of the Company's Class A common stock have been reserved for issuance under the 2021 Plan in addition to (i) any shares available for issuance under the 2014 Plan as of the effective date of the 2021 Plan, (ii) the number of shares represented by awards outstanding under the Company's 2014 Plan (“Prior Plan Awards”) that become available upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class A common stock underlying outstanding stock awards granted under the 2014 Plan, and (iii) an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (A) 5% of the shares of the Company's common stock outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B)

such smaller number of shares of stock as determined by the Company's board of directors; provided, however, that no more than 88,000,000 shares of stock may be issued upon the exercise of incentive stock options.

Stock Option Awards

Stock options granted under the 2014 Plan and the 2021 Plan (collectively, the “combined stock plans”) generally vest based on continued service over four years.

Option activity under the combined stock plans for the six months ended June 30, 2025 is set forth below:

			Weighted
		Weighted	average	Aggregate
	Outstanding	average	remaining	intrinsic
	stock	exercise	contractual	value
	options	price	life (years)	(in thousands)
Balances as of December 31, 2024	11,501,725	$4.41	5.25	$70,628
Granted	—	—
Exercised	(682,736)	3.10
Cancelled/forfeited	(13,934)	4.79
Balances as of June 30, 2025(1)	10,805,055	$4.49	4.78	$85,450
Exercisable as of June 30, 2025	10,520,454	$4.22	4.71	$86,069

(1)
As no forfeitures are estimated due to the Company’s adoption of ASU No. 2016-09, all options are vested or expected to vest. As of June 30, 2025, no options were outstanding that were subject to a future performance condition.

The aggregate intrinsic values of options are calculated as the difference between the exercise price of the options and the market price for shares of the Company’s Class A common stock as of each period-end. The total intrinsic value of options exercised for the six months ended June 30, 2025 and 2024 was $6.4 million and $7.4 million, respectively.

No stock options were granted in the six months ended June 30, 2025 and 2024. No tax benefits were realized from options during the periods.

As of June 30, 2025, total unrecognized stock-based compensation expense related to options outstanding under the combined stock plans was $2.2 million. This unrecognized expense as of June 30, 2025 is expected to be recognized over the weighted average remaining vesting period of 1.98 years. As of June 30, 2025, the Company had 304,500 shares of non-employee stock options outstanding under the combined stock plans.

The fair value of each option granted to employees under the 2021 Plan is estimated on the grant date using the Black-Scholes pricing model.

Restricted Stock Units

RSUs granted under the 2021 Plan generally vest based on continued service. During the three and six months ended June 30, 2025, the Company recorded $24.8 million and $45.4 million in stock-based compensation related to RSUs, respectively. During the three and six months ended June 30, 2024, the Company recorded $22.6 million and $42.3 million in stock-based compensation related to RSUs, respectively.

The total fair value of RSUs vested during the six months ended June 30, 2025 and 2024 was $50.2 million and $38.0 million, respectively. As of June 30, 2025, total unrecognized stock-based compensation expense related to RSUs was $180.0 million. This unrecognized expense as of June 30, 2025 is expected to be recognized over the weighted average remaining vesting period of 2.21 years. As of June 30, 2025, the Company had 149,641 shares of non-employee RSUs outstanding under the combined stock plans.

RSU activity during the six months ended June 30, 2025 was as follows:

	Restricted stock units	Weighted-average grant date fair value per share
Balance as of December 31, 2024	13,519,769	$11.02
Granted	9,896,103	9.82
Vested	(4,151,785)	11.67
Cancelled/forfeited	(951,074)	11.21
Balance as of June 30, 2025	18,313,013	$10.22

2021 Employee Stock Purchase Plan

In August 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective in connection with the Direct Listing. The ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. As of June 30, 2025, a total of 5,894,332 shares of the Company’s Class A common stock have been reserved for future issuance under the ESPP, in addition to any annual automatic evergreen increases in the number of shares of Class A common stock reserved for future issuance under the ESPP. The ESPP offers employees the option to purchase shares through a series of consecutive 12-month offering periods on each May 15th and November 15th (with two six-month purchase periods during each offering period). The price at which Class A common stock is purchased under the ESPP is equal to the lower of (i) 85% of the closing trading price per share of the Company's Class A common stock on the first trading date of an offering period in which a participant is enrolled or (ii) 85% of the closing trading price per share on the purchase date, which will occur on the last trading day of each purchase period, or such other price designated by the administrator.

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

As of June 30, 2025, 1.5 million shares have been purchased under the ESPP. During the six months ended June 30, 2025 and 2024, we issued 208,076 and 255,694 shares under the ESPP, respectively, in settlement of $1.7 million and $2.0 million of ESPP liabilities, respectively.

During the three and six months ended June 30, 2025 and 2024, the Company recognized $0.4 million and $0.8 million, respectively, of stock-based compensation expense related to the ESPP in each period. As of June 30, 2025, total unrecognized compensation cost related to the ESPP was $1.7 million, which will be amortized over a weighted average period of 0.85 years.

Stock-based compensation expense, net of actual forfeitures is reflected in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$1,469	$1,548	$2,736	$3,022
Research and development	8,657	8,197	16,163	17,111
Sales and marketing	9,740	8,647	17,559	15,518
General and administrative	4,639	4,346	8,644	8,151
Total stock-based compensation expense	$24,505	$22,738	$45,102	$43,802

Share Repurchase Program

On May 6, 2025, the Board approved a share repurchase program (the “Repurchase Program”), under which the Company is authorized to repurchase up to $50.0 million of the Company’s Class A common stock. Under the Repurchase Program, the Company may repurchase shares of the Company’s outstanding Class A common stock from time to time, in such amounts as management deems appropriate, through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 trading plans, or by any combination of such methods. The timing and amount of any repurchases pursuant to the Repurchase Program will be determined based on market conditions, share price and other factors. The Repurchase Program does not have an expiration date, does not require the Company to repurchase any specific number of shares of its Class A common stock, and may be modified, suspended or terminated at any time without notice. There were no shares repurchased under the Repurchase Program during the six months ended June 30, 2025.

Other Share Repurchases

In May 2025, the Company repurchased and retired 0.2 million shares of its Class A common stock for an aggregate purchase price of $2.5 million. The repurchase was conducted through a privately negotiated transaction under the Company’s contractual right of first refusal granted in connection with a prior acquisition and was not part of the Company’s authorized Repurchase Program.

Shares repurchased by the Company are immediately retired and returned to the status of authorized and unissued. The cost paid to repurchase shares in excess of the par value is recorded to additional paid-in capital on the Company’s consolidated balance sheet.

(7)
Income Taxes

The Company had an effective tax rate of (2.3)% and (2.9)% for the three and six months ended June 30, 2025, respectively, and (0.9)% and (1.4)% for the three and six months ended June 30, 2024, respectively. The Company continues to incur U.S. operating losses and has minimal profits in its foreign jurisdictions.

During the three and six months ended June 30, 2025 and 2024, the Company evaluated all available evidence, both positive and negative, including historical levels of income, along with expectations and risks associated with estimates of future taxable income, and determined that it is more likely than not that its net deferred tax assets will not be realized in the United States. Due to uncertainties surrounding the realization of the deferred tax assets, the Company continues to maintain a full valuation allowance against its net deferred tax assets within the United States.

(8)
Operating Leases

Supplemental cash flow information related to operating leases was as follows (in thousands):

Six Months Ended June 30,
2025
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,873
Cash paid for operating lease liabilities	$2,950

Future minimum lease payments under non-cancellable operating leases with initial lease terms in excess of one year included in the Company’s lease liabilities as of June 30, 2025 were as follows (in thousands):

Year ending December 31:
Remainder of 2025	$1,453
2026	2,061
2027	1,321
2028	265
2029 and thereafter	—
Total undiscounted operating lease payments	$5,100
Less: imputed interest	(225)
Total operating lease liabilities	$4,875

(9)
Commitments and Contingencies

Operating Leases

In March 2025, the Company entered into a new lease agreement for its principal executive office located in San Francisco, with a total commitment of $8.7 million. The lease will commence in November 2025 with an expiration date in fiscal year 2029. The Company will recognize the related right-of-use assets and liabilities, which have not yet been determined, at the respective lease commencement date.

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

On August 8, 2024, a putative privacy class action captioned Atkins v. Amplitude, Inc., Case No. 3:24-cv-04913 was filed in the United States District Court for the Northern District of California, naming the Company as a defendant. The lawsuit is purportedly brought on behalf of all individuals who downloaded and used an application on their mobile device that embedded the Company’s Software Development Kit (“SDK”) and did not publicly disclose the Company in the application’s notices or disclosures. The complaint asserts claims under the Federal Wiretap Act, California Wiretap Act, California Invasion of Privacy Act, and California Comprehensive Computer Data Access and Fraud Act. The complaint seeks statutory damages and other relief. The plaintiffs filed an amended complaint on November 15, 2024. The Company filed a motion to dismiss the amended complaint on January 7, 2025, the plaintiffs filed their opposition brief on February 11, 2025, and the Company filed its reply on March 4, 2025. The Company also filed a motion to compel arbitration on April 8, 2025, the plaintiffs filed their opposition brief on May 6, 2025, and the Company filed its reply on May 20, 2025. The Company’s motion to dismiss and motion to compel arbitration are pending.

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

(10)
Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss attributable to Class A and Class B common stockholders	$(24,668)	$(23,415)	$(46,899)	$(44,875)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	131,364	122,633	130,534	121,730
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.19)	$(0.19)	$(0.36)	$(0.37)

The following potential shares of common stock were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	As of June 30,
	2025	2024
Equity plan stock options outstanding	10,805	12,723
RSUs outstanding	18,313	13,160
Restricted shares	301	—
Shares issuable pursuant to the ESPP	630	688
Total	30,049	26,571

(11) Subsequent Events

RSU Awards

In July 2025, the Company issued 0.7 million RSUs to its employees with service-based vesting conditions. The service-based vesting condition for these awards are satisfied over three years. The grant date fair value of the RSUs issued in July 2025 was approximately $9.0 million.

Kraftful Acquisition

On July 3, 2025 (the “Acquisition Date”), the Company acquired all the capital stock of Kraftful, Inc. (“Acquiree”), a privately-held company for an aggregate purchase price of $3.7 million (net of cash acquired of $0.3 million), consisting of $2.9 million of net cash and $0.8 million of equity consideration through the issuance of 0.1 million shares of its common stock (“the Acquisition”). As part of the Acquisition, the Company agreed to certain equity payments with key employees in which an aggregate of 0.3 million shares with a value of $3.4 million will be recognized as compensation expense.

The Acquisition is expected to enhance the Company’s digital analytics platform to drive customer success utilizing the Acquiree’s AI-powered SaaS platform that enables product teams to analyze and act on user feedback at scale. The Acquisition will be accounted for as a business combination, but given the limited time that has passed since the Acquisition Date, the Company is still in the process of developing its fair value assumptions for the consideration, assets acquired, and liabilities assumed. As a result, we are unable to provide the amounts recognized as of the Acquisition Date for the major classes of assets acquired and liabilities assumed.

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (“the OBBBA”) was signed into law. The OBBBA introduces multiple tax law and other legislative changes, which may be subject to further clarification and the issuance of interpretive guidance. The Company is evaluating the impact on its consolidated financial statements.

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

Overview

Amplitude is a leading Digital Analytics Platform that helps businesses access trusted data, understand their customers, and optimize their product and digital experiences. Our integrated and AI-powered platform enables teams to improve the metrics they care about most: acquisition, monetization, retention, and revenue growth. We work with more than 4,300 paying customers of various sizes and stages of digital maturity, across many industries, including the teams behind some of the most beloved digital products in the world. We have experienced steady growth in recent years, with approximately 800 employees in seven global offices.

At the core of our Digital Analytics Platform is our Behavioral Graph, a proprietary, purpose-built behavioral database that is the largest of its kind. Our Behavioral Graph instantly finds patterns, makes recommendations, and connects customer actions along their journeys to the right business outcomes, like engagement, growth, and loyalty. We have also re-architected Amplitude to be AI-led from the ground up. This transformation integrates AI across our platform to deliver intelligent insights, automate complex workflows, and enable adaptive experiences for our customers. With built-in AI agents and infrastructure—not bolted-on features—Amplitude helps teams reduce guesswork and drive durable business growth.

Consistently ranked #1 in multiple categories by G2, Amplitude offers a comprehensive and easy-to-use platform, which includes Product and Marketing Analytics, Session Replay, Feature and Web Experimentation, Activation, and Guides and Surveys.

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

Historically, we have been successful at efficiently growing our customer base and number of customers who have entered into and grown into larger subscriptions with us as evidenced by the growth of our number of paying customers and number of customers that represent greater than $100,000 in annual recurring revenue (“ARR”). As of June 30, 2025 and 2024, we had 634 and 547 customers, respectively, that each represented greater than $100,000 in ARR, representing a 16% increase year-over-year. We believe our relationship with some of the world’s most beloved product-led companies has resulted in increased brand credibility and access to many attractive growth opportunities. As of June 30, 2025 and 2024, our dollar-based net retention rate for the trailing 12 months ("TTM") was 99% and 98%, respectively, for paying customers. Additionally, our ending dollar-based net retention rate for paying customers as of June 30, 2025 and 2024, was 104% and 96%, respectively.

Investments in Platform

We believe that our customers will demand additional features and capabilities beyond our current platform offerings to assist them in optimizing their digital products. We have a history of, and will continue to invest significantly in, developing and delivering innovative products, features, and functionality targeted at our core customer base. In addition, we may choose to add new products and offerings or enhance our platform capabilities through acquisitions. In recent years, we have acquired companies to improve and expand our platform capabilities. In October 2024, we acquired CommandAI to provide intuitive AI-powered user assistance to make complex software easier to adopt and navigate. In June 2025, we completed an asset acquisition of Inari to accelerate our AI roadmap, leveraging their team’s deep expertise in applied AI. Going forward, we may pursue both strategic partnerships and acquisitions that we believe will be complementary to our business, accelerate customer acquisition, increase usage of our platform, and/or expand our platform offerings in our core markets.

Investing for Growth

Our investment for growth encompasses multiple critical areas, including product expansion, our sales force, sales support, partner ecosystem, and our international presence. We continue to evolve our technology and platform to ensure that we are best serving our customers’ needs. For example, in June 2025, we introduced Amplitude AI Agents, which turn Amplitude into a team of specialized experts that work 24/7 to analyze user behavior, run experiments, and optimize digital experiences. In May 2025, we rolled out a suite of new marketing capabilities that give visibility into the entire customer journey, enabling marketers to increase conversion, improve ROI, and target audiences more precisely. In February 2025, following our acquisition of CommandAI, we rolled out Guides and Surveys to help organizations improve onboarding and user engagement. These product launches build on a record year for product innovation in 2024, including the launches of self-serve Web Experimentation for marketers, a radically simplified platform experience with Amplitude Made Easy, a warehouse-native experience with Snowflake, and Session Replay to visualize the user journey.

We believe the evolution of our technology and platform will lead to increased retention and positive customer referrals that will continue to generate expansion opportunities within our existing installed base and from new customers. We plan to continue to invest in our research and development organization to maintain and strengthen our market leadership position, and we believe that attracting the best engineering and AI talent will continue to be critical to our long-term success. As we continue to invest in our platform, we expect our research and development expenses, including those capitalized for internal-use software, to increase in dollar amount over time. Over the longer term, we believe these expenses as a percentage of revenue will decrease, though these expenses as a percentage of revenue could increase in the short term.

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

Finally, we see opportunities to expand offices and headcount internationally to better serve targeted international markets where we believe we have a significant opportunity to accelerate existing traction and success. For the three and six months ended June 30, 2025, 39% of our revenue was generated outside the United States. As we seek to expand our business globally, we may be adversely affected by global economic and political instability. For example, as a result of the Russia-Ukraine War and related sanctions, we have terminated certain relationships with customers in Russia. Some of the businesses of our customers in the impacted regions have also experienced disruptions that have affected their ability to pay for our services. See “Risk Factors–Risks Related to Our Business and Industry–Our operations are international in scope, and we plan further geographical expansion, creating a variety of operational challenges.”

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

	As of June 30,
	2025	2024	YoY Growth
	(dollar values in millions)
Annual Recurring Revenue (ARR)	$335	$290	16%
Dollar-Based Net Retention Rate (TTM)	99%	98%
Paying Customers with ARR of $100,000 or greater	634	547	16%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except percentages)
Gross Profit	$60,458	$53,815	$120,207	$107,550
Non-GAAP Gross Profit	$62,114	$55,425	$123,312	$110,904

Gross Margin	73%	73%	74%	74%
Non-GAAP Gross Margin	75%	76%	76%	76%

Loss from Operations	$(27,094)	$(27,160)	$(51,292)	$(51,865)
Non-GAAP Income (Loss) from Operations	$(1,475)	$(3,731)	$(3,592)	$(5,810)

Loss from Operations Margin	(33)%	(37)%	(31)%	(36)%
Non-GAAP Income (Loss) from Operations Margin	(2)%	(5)%	(2)%	(4)%

Net Cash Provided by (Used in) Operating Activities	$20,054	$9,228	$12,032	$9,180
Free Cash Flow	$18,168	$6,841	$8,942	$5,703

Net Cash Provided by (Used in) Operating Activities Margin	24%	13%	7%	6%
Free Cash Flow Margin	22%	9%	5%	4%

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

The following tables reconcile the most directly comparable U.S. GAAP financial measure to each of these non-GAAP financial measures.

Non-GAAP Gross Profit and Gross Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except percentages)
Gross profit	$60,458	$53,815	$120,207	$107,550
Add:
Stock-based compensation expense(1)	$1,469	$1,548	$2,736	$3,022
Acquired intangible assets amortization	$187	$62	$369	$332
Non-GAAP Gross Profit	$62,114	$55,425	$123,312	$110,904
Non-GAAP Gross Margin	75%	76%	76%	76%

(1)
Stock-based compensation expense-related charges include employer payroll tax-related expenses on employee stock transactions.

Non-GAAP Income (Loss) From Operations and Income (Loss) From Operations Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except percentages)
Loss from operations	$(27,094)	$(27,160)	$(51,292)	$(51,865)
Add:
Stock-based compensation expense(1)	$25,307	$23,323	$47,084	$45,636
Acquired intangible assets amortization	$312	$106	$616	$419
Non-GAAP Income (Loss) from Operations	$(1,475)	$(3,731)	$(3,592)	$(5,810)
Non-GAAP Income (Loss) from Operations Margin	(2)%	(5)%	(2)%	(4)%

(1)
Stock-based compensation expense-related charges include employer payroll tax-related expenses on employee stock transactions.

Free Cash Flow and Free Cash Flow Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except percentages)
Net cash provided by (used in) investing activities	$(18,606)	$12,613	$(44,995)	$35,671
Net cash provided by (used in) financing activities	$(12,962)	$(5,204)	$(19,052)	$(10,997)
Net cash provided by (used in) operating activities	$20,054	$9,228	$12,032	$9,180
Less:
Purchase of property and equipment	(538)	(606)	(977)	(963)
Capitalization of internal-use software costs	(1,348)	(1,781)	(2,113)	(2,514)
Free Cash Flow	$18,168	$6,841	$8,942	$5,703
Free Cash Flow Margin	22%	9%	5%	4%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Revenue	$83,270	$73,300	$163,223	$145,924
Cost of revenue(1)	22,812	19,485	43,016	38,374
Gross profit	60,458	53,815	120,207	107,550
Operating expenses:
Research and development(1)	24,094	21,145	47,627	44,098
Sales and marketing(1)	46,955	44,144	91,101	84,961
General and administrative(1)	16,503	15,686	32,771	30,356
Total operating expenses	87,552	80,975	171,499	159,415
Loss from operations	(27,094)	(27,160)	(51,292)	(51,865)
Other income (expense), net	2,980	3,950	5,725	7,621
Loss before provision for income taxes	(24,114)	(23,210)	(45,567)	(44,244)
Provision for income taxes	554	205	1,332	631
Net loss	$(24,668)	$(23,415)	$(46,899)	$(44,875)

(1)
Amounts include stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue	$1,469	$1,548	$2,736	$3,022
Research and development	8,657	8,197	16,163	17,111
Sales and marketing	9,740	8,647	17,559	15,518
General and administrative	4,639	4,346	8,644	8,151
Total stock-based compensation expense	$24,505	$22,738	$45,102	$43,802

The following table sets forth the components of our condensed consolidated statements of operations and comprehensive loss data, for each of the periods presented, as a percentage of revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	100%	100%	100%	100%
Cost of revenue	27%	27%	26%	26%
Gross margin	73%	73%	74%	74%
Operating expenses:
Research and development	29%	29%	29%	30%
Sales and marketing	56%	60%	56%	58%
General and administrative	20%	21%	20%	21%
Total operating expenses	105%	110%	105%	109%
Loss from operations	(33)%	(37)%	(31)%	(36)%
Other income (expense), net	4%	5%	4%	5%
Loss before provision for (benefit from) income taxes	(29)%	(32)%	(28)%	(30)%
Provision for (benefit from) income taxes	1%	*	1%	*
Net loss	(30)%	(32)%	(29)%	(31)%

* Less than 1%

Note: Certain figures may not sum due to rounding

Comparison of Three Months Ended June 30, 2025 to Three Months Ended June 30, 2024

Revenue

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Revenue	$83,270	$73,300	$9,970	14%

Revenue increased by $10.0 million, or 14%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily driven by growth in our paying customer base, partially offset by partial and full customer churn, which slightly outpaced expansion within our existing customer accounts, as reflected in our NRR (TTM) of 99% as of June 30, 2025.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$22,812	$19,485	$3,327	17%
Gross margin	73%	73%	N/A	N/A

Cost of revenue increased $3.3 million, or 17%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily due to an increase of $1.5 million in third-party hosting costs as we increased capacity to support paying customer usage and growth of our paying customer base and $1.0 million in amortization of capitalized internal-use software development costs. The increase was also attributable to an increase of $0.9 million in personnel and subcontractor-related expenses, including an increase in allocated overhead costs.

Operating Expenses

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Research and development	$24,094	$21,145	$2,949	14%
Sales and marketing	46,955	44,144	2,811	6%
General and administrative	16,503	15,686	817	5%
Total operating expenses	$87,552	$80,975	$6,577	8%

Research and Development

Research and development expenses increased $2.9 million, or 14%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily driven by a $1.8 million increase in personnel-related expenses, including higher allocated overhead costs, and a $0.7 million decrease in capitalized personnel costs associated with internally developed software.

Sales and Marketing

Sales and marketing expenses increased $2.8 million, or 6%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily due to an increase of $2.8 million in personnel-related expenses, including an increase in allocated overhead costs and an increase of $1.2 million in stock-based compensation expenses and related payroll taxes. The increases were partially offset by a decrease of $1.2 million in variable compensation expense in the period.

General and Administrative

General and administrative expenses increased $0.8 million, or 5%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily attributable to an increase of $0.7 million in consulting fees, an increase of $0.3 million in stock-based compensation expenses and related payroll taxes, and an increase of $0.3 million in subscription software. The increases were partially offset by a decrease of $0.5 million in corporate expenses.

Other Income (Expense), Net

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Other income (expense), net	$2,980	$3,950	$(970)	(25)%

Other income (expense), net decreased $1.0 million, or 25%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was primarily due to lower interest income of $1.1 million due to a lower combined yield on investments and cash equivalents in the three months ended June 30, 2025.

Provision for Income Taxes

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Provision for income taxes	$554	$205	$349	170%

Provision for income taxes increased $0.3 million, or 170%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to increased foreign taxes during the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Comparison of Six Months Ended June 30, 2025 to Six Months Ended June 30, 2024

Revenue

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Revenue	$163,223	$145,924	$17,299	12%

Revenue increased by $17.3 million, or 12%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily driven by growth in our paying customer base, partially offset by partial and full customer churn, which slightly outpaced expansion within our existing customer accounts, as reflected in our NRR (TTM) of 99% as of June 30, 2025

Cost of Revenue and Gross Margin

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$43,016	$38,374	$4,642	12%
Gross margin	74%	74%	N/A	N/A

Cost of revenue increased $4.6 million, or 12%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily due to an increase of $1.9 million in third-party hosting costs as we increased capacity to support paying customer usage and growth of our paying customer base and $1.6 million in amortization of capitalized internal-use software development costs. The increase was also attributable to an increase of $1.4 million in personnel and subcontractor-related expenses, including an increase in allocated overhead costs.

Operating Expenses

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Research and development	$47,627	$44,098	$3,529	8%
Sales and marketing	91,101	84,961	6,140	7%
General and administrative	32,771	30,356	2,415	8%
Total operating expenses	$171,499	$159,415	$12,084	8%

Research and Development

Research and development expenses increased $3.5 million, or 8%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily attributable to an increase of $3.9 million in personnel-related expenses, including an increase in allocated overhead costs, offset by a decrease of $1.1 million in stock-based compensation expense and related payroll taxes.

Sales and Marketing

Sales and marketing expenses increased $6.1 million, or 7%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily due to an increase of $6.0 million in personnel-related expenses, including an increase in allocated overhead costs and an increase of $2.1 million in stock-based compensation expenses and related payroll taxes. The increases were partially offset by a decrease of $1.6 million in variable compensation expense in the period.

General and Administrative

General and administrative expenses increased $2.4 million, or 8%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily attributable to an increase of $1.5 million in consulting fees, an increase of $0.7 million in personnel-related expenses, including an increase in allocated overhead costs, an increase of $0.7 million in subscription software, and an increase of $0.6 million in stock-based compensation expenses and related payroll taxes. The increases were partially offset by a decrease of $0.8 million in corporate expenses.

Other Income (Expense), Net

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Other income (expense), net	$5,725	$7,621	(1,896)	(25)%

Other income (expense), net decreased $1.9 million, or 25%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was primarily due to lower interest income of $1.8 million due to a lower combined yield on investments and cash equivalents in the six months ended June 30, 2025.

Provision for Income Taxes

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Provision for income taxes	$1,332	$631	$701	111%

Provision for income taxes increased $0.7 million, or 111%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to increased foreign taxes during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Liquidity and Capital Resources

Since inception, we have financed operations primarily through the net proceeds we have received from the sales of our preferred stock and common stock as well as cash generated from the sale of subscriptions to our platform. We have generated losses from our operations as reflected in our accumulated deficit of $504.7 million as of June 30, 2025. We generated positive cash flows from operating activities for the six months ended June 30, 2025 and have generated positive cash flows from operating activities during the years ended December 31, 2024 and 2023. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support our platform, including growth in our customer base and customer usage, increased research and development expenses to support the growth of our business and related infrastructure, and increased general and administrative expenses to support being a publicly-traded company.

As of June 30, 2025, our principal sources of liquidity were cash and cash equivalents of $119.7 million and restricted cash of $0.9 million. We also had $167.9 million in marketable securities that provide additional capital resources. Additionally, a substantial source of our cash provided by operating activities is our deferred revenue, which is included on our condensed consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the term of the subscription agreement. As of June 30, 2025, we had $136.7 million of deferred revenue, all of which was recorded as a current liability. This deferred revenue will be recognized as revenue when or as the related performance obligations are met.

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

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$12,032	$9,180
Net cash provided by (used in) investing activities	$(44,995)	$35,671
Net cash provided by (used in) financing activities	$(19,052)	$(10,997)

Operating Activities

Our largest source of operating cash is cash collection from sales of subscriptions to our paying customers. Our primary uses of cash from operating activities are for personnel and related expenses, marketing expenses, and third-party hosting-related and software expenses. For the current period we have generated positive cash flows from operating activities.

Net cash provided by operating activities of $12.0 million for the six months ended June 30, 2025 reflects our net loss of $46.9 million, adjusted by non-cash items such as stock-based compensation expense of $45.1 million, depreciation and amortization of $4.7 million, and non-cash operating lease costs of $2.3 million as well as net cash used in changes in our operating assets and liabilities of $6.2 million. The net cash provided by changes in operating assets and liabilities primarily consisted of collections outpacing revenue recognized as evidenced through the net increase in cash of $16.7 million from changes in accounts receivable and deferred revenue and a net increase in accrued expenses and accounts payable of $2.7 million. These changes were primarily offset by an increase in prepaid expenses and other current and noncurrent assets of $5.5 million, a $4.7 million increase related to additional payments for deferred commissions during the period, and a $3.0 million increase in operating lease liabilities.

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

Investing Activities

Net cash used in investing activities of $45.0 million for the six months ended June 30, 2025 consisted of $64.5 million of purchases of marketable securities, $2.1 million of capitalized internal-use software development costs, $1.0 million in purchases of property and equipment, and $0.4 million in cash paid for an acquisition. These decreases were partially offset by $23.0 million of cash received from the maturities of marketable securities.

Net cash provided by investing activities of $35.7 million for the six months ended June 30, 2024 consisted of $57.5 million of cash received from the maturities of marketable securities, offset by $18.4 million of purchases of marketable securities, $2.5 million in capitalized internal-use software development costs, and $1.0 million in purchases of property and equipment.

Financing Activities

Net cash used in financing activities of $19.1 million for the six months ended June 30, 2025 consisted of $18.6 million in net tax remittance on equity awards related to the vesting of RSU awards under a withhold-to-cover method, and $2.5 million in repurchases of common stock. These decreases were partially offset by $2.1 million in proceeds from the exercise of stock options.

Net cash used in financing activities of $11.0 million for the six months ended June 30, 2024 consisted of $14.3 million in net tax remittance on equity awards related to the vesting of RSU awards under a withhold-to-cover method, partially offset by $3.3 million in proceeds from the exercise of stock options.

Remaining Performance Obligations

Remaining performance obligations (“RPO”) as of June 30, 2025 and 2024, including the expected timing of recognition is as follows:

	As of June 30,
	2025	2024	% Change
	(in thousands, except percentages)
Less than or equal to 12 months	$248,520	$207,176	20%
Greater than 12 months	109,574	67,035	63%
Total remaining performance obligations	$358,094	$274,211	31%

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

Contractual Obligations and Commitments

In April 2025, the Company entered into a new private pricing addendum with Amazon Web Services (“AWS”) for cloud computing infrastructure, which replaced the Company's prior agreement with AWS and terminated the remaining commitments under the prior agreement. Under the terms of the agreement, the Company has a minimum purchase commitment of $326.3 million in AWS services through March 2031. As of June 30, 2025, the Company had utilized $9.1 million of this commitment.

During the six months ended June 30, 2025, there were no additional material changes in our contractual obligations and other commitments outside of those disclosed in the 2024 Form 10-K, other than an increase in our lease commitments. See Note 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our commitments and contingencies.

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

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. There have been no changes to our critical accounting policies and estimates, during the six months ended June 30, 2025 as compared to those disclosed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2024 Form 10-K.

Recent Accounting Pronouncements

See Note 1 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds and U.S. government securities. As of June 30, 2025, we had cash and cash equivalents of $119.7 million and marketable securities of $167.9 million. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income on cash and cash equivalents. However, an immediate 10% increase or decrease in interest rates would not have a material effect on the fair value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Our revenue was $299.3 million for the fiscal year ended December 31, 2024 and $163.2 million and $145.9 million for the six months ended June 30, 2025 and 2024, respectively. However, you should not rely on our historical revenue growth as an indication of our future performance.

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

We have experienced net losses in each period since inception. We generated net losses of $94.3 million for the fiscal year ended December 31, 2024 and $46.9 million and $44.9 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $504.7 million. We expect our costs and expenses to increase in future periods. In particular, we intend to continue to invest significant resources in:

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

Any of these and other factors, or the cumulative effect of some of these factors, may cause our results of operations to vary significantly. To the extent our results of operations fall below the expectations of investors and securities analysts who follow our stock, the trading price of our Class A common stock could decline substantially, and we could face costly lawsuits, including securities class action litigation. For example, we previously defended against a securities class action lawsuit (“Securities Class Action”) and a shareholder derivative lawsuit (“Derivative Action”), which were filed in the United States District Court for the Northern District of California. We are also currently defending against two privacy class actions and previously defended against a third privacy action. See “Legal Matters” in Note 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the Securities Class Action, the Derivative Action and privacy actions. We have incurred and will continue to incur significant legal costs in connection with the defense of these lawsuits and management will be required to devote significant time in managing the defense of the actions.

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

For the year ended December 31, 2024 and the six months ended June 30, 2025 and 2024, 40%, 39%, and 40% of our revenue was generated outside the United States, respectively. A component of our growth strategy involves the further expansion of our operations and customer base internationally, which will require significant dedication of management attention and financial resources. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. Our sales organization outside the United States is substantially smaller than our sales organization in the United States, and to date, only a very small portion of our sales has been driven by resellers or other channel partners. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity and limited channel partners, we may be unable to effectively grow in international markets.

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

For the year ended December 31, 2024 and the six months ended June 30, 2025 and 2024, our research and development expenses were 33%, 29%, and 30% of our revenue, respectively. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our business may be harmed. Moreover, research and development projects can be technically challenging and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling products and generate revenue, if any, from such investment. Additionally, anticipated customer demand for a product or service we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such product or service. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of products that are competitive in our current or future markets, our business, financial condition, and results of operations would be materially adversely affected.

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

In Europe, on August 1, 2024, the EU Artificial Intelligence Act (the “EU AI Act”) entered into force, and establishes a comprehensive, risk-based governance framework for AI in the EU market. The majority of the substantive requirements will apply from August 2, 2026. The EU AI Act applies to companies that develop, use, and/or provide AI in the EU and—depending on the AI use case—includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and fines for breach of up to 7% of worldwide annual turnover. In addition, the revised EU Product Liability Directive came into force in December 2024, to be implemented into EU member state national law by December 2026. This Directive extends the EU’s existing strict product liability regime to AI Technologies and AI-enabled products, and facilitates civil claims in respect of harm caused by AI. Once fully applicable, the EU AI Act and the Liability Directives will have a material impact on the way AI is regulated in the EU. Further, in Europe we are subject to the GDPR, which regulates our use of personal data for automated decision making that results in a legal or similarly significant effect on an individual, and provides rights to individuals in respect of that automated decision making. Recent case law from the Court of Justice of the European Union (“CJEU”) has taken an expansive view of the scope of the GDPR’s requirements around automated decision making and introduced uncertainty in the interpretation of these rules. Specifically, the CJEU has expanded the scope for automated decision making under the GDPR by finding that automated decision making activities can fall within the GDPR’s restrictions on those activities even if the required legal or similarly significant effect for the individual is carried out by a third party. The EU AI Act, and developing interpretation and application of the GDPR in respect of automated decision making, together with developing guidance and/or decisions in this area, may affect our use of AI Technologies and our ability to provide, improve or commercialize our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.

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
•
changes in tax laws, tax treaties, and regulations or the interpretation of them, such as the Tax Cuts and Jobs Act, the CARES Act, the Inflation Reduction Act, and the One Big Beautiful Bill Act;
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

In addition, we have filed registration statements to register all shares subject to options and restricted stock units (“RSU”) outstanding or reserved for future issuance under our equity compensation plans. As of June 30, 2025, we had options outstanding that, if fully exercised, would result in the issuance of 10,805,055 shares of Class A common stock, as well as 18,313,013 shares of Class A common stock subject to RSUs.

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

We have in the past sought, and intend in the future to seek, to acquire or invest in businesses, joint ventures, strategic or preferred partnerships, and platform technologies that we believe could complement or expand our Digital Analytics Platform, enhance our technology, or otherwise offer growth opportunities. Any such acquisitions, partnerships, or investments may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, the acquired company’s software is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. Any such transactions that we are able to complete may not result in the synergies or other benefits we expect to achieve, which could result in substantial impairment charges. These transactions could also result in dilutive issuances of equity securities, the incurrence of debt, or adverse tax consequences, which could materially adversely affect our business, financial condition, and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Company Purchases of Equity Securities

Stock repurchases during the three months ended June 30, 2025 were as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
				(in thousands)
April 1 - 30, 2025	—	$—	—	$50,000
May 1 - 31, 2025	203,921	12.44	—	50,000
June 1 - 30, 2025	—	—	—	50,000
Total	203,921	$12.44		$50,000

(1)
Represents 203,921 shares of Class A common stock that were repurchased through a privately-negotiated transaction under the Company’s contractual right of first refusal granted in connection with a prior acquisition.
(2)
On May 7, 2025, we announced that our Board of Directors authorized the repurchase of up to $50 million of our Class A Common Stock (the “Repurchase Program”). The Repurchase Program has no expiration date. As of June 30, 2025, no shares have been repurchased under the Repurchase Program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Trading Arrangements of Section 16 Reporting Persons

On May 15, 2025, Thomas Hansen, President of the Company, adopted a Rule 10b5-1 trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 210,000 shares of the Company's Class A common stock until June 15, 2026.

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

Amplitude, Inc.

Date: August 6, 2025	By:	/s/ Spenser Skates
Spenser Skates
Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2025	By:	/s/ Andrew Casey
Andrew Casey
Chief Financial Officer (Principal Financial and Accounting Officer)