Form 10-Q
period 2025-09-30
Amplitude, Inc.
filed 2025-11-06
CIK 1866692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 3, 2025, there were 103,610,139 shares of the registrant's Class A common stock and 30,076,035 shares of the registrant's Class B common stock, each with a $0.00001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AMPLITUDE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(unaudited)

	As of September 30, 2025	As of December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$82,217	$171,678
Restricted cash, current	891	881
Marketable securities, current	106,983	69,419
Accounts receivable, net of allowance for doubtful accounts of $1,439 and $1,417 as of September 30, 2025 and December 31, 2024, respectively	34,790	26,346
Prepaid expenses and other current assets	23,641	20,353
Deferred commissions, current	17,255	14,954
Total current assets	265,777	303,631
Marketable securities, noncurrent	78,150	57,242
Property and equipment, net	17,786	16,333
Intangible assets, net	6,822	4,364
Goodwill	25,181	24,370
Deferred commissions, noncurrent	32,382	27,697
Operating lease right-of-use assets	3,976	5,286
Other noncurrent assets	8,050	6,988
Total assets	$438,124	$445,911
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,528	$991
Accrued expenses	33,729	33,851
Deferred revenue	131,534	109,671
Total current liabilities	170,791	144,513
Operating lease liabilities, noncurrent	1,767	1,772
Noncurrent liabilities	3,338	3,070
Total liabilities	175,896	149,355
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value per share; 20,000 shares authorized as of September 30, 2025 and December 31, 2024; zero shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A common stock, $0.00001 par value per share; 600,000 shares authorized as of September 30, 2025 and December 31, 2024; 103,629 and 96,095 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1	1
Class B common stock, $0.00001 par value per share; 600,000 shares authorized as of September 30, 2025 and December 31, 2024; 30,076 and 33,093 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	790,433	754,398
Accumulated other comprehensive income	528	6
Accumulated deficit	(528,734)	(457,849)
Total stockholders’ equity	262,228	296,556
Total liabilities and stockholders’ equity	$438,124	$445,911

See accompanying notes to condensed consolidated financial statements.

AMPLITUDE, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$88,564	$75,217	$251,788	$221,141
Cost of revenue	23,074	18,744	66,091	57,118
Gross profit	65,490	56,473	185,697	164,023
Operating expenses:
Research and development	26,612	19,037	74,239	63,135
Sales and marketing	48,306	40,863	139,407	125,824
General and administrative	16,222	16,586	48,994	46,942
Total operating expenses	91,140	76,486	262,640	235,901
Other income (expense), net	2,590	3,901	8,317	11,522
Loss before provision for income taxes	(23,060)	(16,112)	(68,626)	(60,356)
Provision for income taxes	926	742	2,259	1,373
Net loss	$(23,986)	$(16,854)	$(70,885)	$(61,729)
Net loss per share attributable to Class A and Class B common stockholders:
Basic and diluted	$(0.18)	$(0.14)	$(0.54)	$(0.50)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders:
Basic and diluted	132,997	124,324	131,364	122,601

Other comprehensive loss
Net unrealized gains on marketable securities	182	47	522	181
Comprehensive loss	$(23,804)	$(16,807)	$(70,363)	$(61,548)

See accompanying notes to condensed consolidated financial statements.

AMPLITUDE, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(unaudited)

	Class A and Class B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2024	129,188	$1	$754,398	$6	$(457,849)	$296,556
Stock-based compensation expense	—	—	21,355	—	—	21,355
Exercise of stock options	534	—	1,529	—	—	1,529
Vesting of restricted stock units	1,805	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units	(670)	—	(8,069)	—	—	(8,069)
Net loss	—	—	—	—	(22,231)	(22,231)
Other comprehensive income	—	—	—	320	—	320
Balance at March 31, 2025	130,857	$1	$769,213	$326	$(480,080)	$289,460
Stock-based compensation expense	—	—	25,633	—	—	25,633
Exercise of stock options	149	—	591	—	—	591
Issuance of common stock under employee stock purchase plan	208	—	1,682	—	—	1,682
Vesting of restricted stock units	2,347	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units	(879)	—	(10,677)	—	—	(10,677)
Repurchase of common stock	(204)	—	(2,537)	—	—	(2,537)
Net loss	—	—	—	—	(24,668)	(24,668)
Other comprehensive income	—	—	—	20	—	20
Balance at June 30, 2025	132,478	$1	$783,905	$346	$(504,748)	$279,504
Stock-based compensation expense	—	—	26,169	—	—	26,169
Exercise of stock options	561	—	1,875	—	—	1,875
Issuance of common stock in connection with an acquisition	356	—	905	—	—	905
Vesting of restricted stock units	2,298	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units	(932)	—	(10,676)	—	—	(10,676)
Repurchase of common stock	(1,056)	—	(11,745)	—	—	(11,745)
Net loss	—	—	—	—	(23,986)	(23,986)
Other comprehensive income	—	—	—	182	—	182
Balance at September 30, 2025	133,705	$1	$790,433	$528	$(528,734)	$262,228

See accompanying notes to condensed consolidated financial statements.

AMPLITUDE, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(unaudited)

	Class A and Class B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2023	120,010	$1	$658,463	$(181)	$(363,530)	$294,753
Stock-based compensation expense	—	—	21,765	—	—	21,765
Exercise of stock options	699	—	1,794	—	—	1,794
Vesting of early exercised stock options	—	—	20	—	—	20
Vesting of restricted stock units	1,442	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units	(542)	—	(7,729)	—	—	(7,729)
Net loss	—	—	—	—	(21,460)	(21,460)
Other comprehensive income	—	—	—	67	—	67
Balance at March 31, 2024	121,609	$1	$674,313	$(114)	$(384,990)	$289,210
Stock-based compensation expense	—	—	24,421	—	—	24,421
Exercise of stock options	503	—	1,463	—	—	1,463
Issuance of common stock under employee stock purchase plan	256	—	2,030	—	—	2,030
Vesting of restricted stock units	1,847	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units	(680)	—	(6,449)	—	—	(6,449)
Net loss	—	—	—	—	(23,415)	(23,415)
Other comprehensive income	—	—	—	67	—	67
Balance at June 30, 2024	123,535	$1	$695,778	$(47)	$(408,405)	$287,327
Stock-based compensation expense	—	—	22,792	—	—	22,792
Exercise of stock options	830	—	2,346	—	—	2,346
Vesting of restricted stock units	1,730	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units	(663)	—	(5,631)	—	—	(5,631)
Net loss	—	—	—	—	(16,854)	(16,854)
Other comprehensive income	—	—	—	47	—	47
Balance at September 30, 2024	125,432	$1	$715,285	$—	$(425,259)	$290,027

See accompanying notes to condensed consolidated financial statements.

AMPLITUDE, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(70,885)	$(61,729)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,128	4,137
Stock-based compensation expense	70,218	64,914
Other	1,146	(33)
Non-cash operating lease costs	3,332	2,947
Changes in operating assets and liabilities:
Accounts receivable	(8,533)	(703)
Prepaid expenses and other current assets	(2,635)	(7,235)
Deferred commissions	(6,986)	(2,217)
Other noncurrent assets	(1,062)	(3,631)
Accounts payable	4,538	(307)
Accrued expenses	2,936	10,593
Deferred revenue	21,863	12,333
Operating lease liabilities	(4,071)	(3,719)
Net cash provided by (used in) operating activities	16,989	15,350
Cash flows provided by (used in) investing activities:
Cash received from maturities of marketable securities	41,283	91,250
Purchases of marketable securities	(100,320)	(18,352)
Purchase of property and equipment	(1,436)	(979)
Capitalization of internal-use software costs	(3,259)	(4,170)
Cash paid for acquisitions, net of cash acquired	(3,094)	—
Net cash provided by (used in) investing activities	(66,826)	67,749
Cash flows provided by (used in) financing activities:
Proceeds from the exercise of stock options	3,995	5,603
Cash received for tax withholding obligations on equity award settlements	3,203	4,223
Cash paid for tax withholding obligations on equity award settlements	(32,530)	(23,959)
Repurchase of common stock	(14,282)	—
Net cash provided by (used in) financing activities	(39,614)	(14,133)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(89,451)	68,966
Cash, cash equivalents, and restricted cash at beginning of period	172,559	249,360
Cash, cash equivalents, and restricted cash at end of period	$83,108	$318,326
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$840	$444
Non-cash investing and financing activities:
Stock-based compensation capitalized as internal-use software costs	$2,939	$4,064

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

The following tables set forth operating segment information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$88,564	$75,217	$251,788	$221,141
Less:
Cost of revenue(1)	21,293	17,185	61,204	52,205
Research and development(1)	17,203	11,886	47,720	37,970
Sales and marketing(1)	37,961	32,288	110,639	101,072
General and administrative(1)	11,539	12,291	35,250	34,137
Other segment expenses	26,218	21,580	73,918	67,635
Other income	(2,590)	(3,901)	(8,317)	(11,522)
Provision for income taxes	926	742	2,259	1,373
Consolidated net loss	$(23,986)	$(16,854)	$(70,885)	$(61,729)

(1)
Amounts exclude other segment expenses as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock-based compensation expense and related employer payroll taxes	$25,744	$21,536	$72,828	$67,172
Amortization of acquired intangible assets	474	44	1,090	463
Total other segment expenses	$26,218	$21,580	$73,918	$67,635

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

No customer accounted for 10% or more of total revenue for the three and nine months ended September 30, 2025 and 2024. As of September 30, 2025 and December 31, 2024, no customer represented 10% or more of accounts receivable.

Significant Accounting Policies

The Company's significant accounting policies are described in the 2024 Form 10-K. There have been no significant changes to these policies that have had a material impact on the Company’s condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2025.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-use Software: Targeted Improvements to the Accounting for Internal-Use Software. The ASU is intended to modernize the internal-use software guidance by eliminating accounting consideration of software project development stages and enhancing the guidance around the probable-to-complete threshold. ASU 2025-06 is effective for annual and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-06.

(2)
Revenue from Contracts with Customers

Deferred Revenue and Remaining Performance Obligations

The amount of revenue recognized in the nine months ended September 30, 2025 that was included in deferred revenue as of December 31, 2024 was $106.0 million.

As of September 30, 2025 and December 31, 2024, unrecognized transaction price related to remaining performance obligations was $391.9 million and $308.6 million, respectively. The Company’s remaining performance obligations as of September 30, 2025 and December 31, 2024 are expected to be recognized as follows (in thousands):

	As of September 30, 2025	As of December 31, 2024
Less than or equal to 12 months	$257,677	$223,320
Greater than 12 months	134,215	85,315
Total remaining performance obligations	$391,892	$308,635

Disaggregation of Revenue

The following table shows the Company’s disaggregation of revenue by geographic areas, as determined based on the address of the Company's customers for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$54,411	$45,176	$154,015	$132,730
International	34,153	30,041	97,773	88,411
Total revenue	$88,564	$75,217	$251,788	$221,141

Deferred Commissions

Commissions paid upon the initial acquisition of a contract are deferred and then amortized on a straight-line basis over a period of benefit, determined to be five years. Commissions paid for subsequent renewals are amortized over the renewal term. The following table represents a roll forward of the Company’s deferred commissions for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$47,376	$38,258	$42,651	$38,386
Additions to deferred commissions	6,777	5,997	19,545	12,656
Amortization of deferred commissions	(4,516)	(3,651)	(12,559)	(10,438)
Ending balance	49,637	40,604	49,637	40,604
Deferred commissions, current portion	17,255	14,312	17,255	14,312
Deferred commissions, net of current portion	32,382	26,292	32,382	26,292
Total deferred commissions	$49,637	$40,604	$49,637	$40,604

(3)
Balance Sheet Components

The following tables show the Company’s financial statement details as of September 30, 2025 and December 31, 2024.

Cash, Cash Equivalents and Restricted Cash

The following table represents the Company's cash, cash equivalents, and restricted cash at each period end (in thousands):

	As of September 30,	As of December 31,
	2025	2024
Cash and cash equivalents	$82,217	$171,678
Restricted cash, current	891	881
Total cash, cash equivalents, and restricted cash	$83,108	$172,559

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2025	2024
Prepaid hosting	$8,076	$6,128
Other prepaid expenses and other assets	15,565	14,225
Total prepaid expense and other current assets	$23,641	$20,353

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2025	2024
Accrued hosting	$3,188	$1,151
Accrued commission and bonus	11,364	17,215
Accrued payroll and employee related taxes	4,578	2,500
Accrued sales tax	320	429
2021 Employee Stock Purchase Plan withholding	2,551	811
Operating lease liabilities, current	2,018	3,812
Customer refunds and credits	1,478	1,300
Non-income tax liabilities	1,127	1,058
Other accrued liabilities	7,105	5,575
Total accrued expenses	$33,729	$33,851

(4)
Fair Value Measurements

The following table summarizes, for financial assets measured at fair value, the respective fair value and classification by level of input within the fair value hierarchy (in thousands):

	As of September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$60,276	$—	$—	$60,276
Level 2:
Cash equivalents(1)
U.S. governmental and agency securities	—	—	—	—
Available-for-sale securities
U.S. governmental and agency securities	184,605	528	—	185,133
Total	$244,881	$528	$—	$245,409

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$137,374	$—	$—	$137,374
Level 2:
Cash equivalents(1)
U.S. governmental and agency securities	12,826	—	—	12,826
Available-for-sale securities
U.S. governmental and agency securities	126,655	6	—	126,661
Total	$276,855	$6	$—	$276,861

(1)
Included in “Cash and cash equivalents” in the Company’s condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, in addition to cash of $21.9 million and $21.5 million, respectively.

The Company uses quoted prices in active markets for identical assets to determine the fair value of the Company's Level 1 investments. The fair value of the Company's Level 2 investments is determined using pricing based on quoted market prices or alternative market observable inputs.

The fair value of the Company's available-for-sale securities as of September 30, 2025, by remaining contractual maturities, was as follows (in thousands):

As of September 30, 2025
Due in one year or less	$106,983
Due in greater than one year	78,150
Total	$185,133

(5)
Acquisitions and Intangible Assets

Acquisitions

On June 25, 2025, the Company acquired certain assets from Inari, a privately-held company for $0.5 million in cash. This includes holdbacks that will be paid on the 12-month anniversary of the closing date. The Company has accounted for this transaction as an asset acquisition. In allocating the aggregate purchase price based on the estimated fair values, the Company recorded $0.5 million as a developed technology intangible asset to be amortized over an estimated useful life of three years.

On July 3, 2025, the Company completed the acquisition of Kraftful, Inc. (“Kraftful”) by acquiring all of its outstanding capital stock for a total consideration of $3.8 million (net of cash acquired of $0.2 million). The total consisted of $2.9 million in cash, net of holdback and $0.9 million of equity consideration through the issuance of 71,157 shares of its common stock and restricted stock units. In connection with the Acquisition, the Company agreed to grant certain equity awards to key employees of Kraftful, representing an aggregate of 284,625 shares of common stock and restricted stock units with a total grant date fair value of $3.6 million to be recognized as compensation expense. The holdback amount of $0.2 million will be paid on the 12-month anniversary of the Acquisition Date. The transaction was accounted for as a business combination. With the acquisition of Kraftful, we intend to integrate Kraftful's Voice of Customer Technology to unite quantitative user behavioral data and qualitative user feedback into Amplitude.

The following table summarizes the final allocation of the purchase price to the fair value of the assets acquired and liabilities assumed (in thousands):

Developed technology	$3,000
Goodwill	760
Total purchase price	$3,760

Intangible Assets Other Than Goodwill

Intangible assets, net consisted of the following (in thousands):

	As of September 30, 2025			As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$12,798	$(6,455)	$6,343	$9,250	$(5,708)	$3,542
Customer related	1,631	(1,155)	476	1,631	(880)	751
Trade name	90	(87)	3	90	(19)	71
Intangible assets, net	$14,519	$(7,697)	$6,822	$10,971	$(6,607)	$4,364

Amortization expense of intangible assets was $0.5 million and $1.1 million for the three and nine months ended September 30, 2025, respectively, and $0.1 million and $0.5 million for the three and nine months ended September 30, 2024, respectively.

As of September 30, 2025, future amortization expense is expected to be as follows (in thousands):

Amount
Remainder of 2025	$446
2026	1,755
2027	1,705
2028	1,434
2029	1,183
2030	299
Total	$6,822

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

The Company has reserved shares of its common stock as follows:

	As of September 30, 2025	As of December 31, 2024
2014 Stock Option and Grant Plan and 2021 Incentive Award Plan:
Equity plan stock options outstanding	10,244,242	11,501,725
RSUs outstanding	16,094,798	13,519,769
Shares available for future issuance	18,239,418	18,310,859
2021 Employee Stock Purchase Plan:
Shares available for future issuance	5,894,332	4,810,524
Total reserved shares	50,472,790	48,142,877

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

2021 Incentive Award Plan

In August 2021, the Company's board of directors adopted, and its stockholders approved, the 2021 Plan, which became effective in connection with the Direct Listing. The 2021 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSU awards, performance bonus awards, performance stock units, dividend equivalent awards and other forms of equity compensation (collectively, “equity awards”). As of September 30, 2025, a total of 18,239,418 shares of the Company's Class A common stock have been reserved for issuance under the 2021 Plan in addition to (i) any shares available for issuance under the 2014 Plan as of the effective date of the 2021 Plan, (ii) the number of shares represented by awards outstanding under the Company's 2014 Plan (“Prior Plan Awards”) that become available upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class A common stock underlying outstanding stock awards granted under the 2014 Plan, and (iii) an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (A) 5% of the shares of the Company's common stock outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the Company's board of directors; provided, however, that no more than 88,000,000 shares of stock may be issued upon the exercise of incentive stock options.

Stock Option Awards

Stock options granted under the 2014 Plan and the 2021 Plan (collectively, the “combined stock plans”) generally vest based on continued service over four years.

Option activity under the combined stock plans for the nine months ended September 30, 2025 is set forth below:

			Weighted
		Weighted	average	Aggregate
	Outstanding	average	remaining	intrinsic
	stock	exercise	contractual	value
	options	price	life (years)	(in thousands)
Balances as of December 31, 2024	11,501,725	$4.41	5.25	$70,628
Granted	—	—
Exercised	(1,243,549)	$3.21
Cancelled/forfeited	(13,934)	$4.79
Balances as of September 30, 2025(1)	10,244,242	$4.55	4.54	$63,156
Exercisable as of September 30, 2025	9,996,742	$4.31	4.47	$64,125

(1)
As no forfeitures are estimated due to the Company’s adoption of ASU No. 2016-09, all options are vested or expected to vest. As of September 30, 2025, no options were outstanding that were subject to a future performance condition.

The aggregate intrinsic values of options are calculated as the difference between the exercise price of the options and the market price for shares of the Company’s Class A common stock as of each period-end. The total intrinsic value of options exercised for the nine months ended September 30, 2025 and 2024 was $9.3 million and $12.6 million, respectively.

No stock options were granted in the nine months ended September 30, 2025 and 2024. No tax benefits were realized from options during the periods.

As of September 30, 2025, total unrecognized stock-based compensation expense related to options outstanding under the combined stock plans was $1.9 million. This unrecognized expense as of September 30, 2025 is expected to be recognized over the weighted average remaining vesting period of 1.74 years. As of September 30, 2025, the Company had 279,500 shares of non-employee stock options outstanding under the combined stock plans.

The fair value of each option granted to employees under the 2021 Plan is estimated on the grant date using the Black-Scholes pricing model.

Restricted Stock Units

RSUs granted under the 2021 Plan generally vest based on continued service. During the three and nine months ended September 30, 2025, the Company recorded $25.2 million and $70.6 million in stock-based compensation related to RSUs, respectively. During the three and nine months ended September 30, 2024, the Company recorded $21.2 million and $63.5 million in stock-based compensation related to RSUs, respectively.

The total fair value of RSUs vested during the nine months ended September 30, 2025 and 2024 was $76.6 million and $52.7 million, respectively. As of September 30, 2025, total unrecognized stock-based compensation expense related to RSUs was $158.5 million. This unrecognized expense as of September 30, 2025 is expected to be recognized over the weighted average remaining vesting period of 2.04 years. As of September 30, 2025, the Company had 142,722 shares of non-employee RSUs outstanding under the combined stock plans.

RSU activity during the nine months ended September 30, 2025 was as follows:

	Restricted stock units	Weighted-average grant date fair value per share
Balance as of December 31, 2024	13,519,769	$11.02
Granted	11,209,061	$10.08
Vested	(6,450,165)	$11.51
Cancelled/forfeited	(2,183,867)	$10.43
Balance as of September 30, 2025	16,094,798	$10.25

2021 Employee Stock Purchase Plan

In August 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective in connection with the Direct Listing. The ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. As of September 30, 2025, a total of 5,894,332 shares of the Company’s Class A common stock have been reserved for future issuance under the ESPP, in addition to any annual automatic evergreen increases in the number of shares of Class A common stock reserved for future issuance under the ESPP. The ESPP offers employees the option to purchase shares through a series of consecutive 12-month offering periods on each May 15th and November 15th (with two six-month purchase periods during each offering period). The price at which Class A common stock is purchased under the ESPP is equal to the lower of (i) 85% of the closing trading price per share of the Company's Class A common stock on the first trading date of an offering period in which a participant is enrolled or (ii) 85% of the closing trading price per share on the purchase date, which will occur on the last trading day of each purchase period, or such other price designated by the administrator.

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

As of September 30, 2025, 1.5 million shares have been purchased under the ESPP. During the nine months ended September 30, 2025 and 2024, we issued 208,076 and 255,694 shares under the ESPP, respectively, in settlement of $1.7 million and $2.0 million of liabilities, respectively.

During the three and nine months ended September 30, 2025, the Company recognized $0.5 million and $1.3 million, respectively, of stock-based compensation expense related to the ESPP in each period. During the three and nine months ended September 30, 2024, the Company recognized $0.4 million and $1.2 million, respectively, of stock-based compensation expense related to the ESPP in each period. As of September 30, 2025, total unrecognized compensation cost related to the ESPP was $1.2 million, which will be amortized over a weighted average period of 0.61 years.

Stock-based compensation expense, net of actual forfeitures is reflected in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$1,405	$1,559	$4,141	$4,581
Research and development	9,131	6,994	25,294	24,105
Sales and marketing	10,034	8,333	27,593	23,851
General and administrative	4,546	4,226	13,190	12,377
Total stock-based compensation expense	$25,116	$21,112	$70,218	$64,914

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

During the nine months ended September 30, 2025, the Company repurchased 1,055,565 shares of common stock for an aggregate amount of $11.7 million, including broker commission fees. Shares repurchased by the Company are immediately retired and returned to the status of authorized and unissued. The cost paid to repurchase shares in excess of the par value is recorded to additional paid-in capital on the Company’s condensed consolidated balance sheet. As of September 30, 2025, a total of $38.3 million remains available for future repurchases under the Repurchase Program.

Other Share Repurchases

In May 2025, the Company repurchased and retired 203,921 shares of its Class A common stock for an aggregate purchase price of $2.5 million. The repurchase was conducted through a privately negotiated transaction under the Company’s contractual right of first refusal granted in connection with a prior acquisition and was not part of the Company’s authorized Repurchase Program.

Shares repurchased by the Company are immediately retired and returned to the status of authorized and unissued. The cost paid to repurchase shares in excess of the par value is recorded to additional paid-in capital on the Company’s consolidated balance sheet.

(7)
Income Taxes

The Company had an effective tax rate of (4.0)% and (3.3)% for the three and nine months ended September 30, 2025, respectively, and (4.6)% and (2.3)% for the three and nine months ended September 30, 2024, respectively. The Company continues to incur U.S. operating losses and has minimal profits in its foreign jurisdictions.

During the three and nine months ended September 30, 2025 and 2024, the Company evaluated all available evidence, both positive and negative, including historical levels of income, along with expectations and risks associated with estimates of future taxable income, and determined that it is more likely than not that its net deferred tax assets will not be realized in the United States. Due to uncertainties surrounding the realization of the deferred tax assets, the Company continues to maintain a full valuation allowance against its net deferred tax assets within the United States.

On July 4, 2025, the One Big Beautiful Bill Act (“the OBBBA”) was signed into law. The OBBBA introduces multiple tax law and other legislative changes, which may be subject to further clarification and the issuance of interpretive guidance. The new legislation did not have a material impact on the Company’s consolidated financial statements. The Company will continue to monitor developments on additional guidance and legislative changes.

(8)
Operating Leases

Supplemental cash flow information related to operating leases was as follows (in thousands):

Nine Months Ended September 30,
2025
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,873
Cash paid for operating lease liabilities	$4,071

Future minimum lease payments under non-cancellable operating leases with initial lease terms in excess of one year included in the Company’s lease liabilities as of September 30, 2025 were as follows (in thousands):

Year ending December 31:
Remainder of 2025	$407
2026	2,046
2027	1,223
2028	265
2029 and thereafter	—
Total undiscounted operating lease payments	$3,941
Less: imputed interest	(156)
Total operating lease liabilities	$3,785

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

On August 8, 2024, a putative privacy class action captioned Atkins v. Amplitude, Inc., Case No. 3:24-cv-04913 was filed in the United States District Court for the Northern District of California, naming the Company as a defendant. The lawsuit is purportedly brought on behalf of all individuals who downloaded and used an application on their mobile device that embedded the Company’s

Software Development Kit (“SDK”) and did not publicly disclose the Company in the application’s notices or disclosures. The complaint asserts claims under the Federal Wiretap Act, California Wiretap Act, California Invasion of Privacy Act, and California Comprehensive Computer Data Access and Fraud Act. The complaint seeks statutory damages and other relief. The plaintiffs filed an amended complaint on November 15, 2024. The Company filed a motion to dismiss the amended complaint on January 7, 2025, and a motion to compel arbitration on April 8, 2025. On September 2, 2025, the court granted the Company's motion to compel arbitration and denied the Company's motion to dismiss as moot. On September 30, 2025, the plaintiffs filed a motion seeking to appeal the court's decision. That motion remains pending and the Company filed its response on October 22, 2025.

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

(10)
Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss attributable to Class A and Class B common stockholders	$(23,986)	$(16,854)	$(70,885)	$(61,729)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	132,997	124,324	131,364	122,601
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.18)	$(0.14)	$(0.54)	$(0.50)

The following potential shares of common stock were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	As of September 30,
	2025	2024
Equity plan stock options outstanding	10,244	11,746
RSUs outstanding	16,095	12,959
Restricted shares	301	—
Shares issuable pursuant to the ESPP	528	694
Total	27,168	25,399

(11) Subsequent Events

RSU Awards

In October 2025, the Company issued RSUs representing 488,452 shares of its Class A common stock to its employees with service-based vesting conditions. The service-based vesting condition for these awards are satisfied over three years. The grant date fair value of the RSUs issued in October 2025 was approximately $4.9 million.

Command AI Holdback Release

On October 15, 2025, the one-year anniversary of the Command AI acquisition, pursuant to the merger agreement, the Company released a $1.1 million holdback payment and 298,252 holdback shares of Class A common stock valued at $2.6 million, based on the closing price of $8.70 per share.

Share Repurchases

On October 23, 2025, the Company exercised its right of first refusal and repurchased 105,620 shares of Class A common stock from a Command AI founder for a total purchase price of $1.0 million. The repurchased shares were immediately retired upon completion of the transaction.

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

Overview

Amplitude is the leading Digital Analytics Platform that helps businesses access trusted data, understand their customers, and optimize their product and digital experiences. Our integrated and AI-powered platform enables teams to improve the metrics they care about most: acquisition, monetization, retention, and revenue growth. We work with more than 4,500 paying customers of various sizes and stages of digital maturity, across many industries, including the teams behind some of the most beloved digital products in the world. We have experienced steady growth in recent years, with approximately 800 employees in seven global offices.

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

Ranked #1 in multiple categories by Forrester and G2, Amplitude offers a comprehensive and easy-to-use platform, which includes Product and Marketing Analytics, Session Replay, Feature and Web Experimentation, Activation, and Guides and Surveys.

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

Historically, we have been successful at efficiently growing our customer base and number of customers who have entered into and grown into larger subscriptions with us as evidenced by the growth of our number of paying customers and number of customers that represent greater than $100,000 in annual recurring revenue (“ARR”). As of September 30, 2025 and 2024, we had 653 and 567 customers, respectively, that each represented greater than $100,000 in ARR, representing a 15% increase year-over-year. We believe our relationship with some of the world’s most beloved product-led companies has resulted in increased brand credibility and access to many attractive growth opportunities. As of September 30, 2025 and 2024, our dollar-based net retention rate for the trailing 12 months ("TTM") was 102% and 97%, respectively, for paying customers. Additionally, our ending dollar-based net retention rate for paying customers as of September 30, 2025 and 2024, was 104% and 98%, respectively.

Investments in Platform

We believe that our customers will demand additional features and capabilities beyond our current platform offerings to assist them in optimizing their digital products. We have a history of, and will continue to invest significantly in, developing and delivering innovative products, features, and functionality targeted at our core customer base. In addition, we may choose to add new products and offerings or enhance our platform capabilities through acquisitions. In recent years, we have acquired companies to improve and expand our platform capabilities. In October 2024, we acquired CommandAI to provide intuitive AI-powered user assistance to make complex software easier to adopt and navigate. In June 2025, we completed an asset acquisition of Inari to accelerate our AI roadmap, leveraging their team’s deep expertise in applied AI. In July 2025, we completed a talent acquisition of June.io, a startup focused on empowering early‑stage product teams, to contribute to our next generation of AI-driven analytics experiences. In July 2025, we completed the acquisition of Kraftful, integrating Kraftful's Voice of Customer Technology to unite quantitative user behavioral data and qualitative user feedback into Amplitude. Going forward, we may pursue both strategic partnerships and acquisitions that we believe will be complementary to our business, accelerate customer acquisition, increase usage of our platform, and/or expand our platform offerings in our core markets.

Investing for Growth

Our investment for growth encompasses multiple critical areas, including product expansion, our sales force, sales support, partner ecosystem, and our international presence. We continue to evolve our technology and platform to ensure that we are best serving our customers’ needs. For example, in June 2025, we introduced Amplitude AI Agents, which turn Amplitude into a team of specialized experts that work 24/7 to analyze user behavior, run experiments, and optimize digital experiences. In May 2025, we rolled out a suite of new marketing capabilities that give visibility into the entire customer journey, enabling marketers to increase conversion, improve ROI, and target audiences more precisely. In February 2025, following our acquisition of Command AI, we rolled out Guides and Surveys to help organizations improve onboarding and user engagement. These product launches build on a record year for product innovation in 2024, including the launches of self-serve Web Experimentation for marketers, a radically simplified platform experience with Amplitude Made Easy, a warehouse-native experience with Snowflake, and Session Replay to visualize the user journey.

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

Finally, we see opportunities to expand offices and headcount internationally to better serve targeted international markets where we believe we have a significant opportunity to accelerate existing traction and success. For the three and nine months ended September 30, 2025, 39% of our revenue was generated outside the United States. As we seek to expand our business globally, we may be adversely affected by global economic and political instability. For example, as a result of the Russia-Ukraine War and related sanctions, we have terminated certain relationships with customers in Russia. Some of the businesses of our customers in the impacted regions have also experienced disruptions that have affected their ability to pay for our services. See “Risk Factors–Risks Related to Our Business and Industry–Our operations are international in scope, and we plan further geographical expansion, creating a variety of operational challenges.”

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

	As of September 30,
	2025	2024	YoY Growth
	(dollar values in millions)
Annual Recurring Revenue (ARR)	$347	$298	16%
Dollar-Based Net Retention Rate (TTM)	102%	97%
Paying Customers with ARR of $100,000 or greater	653	567	15%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except percentages)
Gross Profit	$65,490	$56,473	$185,697	$164,023
Non-GAAP Gross Profit	$67,271	$58,032	$190,584	$168,936

Gross Margin	74%	75%	74%	74%
Non-GAAP Gross Margin	76%	77%	76%	76%

Loss from Operations	$(25,650)	$(20,013)	$(76,943)	$(71,878)
Non-GAAP Income (Loss) from Operations	$568	$1,567	$(3,025)	$(4,243)

Loss from Operations Margin	(29)%	(27)%	(31)%	(33)%
Non-GAAP Income (Loss) from Operations Margin	1%	2%	(1)%	(2)%

Net Cash Provided by (Used in) Operating Activities	$4,957	$6,170	$16,989	$15,350
Free Cash Flow	$3,352	$4,498	$12,294	$10,201

Net Cash Provided by (Used in) Operating Activities Margin	6%	8%	7%	7%
Free Cash Flow Margin	4%	6%	5%	5%

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

The following tables reconcile the most directly comparable U.S. GAAP financial measure to each of these non-GAAP financial measures.

Non-GAAP Gross Profit and Gross Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except percentages)
Gross profit	$65,490	$56,473	$185,697	$164,023
Add:
Stock-based compensation expense(1)	1,405	1,559	4,141	4,581
Acquired intangible assets amortization	376	—	746	332
Non-GAAP Gross Profit	$67,271	$58,032	$190,584	$168,936
Non-GAAP Gross Margin	76%	77%	76%	76%

(1)
Stock-based compensation expense-related charges include employer payroll tax-related expenses on employee stock transactions.

Non-GAAP Income (Loss) From Operations and Income (Loss) From Operations Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except percentages)
Loss from operations	$(25,650)	$(20,013)	$(76,943)	$(71,878)
Add:
Stock-based compensation expense(1)	25,744	21,536	72,828	67,172
Acquired intangible assets amortization	474	44	1,090	463
Non-GAAP Income (Loss) from Operations	$568	$1,567	$(3,025)	$(4,243)
Non-GAAP Income (Loss) from Operations Margin	1%	2%	(1)%	(2)%

(1)
Stock-based compensation expense-related charges include employer payroll tax-related expenses on employee stock transactions.

Free Cash Flow and Free Cash Flow Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except percentages)
Net cash provided by (used in) investing activities	$(21,831)	$32,078	$(66,826)	$67,749
Net cash provided by (used in) financing activities	$(20,562)	$(3,136)	$(39,614)	$(14,133)
Net cash provided by (used in) operating activities	$4,957	$6,170	$16,989	$15,350
Less:
Purchase of property and equipment	(459)	(16)	(1,436)	(979)
Capitalization of internal-use software costs	(1,146)	(1,656)	(3,259)	(4,170)
Free Cash Flow	$3,352	$4,498	$12,294	$10,201
Free Cash Flow Margin	4%	6%	5%	5%

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

Research and Development

Research and development expenses consist primarily of personnel and related expenses. These expenses also include third-party services and consulting expenses, software subscriptions, hosting expenses for research and development activities, product design costs prior to the application development stage, and allocated overhead costs for overhead used in research and development activities. A substantial portion of our research and development efforts are focused on enhancing our software, including researching ways to add new features and functionality to our platform. We anticipate continuing to invest in innovation and technology development, and as a result, we expect research and development expenses to increase in dollar amount but to decrease as a percentage of revenue over the longer term, though the percentage may fluctuate from quarter to quarter depending on the extent and timing of product development initiatives. In the short term, research and development costs could increase as a percentage of revenue.

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

Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Revenue	$88,564	$75,217	$251,788	$221,141
Cost of revenue(1)	23,074	18,744	66,091	57,118
Gross profit	65,490	56,473	185,697	164,023
Operating expenses:
Research and development(1)	26,612	19,037	74,239	63,135
Sales and marketing(1)	48,306	40,863	139,407	125,824
General and administrative(1)	16,222	16,586	48,994	46,942
Total operating expenses	91,140	76,486	262,640	235,901
Loss from operations	(25,650)	(20,013)	(76,943)	(71,878)
Other income (expense), net	2,590	3,901	8,317	11,522
Loss before provision for income taxes	(23,060)	(16,112)	(68,626)	(60,356)
Provision for income taxes	926	742	2,259	1,373
Net loss	$(23,986)	$(16,854)	$(70,885)	$(61,729)

(1)
Amounts include stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue	$1,405	$1,559	$4,141	$4,581
Research and development	9,131	6,994	25,294	24,105
Sales and marketing	10,034	8,333	27,593	23,851
General and administrative	4,546	4,226	13,190	12,377
Total stock-based compensation expense	$25,116	$21,112	$70,218	$64,914

The following table sets forth the components of our condensed consolidated statements of operations and comprehensive loss data, for each of the periods presented, as a percentage of revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	100%	100%	100%	100%
Cost of revenue	26%	25%	26%	26%
Gross margin	74%	75%	74%	74%
Operating expenses:
Research and development	30%	25%	29%	29%
Sales and marketing	55%	54%	55%	57%
General and administrative	18%	22%	19%	21%
Total operating expenses	103%	102%	104%	107%
Loss from operations	(29)%	(27)%	(31)%	(33)%
Other income (expense), net	3%	5%	3%	5%
Loss before provision for (benefit from) income taxes	(26)%	(21)%	(27)%	(27)%
Provision for (benefit from) income taxes	1%	*	1%	*
Net loss	(27)%	(22)%	(28)%	(28)%

* Less than 1%

Note: Certain figures may not sum due to rounding

Comparison of Three Months Ended September 30, 2025 to Three Months Ended September 30, 2024

Revenue

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Revenue	$88,564	$75,217	$13,347	18%

Revenue increased $13.3 million, or 18%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily driven by growth in our paying customer base, partially offset by partial and full churn among existing customers which was lower than our expansion of existing customers as reflected by our NRR (TTM) of 102% as of September 30, 2025.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$23,074	$18,744	$4,330	23%
Gross margin	74%	75%	N/A	N/A

Cost of revenue increased $4.3 million, or 23%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily driven by a $2.2 million increase in third-party hosting costs as we increased capacity to support paying customer usage and growth of our paying customer base, a $1.2 million increase in personnel and subcontractor-related expenses, including higher allocated overhead costs, and a $1.1 million increase in amortization of capitalized internal-use software development costs.

Operating Expenses

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Research and development	$26,612	$19,037	$7,575	40%
Sales and marketing	48,306	40,863	7,443	18%
General and administrative	16,222	16,586	(364)	(2)%
Total operating expenses	$91,140	$76,486	$14,654	19%

Research and Development

Research and development expenses increased $7.6 million, or 40%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily driven by a $4.4 million increase in personnel-related expenses, a $2.3 million increase in stock-based compensation expenses and related payroll taxes, and a $0.5 million decrease in capitalized personnel costs associated with internally developed software projects.

Sales and Marketing

Sales and marketing expenses increased $7.4 million, or 18%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily driven by a $4.4 million increase in personnel-related expenses, a $1.7 million increase in stock-based compensation expenses and related payroll taxes, a $0.7 million increase in sales event expenses, and a $0.5 million increase in variable compensation tied to changes in our compensation plans.

General and Administrative

General and administrative expenses decreased $0.4 million, or (2)%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was primarily driven by a $0.6 million decrease in legal expenses and a $0.6 million decrease in personnel-related expenses, offset by a $0.5 million increase in consulting fees and a $0.4 million increase in stock-based compensation expenses and related payroll taxes.

Other Income (Expense), Net

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Other income (expense), net	$2,590	$3,901	$(1,311)	(34)%

Other income (expense), net decreased $1.3 million, or (34)%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was primarily due to lower interest income of $1.0 million driven by a lower combined yield on investments and cash equivalents in the three months ended September 30, 2025.

Provision for Income Taxes

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Provision for income taxes	$926	$742	$184	25%

Provision for income taxes increased $0.2 million, or 25%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to increased foreign taxes during the three months ended September 30, 2025.

Comparison of Nine Months Ended September 30, 2025 to Nine Months Ended September 30, 2024

Revenue

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Revenue	$251,788	$221,141	$30,647	14%

Revenue increased $30.6 million, or 14%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase in revenue was primarily due to growth of our paying customer base, partially offset by partial and full churn among existing customers which was lower than our expansion of existing customers as reflected by our NRR (TTM) of 102% as of September 30, 2025.

Cost of Revenue and Gross Margin

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$66,091	$57,118	$8,973	16%
Gross margin	74%	74%	N/A	N/A

Cost of revenue increased $9.0 million, or 16%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily driven by a $4.1 million increase in third-party hosting costs as we increased capacity to support paying customer usage and growth of our paying customer base and a $2.6 million increase in amortization of capitalized internal-use software development costs. The increase was also attributable to an increase of $2.6 million in personnel and subcontractor-related expenses, including higher allocated overhead costs.

Operating Expenses

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Research and development	$74,239	$63,135	$11,104	18%
Sales and marketing	139,407	125,824	13,583	11%
General and administrative	48,994	46,942	2,052	4%
Total operating expenses	$262,640	$235,901	$26,739	11%

Research and Development

Research and development expenses increased $11.1 million, or 18%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily driven by an $8.3 million increase in personnel-related expenses, a $1.4 million increase in stock-based compensation expenses and related payroll taxes, a $0.5 million decrease in capitalized personnel costs associated with internally developed software, a $0.4 million increase in hosting expenses, and a $0.2 million increase in consulting fees.

Sales and Marketing

Sales and marketing expenses increased $13.6 million, or 11%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily driven by a $10.3 million increase in personnel-related expenses, a $3.8 million increase in stock-based compensation expenses and related payroll taxes, and a $1.0 million increase in sales event expenses. These increases were partially offset by a $1.1 million decrease in variable compensation tied to changes in our compensation plans and a $0.5 million decrease in marketing expenses.

General and Administrative

General and administrative expenses increased $2.1 million, or 4%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily driven by a $2.0 million increase in consulting fees and a $0.9 million increase in stock-based compensation expenses and related payroll taxes. These increases were partially offset by a $0.7 million decrease in legal expenses and a $0.5 million decrease in corporate expenses.

Other Income (Expense), Net

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Other income (expense), net	$8,317	$11,522	(3,205)	(28)%

Other income (expense), net decreased $3.2 million, or (28)%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was primarily due to lower interest income of $2.8 million driven by a lower combined yield on investments and cash equivalents in the nine months ended September 30, 2025.

Provision for Income Taxes

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Provision for income taxes	$2,259	$1,373	$886	65%

Provision for income taxes increased $0.9 million, or 65%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to increased foreign taxes during the nine months ended September 30, 2025.

Liquidity and Capital Resources

Since inception, we have financed operations primarily through the net proceeds we have received from the sales of our preferred stock and common stock as well as cash generated from the sale of subscriptions to our platform. We have generated losses from our operations as reflected in our accumulated deficit of $528.7 million as of September 30, 2025. We generated positive cash flows from operating activities for the nine months ended September 30, 2025 and have generated positive cash flows from operating activities during the years ended December 31, 2024 and 2023. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support our platform, including growth in our customer base and customer usage, increased research and development expenses to support the growth of our business and related infrastructure, and increased general and administrative expenses to support being a publicly-traded company.

As of September 30, 2025, our principal sources of liquidity were cash and cash equivalents of $82.2 million and restricted cash of $0.9 million. We also had $185.1 million in marketable securities that provide additional capital resources. Additionally, a substantial source of our cash provided by operating activities is our deferred revenue, which is included on our condensed consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the term of the subscription agreement. As of September 30, 2025, we had $131.5 million of deferred revenue, all of which was recorded as a current liability. This deferred revenue will be recognized as revenue when or as the related performance obligations are met.

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

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$16,989	$15,350
Net cash provided by (used in) investing activities	$(66,826)	$67,749
Net cash provided by (used in) financing activities	$(39,614)	$(14,133)

Operating Activities

Our largest source of operating cash is cash collection from sales of subscriptions to our paying customers. Our primary uses of cash from operating activities are for personnel and related expenses, marketing expenses, and third-party hosting-related and software expenses. For the current period we have generated positive cash flows from operating activities.

Net cash provided by operating activities of $17.0 million for the nine months ended September 30, 2025 reflects our net loss of $70.9 million, adjusted by non-cash items such as stock-based compensation expense of $70.2 million, depreciation and amortization of $7.1 million, non-cash operating lease costs of $3.3 million, and other non-cash expenses of $1.1 million, as well as net cash used in changes in our operating assets and liabilities of $6.0 million. The net cash provided by changes in operating assets and liabilities primarily consisted of collections outpacing revenue recognized as evidenced through the net increase in cash of $13.3 million from changes in accounts receivable and deferred revenue and a net increase in accrued expenses and accounts payable of $7.5 million. These changes were primarily offset by changes in prepaid expenses and other current and noncurrent assets of $3.7 million, $7.0 million additional payments related to deferred commissions, and a change in operating lease liabilities of $4.1 million during the period.

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

Investing Activities

Net cash used in investing activities of $66.8 million for the nine months ended September 30, 2025 consisted of $100.3 million of purchases of marketable securities, $3.3 million of capitalized internal-use software development costs, $3.1 million in cash paid for an acquisition, and $1.4 million in purchases of property and equipment. These decreases were partially offset by $41.3 million of cash received from the maturities of marketable securities.

Net cash provided by investing activities of $67.7 million for the nine months ended September 30, 2024 consisted of $91.3 million of cash received from the maturities of marketable securities, offset by $18.4 million of purchases of marketable securities, $4.2 million in capitalized internal-use software development costs, and $1.0 million in purchases of property and equipment.

Financing Activities

Net cash used in financing activities of $39.6 million for the nine months ended September 30, 2025 consisted of $29.3 million in net tax remittance on equity awards related to the vesting of RSU awards under a withhold-to-cover method and $14.3 million in repurchases of common stock. These decreases were partially offset by $4.0 million in proceeds from the exercise of stock options.

Net cash used in financing activities of $14.1 million for the nine months ended September 30, 2024 consisted of $19.7 million in net tax remittance on equity awards related to the vesting of RSU awards under a withhold-to-cover method, partially offset by $5.6 million in proceeds from the exercise of stock options.

Remaining Performance Obligations

Remaining performance obligations (“RPO”) as of September 30, 2025 and 2024, including the expected timing of recognition is as follows:

	As of September 30,
	2025	2024	% Change
	(in thousands, except percentages)
Less than or equal to 12 months	$257,677	$211,084	22%
Greater than 12 months	134,215	75,525	78%
Total remaining performance obligations	$391,892	$286,609	37%

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

Contractual Obligations and Commitments

In April 2025, the Company entered into a new private pricing addendum with Amazon Web Services (“AWS”) for cloud computing infrastructure, which replaced the Company's prior agreement with AWS and terminated the remaining commitments under the prior agreement. Under the terms of the agreement, the Company has a minimum purchase commitment of $326.3 million in AWS services through March 2031. As of September 30, 2025, the Company had utilized $25.1 million of this commitment.

During the nine months ended September 30, 2025, there were no additional material changes in our contractual obligations and other commitments outside of those disclosed in the 2024 Form 10-K, other than an increase in our lease commitments. See Note 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our commitments and contingencies.

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

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. There have been no changes to our critical accounting policies and estimates, during the nine months ended September 30, 2025 as compared to those disclosed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2024 Form 10-K.

Recent Accounting Pronouncements

See Note 1 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds and U.S. government securities. As of September 30, 2025, we had cash and cash equivalents of $82.2 million and marketable securities of $185.1 million. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income on cash and cash equivalents. However, an immediate 10% increase or decrease in interest rates would not have a material effect on the fair value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Our revenue was $299.3 million for the fiscal year ended December 31, 2024 and $251.8 million and $221.1 million for the nine months ended September 30, 2025 and 2024, respectively. However, you should not rely on our historical revenue growth as an indication of our future performance.

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

We have experienced net losses in each period since inception. We generated net losses of $94.3 million for the fiscal year ended December 31, 2024 and $70.9 million and $61.7 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $528.7 million. We expect our costs and expenses to increase in future periods. In particular, we intend to continue to invest significant resources in:

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

Any of these and other factors, or the cumulative effect of some of these factors, may cause our results of operations to vary significantly. To the extent our results of operations fall below the expectations of investors and securities analysts who follow our stock, the trading price of our Class A common stock could decline substantially, and we could face costly lawsuits, including securities class action litigation. For example, we previously defended against a securities class action lawsuit ("Securities Class Action") and a shareholder derivative lawsuit ("Derivative Action"), which were filed in the United States District Court for the Northern District of California. We are also currently defending against two privacy class actions and previously defended against a third privacy action. See “Legal Matters” in Note 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the Securities Class Action, the Derivative Action and privacy actions. We have incurred and will continue to incur significant legal costs in connection with the defense of these lawsuits and management will be required to devote significant time in managing the defense of the actions.

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

We and certain third-party vendors of ours collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information, and personal information (collectively, “Confidential Information”) of customers and our employees and contractors. Our platform also stores, transmits, and processes our customers’ proprietary data, including personal or identifying information of their customers or employees. We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity, and availability of our information technology systems and Confidential Information. Unauthorized disclosure of, access to, or security breaches of our platform or our information technology systems could result in the loss of Confidential Information, loss of business, severe reputational damage adversely affecting customer or investor confidence, damage to our brand, diversion of management’s attention, regulatory investigations, and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, and other liabilities. We have incurred, and expect to continue to incur, significant expenses to prevent security breaches, including deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants. Even though we do not control the security measures of third parties who may have access to our Confidential Information or our platform, we may be responsible for any breach of such measures or suffer reputational harm even where we do not have recourse to the third party that caused the breach. In addition, any failure by our vendors to comply with applicable law or regulations could result in proceedings against us by governmental entities or others.

There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with, or effective in protecting our systems and information and despite the implementation of security measures, our information technology systems, as well as those of third parties with which we have relationships, are not fully secure from, and may be vulnerable to a range of cybersecurity risks and threats, including, cyberattacks, denial and degradation-of-service attacks, ransomware attacks, business email compromises, computer malware, malicious code, misconfigurations, "bugs," viruses, and social engineering (including phishing) which are prevalent in our industry and our customers’ industries. In addition, we as well as those third parties with which we have relationships, may experience attacks, unavailable systems, unauthorized access to systems or data, or disclosure due to natural disasters, terrorism, war, telecommunication and electrical failures, hacking, employee theft or misuse, human error, fraud, denial and degradation-of-service attacks, sophisticated nation-state and nation-state-supported actors, and advanced persistent threat intrusions. Electronic security attacks designed to gain access to personal, sensitive, or confidential data are increasing in number, constantly evolving, and such attacks continue to grow in sophistication. The techniques and tools – including artificial intelligence – may be used to sabotage, or to obtain unauthorized access to, our platform, information technology systems, networks, or physical facilities in which Confidential Information is stored or through which Confidential Information is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. As a result of our continued hybrid work environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our and our service providers’ employees who are, and may continue, working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. We have previously been, and may in the future become, the target of cyberattacks by third parties seeking unauthorized access to our Confidential Information or to disrupt our operations or ability to provide our services.

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

For the year ended December 31, 2024 and the nine months ended September 30, 2025 and 2024, 40%, 39%, and 40% of our revenue was generated outside the United States, respectively. A component of our growth strategy involves the further expansion of our operations and customer base internationally, which will require significant dedication of management attention and financial resources. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. Our sales organization outside the United States is substantially smaller than our sales organization in the United States, and to date, only a very small portion of our sales has been driven by resellers or other channel partners. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity and limited channel partners, we may be unable to effectively grow in international markets.

Our current and future international business and operations involve a variety of risks, including:

•
slower than anticipated public cloud adoption by international businesses;
•
changes, which may be unexpected, in a specific country’s or region’s political, economic, or legal and regulatory environment, including armed conflicts, pandemics, terrorist activities, tariffs, trade wars, or long-term environmental risks;
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

For the year ended December 31, 2024 and the nine months ended September 30, 2025 and 2024, our research and development expenses were 33%, 29%, and 29% of our revenue, respectively. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our business may be harmed. Moreover, research and development projects can be technically challenging and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling products and generate revenue, if any, from such investment. Additionally, anticipated customer demand for a product or service we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such product or service. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of products that are competitive in our current or future markets, our business, financial condition, and results of operations would be materially adversely affected.

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

Already, certain existing legal regimes (e.g., relating to data privacy) regulate certain aspects of AI Technologies, and new laws regulating AI Technologies have either entered into force in the United States and the EU or are expected to enter into force in 2025. In the United States, the Trump administration has rescinded an executive order relating to the safe and secure development of AI Technologies that was previously implemented by the Biden administration. The Trump administration then issued a new executive order that, among other things, requires certain agencies to develop and submit to the president action plans to “sustain and enhance America’s global AI dominance” and to specifically review and, if possible, rescind rulemaking conducted pursuant to the rescinded Biden executive order. The Trump administration may continue to rescind other existing federal orders and/or administrative policies relating to AI Technologies or may implement new executive orders and/or other rule making relating to AI Technologies in the future. Accordingly, the scope and direction of orders, policies, rules and regulations related to AI Technologies at the federal level in the United States in the near future is uncertain. Any such changes at the federal level could require us to expend significant resources to modify our products, services, or operations to ensure compliance or remain competitive. U.S. legislation related to AI Technologies has also been introduced at the federal level and is advancing at the state level. For example, the California Privacy Protection Agency recently finalized regulations under the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act (collectively, the “CCPA”) regarding the use of automated decision-making. California also enacted seventeen new laws in 2024 that further regulate use of AI Technologies and provide consumers with additional protections around companies’ use of AI Technologies, such as requiring companies to disclose certain uses of generative AI. Other states have also passed AI-focused legislation, such as Colorado’s Artificial Intelligence Act, which will require developers and deployers of “high-risk” AI systems to implement certain safeguards against algorithmic discrimination, and Utah’s Artificial Intelligence Policy Act, which establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interactions.

In Europe, on August 1, 2024, the EU Artificial Intelligence Act (the “EU AI Act”) entered into force, and establishes a comprehensive, risk-based governance framework for AI in the EU market. The majority of the substantive requirements will apply from August 2, 2026. The EU AI Act applies to companies that develop, use, and/or provide AI in the EU and—depending on the AI use case—includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and fines for breach of up to 7% of worldwide annual turnover. In addition, the revised EU Product Liability Directive came into force in December 2024, to be implemented into EU member state national law by December 2026. This Directive extends the EU’s existing strict product liability regime to AI Technologies and AI-enabled products, and facilitates civil claims in respect of harm caused by AI. Once fully applicable, the EU AI Act and the Liability Directives will have a material impact on the way AI is regulated in the EU. Global "digital" regulations continue to develop and evolve, including the EU's GDPR, ePrivacy Directive and the Data Act (the "Data Act"). Further, in Europe we are subject to the GDPR, which regulates our use of personal data for automated decision making that results in a legal or similarly significant effect on an individual, and provides rights to individuals in respect of that automated decision making. Recent case law from the Court of Justice of the European Union (“CJEU”) has taken an expansive view of the scope of the GDPR’s requirements around automated decision making and introduced uncertainty in the interpretation of these rules. Specifically, the CJEU has expanded the scope for automated decision making under the GDPR by finding that automated decision making activities can fall within the GDPR’s restrictions on those activities even if the required legal or similarly significant effect for the individual is carried out by a third party. The EU AI Act, and developing interpretation and application of the GDPR in respect of automated decision making, together with developing guidance and/or decisions in this area, may affect our use of AI Technologies and our ability to provide, improve or commercialize our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition. Further, the Data Act came into force on September 12, 2025. The Data Act may apply to our provision of data processing services in the EU and introduces a general requirement to remove pre-commercial, commercial, technical, contractual and other barriers that inhibit our customers from terminating contracts, porting data or unbundling services. We are monitoring developments in this area. The changes introduced by the Data Act may impact the duration of customer relationships and result in additional compliance and operational costs, which may affect our business. If any of our data processing activities are found to violate the requirements imposed by this law, we may incur substantial fines, have to change our business practices, and face reputational harm, any of which could have an adverse effect on our business.

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

We may become, and have in the past been, subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes or employment claims made by our current or former employees. Litigation might result in substantial costs and may divert management’s attention and resources, which might materially adversely affect our business, financial condition, and results of operations. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us (including premium increases or the imposition of large deductible or co-insurance requirements). A claim brought against us that is uninsured or underinsured could result in unanticipated costs, potentially having a material adverse effect on our business, financial condition, and results of operations. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim. For additional information regarding our current litigation matters, see "Legal Matters" in Note 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

In addition, we have filed registration statements to register all shares subject to options and restricted stock units (“RSU”) outstanding or reserved for future issuance under our equity compensation plans. As of September 30, 2025, we had options outstanding that, if fully exercised, would result in the issuance of 10,244,242 shares of Class A common stock, as well as 16,094,798 shares of Class A common stock subject to RSUs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On July 3, 2025, we completed the acquisition of Kraftful, Inc. (“Kraftful”). In connection with the acquisition, we issued 322,173 shares of our common stock to an equity holder of Kraftful. The shares were issued in reliance on an exemption from registration provided for under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder. We relied on this exemption from registration based in part on the representations made by the equity holders.

Company Purchases of Equity Securities

Stock repurchases during the three months ended September 30, 2025 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program(2)
				(in thousands)
July 1, 2025 through July 30, 2025	—	—	—	$50,000
August 1, 2025 through August 30, 2025	776,691	11.18	776,691	41,317
September 1, 2025 through September 30, 2025	278,874	10.97	278,874	38,257
Balance as of September 30, 2025	1,055,565	$11.13	1,055,565	$38,257

(1)
Average price paid per share for open market purchases includes broker commission fees.
(2)
On May 7, 2025, we announced that our Board of Directors authorized the repurchase of up to $50 million of our Class A Common Stock (the “Repurchase Program”). The Repurchase Program has no expiration date.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Trading Arrangements of Section 16 Reporting Persons

On August 8, 2025, Anne Skates, spouse of Spenser Skates, our Chief Executive Officer and the Chair of our board of directors, adopted a Rule 10b5-1 trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 1,010,000 shares of our Class A common stock until December 31, 2026.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant.	8-K	001-40817	3.1	6/12/2024
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-40817	3.2	9/21/2021
4.1	Specimen Stock Certificate evidencing the shares of Class A Common Stock.	S-1	333-259168	4.2	8/30/2021
4.2	Specimen Stock Certificate evidencing the shares of Class B Common Stock.	S-8	333-259698	4.4	9/21/2021
4.3	Amended and Restated Investors’ Rights Agreement, dated as of May 28, 2021, as amended, by and among the Registrant and certain of its stockholders.	S-1	333-259168	4.3	8/30/2021
10.1	First Amendment to Sublease, dated July 2, 2025, by and between the Registrant and Postmates LLC					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

Amplitude, Inc.

Date: November 5, 2025	By:	/s/ Spenser Skates
Spenser Skates
Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2025	By:	/s/ Andrew Casey
Andrew Casey
Chief Financial Officer (Principal Financial and Accounting Officer)