Form 10-K
period 2025-12-31
Amplitude, Inc.
filed 2026-02-19
CIK 1866692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of Class A common stock on the Nasdaq Capital Market on June 30, 2025, was approximately $1,214.9 million.

As of February 13, 2026, there were 104,143,565 shares of the registrant's Class A common stock and 29,583,125 shares of the registrant's Class B common stock, each with a $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2026 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2025, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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
•
our ability to acquire new customers;
•
our ability to increase usage of our AI Analytics Platform and upsell and cross-sell additional products;
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
•
We expect to continue to focus on sales to larger enterprise organizations and may become more dependent on those relationships, which may increase the variability of our sales cycle and our results of operations.
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
•
Our development and use of machine learning and generative artificial intelligence technologies (collectively, “AI Technologies”) within our AI Analytics Platform may not achieve their intended benefits and may expose us to technical, legal, and regulatory risks, which could have a material adverse effect on our business, financial condition, and results of operations.
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

PART I

Item 1. Business

Overview

Founded in 2012, Amplitude is driving the evolution of AI analytics as part of our mission to help companies build better products and digital experiences.

We believe we were the first company to recognize that traditional analytics tools were built for websites and marketing campaigns, not for understanding how people engage with digital products. That’s why we built an AI Analytics Platform designed specifically to analyze behavioral data and provide real-time, actionable insights that drive business outcomes.

Today, our platform goes far beyond standalone analytics. It unifies Analytics, Session Replay, Feature Experimentation, Web Experimentation, Audience Activation, Guides and Surveys, AI Agents, Amplitude Model Context Protocol ("MCP"), AI Visibility, AI Feedback and Automated Insights, allowing teams to seamlessly move from data to insights to actions—all in one place.

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

This shift has brought AI analytics to the fore as a key component of the modern data stack, integrating product, marketing, and experience analytics into a single, holistic category. As a first mover in this space, we believe Amplitude is well-positioned to lead the category as it grows.

We generate revenue primarily through subscription-based pricing, offering flexible plans that scale with our customers. We reach customers through a combination of direct sales, solution partners, and product-led growth, ensuring that businesses of all sizes can adopt and expand their use of Amplitude.

As of December 31, 2025, we had 4,797 paying customers, including 27 of the Fortune 100, demonstrating both strong adoption and the significant opportunity that remains. Our land-and-expand model enables us to grow alongside our customers, increasing usage across teams, use cases, and digital properties.

With a trusted, scalable, and deeply integrated platform, Amplitude is redefining how companies leverage data to drive customer engagement, business growth, and digital innovation—cementing our position as the leader in AI analytics.

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

This gap inspired Amplitude to create an AI Analytics Platform purpose-built to analyze complex user behaviors and enable product teams to take action and make better decisions based on that data. The platform was designed to provide high-quality data, share real-time insights, facilitate faster experimentation and engage users with personalized experiences.

Fast forward to today, it’s clear that AI products are not optional—they are central to business survival. The proliferation of mobile and cloud technologies has lowered barriers to entry, enabling new players to disrupt established markets.

As a result, we are seeing the convergence of product, web and marketing, and AI experience analytics into what both Gartner and Forrester call the ‘AI analytics’ category—itself a pivotal element of modern data platforms as businesses centralize and streamline their data stacks.

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

AI Analytics: The Engine of Transformation

As digital transformation progresses, analytics has become indispensable for understanding and optimizing digital investments.

By uncovering bottlenecks in user journeys and identifying features that resonate, organizations can iterate more effectively, improving both product innovation and customer satisfaction. We believe those that embrace AI analytics as part of their transformation strategies will gain competitive advantages, which will help them to adapt to market shifts and increase the value of their digital investments.

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

Against this backdrop, we believe the evolution of the AI analytics market will be driven by several trends:

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

By integrating behavioral data, personalization, and democratized insights, AI Analytics Platforms are redefining how organizations understand and engage their users. As businesses continue to invest in digital transformation, analytics will play an increasingly critical role in shaping strategies and delivering growth. We believe Amplitude’s focus on in-product behavioral data and real-time capabilities makes us well-positioned to lead this evolution.

Our Platform

Our vision is to live in a world where technology never leaves you frustrated. If we're successful, technology will work exactly as it is supposed to. It will feel like it is designed just for you. That's a tall order. It almost feels unachievable. But that's the point.

On a day-to-day basis, our mission is to help companies build better products and digital experiences. To make that possible, we believe we have built the industry’s first unified AI Analytics Platform—a deeply integrated system where each product builds off of the next.

Our platform brings together Analytics, Session Replay, Feature Experimentation, Web Experimentation, Audience Activation, Guides and Surveys, AI Agent, Amplitude MCP, AI Visibility, AI Feedback and Automated Insights. It is fully self-service, and is designed to enable and activate everyone in an organization to own and drive growth.

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

The Amplitude AI Analytics Platform delivers:

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
•
Amplitude AI Agents: Launched in June 2025, these new agents turn Amplitude into a team of specialized experts that help you accomplish specific goals, such as better checkout conversion or faster feature adoption. With AI Agents, Amplitude is leading the shift toward self-improving products, transforming how teams build, deploy, and optimize digital experiences.
•
Amplitude MCP: Launched in October 2025, the Amplitude MCP server enables teams to analyze product data, experiments, and user behavior using conversational AI. Query your Amplitude analytics, dashboards, experiments, and feature flags directly through AI interfaces using natural language.
•
Amplitude AI Visibility: Launched in October 2025, AI Visibility is a new capability that gives marketers unprecedented insight into how their brand shows up in AI search results, accompanied by recommendations on how to improve it based on a company’s actual data.
•
Amplitude AI Feedback: Launched in November 2025, AI Feedback is the industry’s first customer feedback engine with a proprietary large language models ("LLM") process that automatically turns raw input into prioritized, actionable insights. Pairing AI Feedback with Amplitude’s Analytics, Session Replay, and Guides and Surveys allows companies to instantly surface customer input, understand what matters most, and take action within the Amplitude platform. AI Feedback was developed following Amplitude’s July acquisition of Kraftful, Inc. (“Kraftful”), a fast-growing AI company, to accelerate AI product strategy.
•
Amplitude Automated Insights: Launched in December 2025, Amplitude's Automated Insights can replicate an expert's standard analysis process in a fraction of the time. It executes various chained tool calls, thinking like an analyst would. It searches charts and reports to investigate experiments, campaigns, and product releases. It incorporates business context to connect dots across relevant sources into a clear, data-backed story.

When used together, Analytics, Session Replay, Feature Experimentation, Web Experimentation, Audience Activation, Guides and Surveys, AI Agents, Amplitude MCP, AI Visibility, AI Feedback, and Automated Insights create a powerful feedback loop that helps businesses understand their users, optimize experiences, and take action quickly—all in one place.

Amplitude Made Easy

We do recognize that getting started with AI analytics can be tough. Companies often need engineers to set up data pipelines and instrument events. Teams need to know what to query, how to set up cohorts, and what to measure. And people often don't know how to analyze the data or translate it into actions. In Fall 2024, Amplitude helped to change all of that.

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

Key Benefits to Customers

ACQUIRE
MEASURE
DIAGNOSE
EXPERIMENT
OPTIMIZE

Unified Experience

Unified Data

Unified Workflows

Amplitude’s AI Analytics Platform is more than a collection of independent products—it’s a strategic enabler for the digital-first future. By combining advanced analytics, intuitive interfaces, and a customer-first approach, Amplitude helps businesses to unlock innovation, foster collaboration, and achieve transformative growth.

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
•
Scale with Enterprise-Grade Capabilities: Designed for organizations of all sizes, Amplitude scales to handle massive data volumes and complex user journeys. Whether they’re a startup or a global enterprise, our customers benefit from our robust infrastructure, enterprise-grade security, and seamless integration with existing tools. We believe this scalability helps Amplitude grow alongside its customers, providing reliable, high-performance AI analytics no matter the size or scope of the business.
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

Our Business Model

We generate revenue primarily by selling subscriptions to our AI Analytics Platform, and reach customers through a direct sales motion, solution partners, and product-led growth initiatives. Our customers typically start out using Amplitude for a specific business use case. As they see the value of our data, insights, and actions to drive positive business outcomes, they frequently expand beyond that initial use case.

Land

•
We believe that our AI Analytics Platform is applicable to businesses across industries, company size, and stage of digital maturity. We offer product packages that meet companies where they are in their AI analytics journey. And we plan to invest to capture the significant market opportunity that is out there.
•
We have experienced rapid growth in our customer base since inception and had 4,797 paying customers and 27 of the Fortune 100 as of December 31, 2025. This demonstrates our successful traction to date, and the significant opportunity that still remains.
•
We believe our go-to-market motion will allow us to continue to acquire new customers and grow our customer base. Additionally, as more companies and industries continue their transformation into digital-first companies, we believe our immediate potential customer base will grow as we help these companies address their AI analytics needs.
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

Pricing & packaging

Our model is based on the functionality that our customers require to get the insights that they need. Naturally, different teams have different needs and requirements. Some are further along in their AI analytics journey and are looking to scale; others are just getting started. We want to put the full power of our platform into our customers’ hands, and we offer four tailored plans that make it easy to get started and grow:

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

For the year ended December 31, 2025, subscription revenue comprised 98% of our total revenue. Our aforementioned ability to expand within our customer base is also demonstrated by our dollar-based net retention rate. As of December 31, 2025 and 2024, our dollar-based net retention rate for the trailing twelve months (“TTM”) across paying customers was 104% and 97%, respectively.

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

Real-time Data Management

The underpinning of the AI Analytics Platform is our real-time Data Management layer. This layer includes our core data platform that offers our customers a number of tools and capabilities for ingesting data, resolving identity issues, and managing customer and product data.

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

Our Customers

Our AI Analytics Platform is used globally by organizations of all sizes and across a vast range of industries. As of December 31, 2025 and 2024, we had 4,797 and 3,875 paying customers, respectively, representing year-over-year growth of 24%.

We continue to increase the number of customers who have entered and grown into larger subscriptions with us. As of December 31, 2025 and 2024, we had 698 and 591 customers, respectively, that each represented greater than $100,000 in annual recurring revenue ("ARR"), representing a 18% increase year-over-year.

Additionally, as of December 31, 2025 and 2024, we had 56 and 42 customers, respectively, that each represented greater than $1.0 million in ARR, up 33% year-over-year. The number of customers representing greater than $100,000 and $1.0 million in ARR demonstrates the strategic importance of our platform and our ability to land significant accounts and grow them over time.

Sales and Marketing

Our sales and marketing efforts focus on addressing a prospect’s initial AI analytics use case across one or more digital products or experiences. We then aim to expand those relationships over time as we deliver ongoing value and meet a greater portion of our customers’ AI analytics needs.

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

Our Professional Services team helps customers design and execute their AI analytics, product-led growth, and personalization projects. We offer our customers implementation, training, and related services to help them realize the full benefits of our AI Analytics Platform.

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
•
Technology partners: who integrate their software with our AI Analytics Platform to build and deliver end-to-end enterprise technology solutions. Amplitude has dozens of technology integrations and partners across more than a dozen software categories, including marketing automation, attribution tools, data warehouses, and customer data platforms, to name a few.

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

As of December 31, 2025, we had 437 employees in our sales and marketing organization.

Human Capital Management

We believe that our company culture enables us to achieve our mission, is a core driver of our business success, and is a significant reason why people choose to build their careers at Amplitude. We are pioneers in this field and endeavor to make product, business, and people decisions that allow us to carry out our mission while staying true to our values.

We believe Diversity, Equity, and Inclusion (“DEI”) are rooted in the fabric of our culture. We advance our culture of belonging–in which Humility, Ownership, Growth Mindset, and Customer Centricity are at the center–by coming together to make a collective impact in our work and our communities. Through strategic initiatives and partnerships, policy development and stewardship, innovation and education, our DEI-embedded culture shapes our future to one where all employees can fully realize their potential.

•
Humility: No ego—we operate from a place of empathy and openness and seek to understand many points of view.

•
Ownership: We take the initiative to solve problems that drive our shared company success.
•
Growth Mindset: We’re tenacious in the face of challenges and seek input in order to grow ourselves and others.
•
Customer Centricity: We put the customer at the center of everything we do.

Our values set the tone for how we show up with one another and our customers. We are deliberate in operationalizing our values through our selection of talent and how we reward success. We regularly recognize and celebrate those who are exemplary models of our values through our Quarterly Values Awards.

As of December 31, 2025, we had a total of 780 employees, including 188 employees located outside the United States. None of our employees is represented by a labor union or covered by collective bargaining agreements. We have not experienced any work stoppages. We consider our relationship with our employees to be good.

Research and Development

Our research and development efforts are focused on continued innovation, enhancing our platform features and functionalities, and expanding the services we offer to increase market penetration and deepen our relationships with our customers. We believe the timely development of new, and the enhancement of our existing platform features and services is essential to maintaining our competitive position. We continually incorporate feedback and new cases from our customers into our platform. As of December 31, 2025, we had 223 employees in our research and development organization. We intend to continue to invest in our research and development capabilities to extend our platform. Research and development expenses totaled $97.6 million and $97.6 million in years ended December 31, 2025 and 2024, respectively.

Competition

The market for AI analytics is new and evolving. Businesses have used a range of point solutions built for other use cases in an effort to address their needs, none of which offer the breadth and depth of capabilities offered by our AI Analytics Platform. However, we do compete with a number of companies, ranging from large and diversified businesses to smaller start-ups, that offer certain point solutions and functionality similar to aspects of our platform. These point solution providers include:

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

Artificial Intelligence

We have integrated AI Technologies throughout our AI Analytics Platform to help customers accelerate data insights and drive better decision-making. Our AI-powered capabilities include natural language querying of product data, automated trend summaries, and intelligent analysis tools powered by large language models. In fiscal year 2025, we launched several AI-focused products, including AI Agents, Amplitude MCP, AI Visibility, AI Feedback, and Automated Insights. We expect to continue investing in and developing AI technologies to enhance our platform's functionality and deliver greater value to our customers.

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

We pursue the registration of our domain names, trademarks, and service marks and pursue patent protection of our technology in the United States and in certain locations outside the United States. As of December 31, 2025, we had eight issued U.S. patents, and seven U.S. and five foreign patent applications pending. We continually review our development efforts to assess the existence and patentability of new intellectual property, and the extension of our intellectual property rights abroad. As of December 31, 2025, we had five registered trademarks in the United States, eleven registered trademarks internationally, and five pending trademarks applications internationally. As of December 31, 2025, we had no U.S. trademark applications pending.

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

Item 1A. Risk Factors

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

Our revenue was $343.2 million and $299.3 million for the fiscal years ended December 31, 2025 and 2024, respectively. However, you should not rely on our historical revenue growth as an indication of our future performance.

As a result of our limited operating history and our rapid growth over the last several years, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to effectively plan for and model future growth.

Our revenue growth rate may decline over time. In future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our AI Analytics Platform, increased competition, changes to technology, a decrease in the growth of our overall market, or our failure, for any reason, to manage our growth effectively or to continue to take advantage of growth opportunities. We have also encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described in this Annual Report on Form 10-K. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks successfully, our financial condition and results of operations could differ materially from our expectations, and our business could be materially adversely affected.

We have a history of losses. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability.

We have experienced net losses in each period since inception. We generated net losses of $88.5 million and $94.3 million for the fiscal years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $546.4 million. We expect our costs and expenses to increase in future periods. In particular, we intend to continue to invest significant resources in:

•
the development of our AI Analytics Platform, including investments in our research and development team, the development or acquisition of new products, features, and functionality, and improvements to the scalability, availability, and security of our platform;
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

In order for us to maintain or improve our revenue growth and our results of operations, it is important that our customers renew their subscriptions when existing contract terms expire and that we expand our commercial relationships with our existing customers and attract new customers. We also seek to convert customers on our free-tier, self-service option to paid subscription contracts. Our customers have no obligation to renew their subscriptions, and our customers may not renew their subscriptions with similar contract periods or at all. Some of our customers have elected not to renew their agreements with us, and it is difficult to accurately predict long-term customer retention. In addition, our ability to attract new customers will depend on market acceptance of our AI Analytics Platform and the successful implementation of our marketing strategy.

Our customer retention and expansion and the rate at which we attract new customers may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our AI Analytics Platform, our support capabilities, our prices and pricing plans, the prices and value of competing products, reductions in our customers’ spending levels, new product releases, mergers and acquisitions affecting our customer base, or the effects of global economic conditions. We may be unable to timely address any retention issues with specific customers, which could materially adversely affect our results of operations. If our customers do not purchase additional subscriptions or renew their subscriptions, or if they renew on less favorable terms, or if we are unable to attract new customers, our revenue may decline or grow less quickly, which would materially adversely affect our business, financial condition, and results of operations.

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

Our results of operations and key metrics have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance. In addition to the other risks described herein, other factors that may cause our results of operations or key metrics to fluctuate include:

•
fluctuations in demand for, or pricing of, our AI Analytics Platform, including as a result of our introduction of new products, features, and functionality;
•
fluctuations in usage of our AI Analytics Platform;
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
•
the potential adverse impact of climate change, natural disasters, health epidemics, political and social instability, including acts of war or other armed conflicts (including the war in Ukraine and the conflicts in the Middle East), and terrorist activities, on our business, operations, and the markets and communities in which we and our customers and partners operate and the disruption these events may cause to the global economy;
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

As we continue to focus on, and may become more dependent on, sales to larger organizations, we expect our sales cycle to lengthen and become less predictable. We plan our expenses based on certain assumptions about the length and variability of our sales cycle. These assumptions are based upon historical trends for sales cycles and conversion rates associated with our existing customers. Any shift in our sales cycle may adversely affect our financial results. Factors that may influence the length and variability of our sales cycle include:

•
the need to educate prospective customers about the uses and benefits of our AI Analytics Platform;
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

We generally recognize subscription revenue from customers ratably over the contracted period. As a result, a portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in a given quarter may have a small impact on our revenue results for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our AI Analytics Platform, including as a result of a general economic downturn, and potential changes in our pricing policies or rate of customer expansion or retention, may not be fully reflected in our results of operations until future periods. We may also be unable to reduce our cost structure in line with a significant deterioration in sales. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the contracted period of the agreement with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our customer agreements. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

Unfavorable conditions in our industry or the global economy, or reductions in software spending, could limit our ability to grow our business and materially adversely affect our business, financial condition, and results of operations.

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers or potential customers. Our ability to grow our revenue and the profitability of our business depends, in part, on demand for software applications generally. Historically, during economic downturns there have been reductions in spending on software applications and services generally, as well as pressure for extended billing terms and other financial concessions. To the extent that economic conditions deteriorate in the United States or abroad, including as a result of inflationary pressures and the responses by central banking authorities to control such inflation, rising interest rates, debt and equity market fluctuations, bank failures, diminished liquidity and credit availability, increased unemployment rates, decreased investor and consumer confidence, political turmoil, the imposition of tariffs and any retaliatory trade protection measures or trade wars that ensue, supply chain challenges, natural catastrophes and the effects of climate change, regional and global conflicts, and terrorist attacks on the United States, Europe, the Middle East, the Asia-Pacific region, or elsewhere, our customers and prospective customers may go out of business or elect to decrease their budgets, which would limit our ability to grow our business and materially adversely affect our financial condition and results of operations. For example, high levels of inflation and rising interest rates, as recently experienced in the United States, may impact businesses across many industries, including ours, by increasing the costs of labor, employee healthcare, components, and freight and shipping, which may further constrain our customers’ or prospective customers’ budgets. To the extent there is a sustained general economic downturn and our AI Analytics Platform is perceived by customers or potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in spending on software applications. In addition, our competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers or prospective customers, and they may be less dependent on key industry events to generate sales for their products. Further, macroeconomic uncertainty may result in an increased pace of consolidation in certain industries. If this were to occur, such consolidation may result in reduced overall spending on our services, particularly if our customers are acquired by organizations that do not use our services. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, financial condition, and results of operations could be materially adversely affected.

If the market for SaaS applications develops more slowly than we expect or declines, our business would be materially adversely affected.

Our success will depend to a substantial extent on the widespread adoption of SaaS applications in general, and of SaaS applications that look to solve aspects of AI analytics. Many organizations have invested substantial personnel and financial resources to integrate traditional on-premise business software applications into their businesses, and therefore may be reluctant or unwilling to migrate to SaaS applications. It is difficult to predict customer adoption rates and demand for our AI Analytics Platform, the future growth rate and size of the SaaS applications market, or the entry of competitive applications. The expansion of the SaaS applications market depends on a number of factors, including the cost, performance, and perceived value associated with SaaS, as well as the ability of SaaS providers to address data security and privacy concerns. Additionally, government agencies have adopted, or may adopt, laws and regulations, and companies have adopted and may adopt policies regarding the collection and use of personal information obtained from consumers and other individuals, or may seek to access information on our platform, either of which may reduce the overall demand for our AI Analytics Platform. If we or other SaaS providers experience data security incidents, loss of customer data, disruptions in delivery, or other problems, the market for SaaS applications, including our AI Analytics Platform, may be negatively affected. If SaaS applications do not continue to achieve market acceptance, or there is a reduction in demand for SaaS applications caused by a lack of customer acceptance, technological challenges, weakening economic conditions, data security or privacy concerns, governmental regulation, competing technologies and products, or decreases in spending on SaaS applications, it would result in decreased revenue and our business, financial condition, and results of operations would be materially adversely affected.

The market in which we operate is highly competitive, and if we do not compete effectively, our business, financial condition, and results of operations could be materially adversely affected.

The market for applications that look to address AI analytics is fragmented, rapidly evolving, and highly competitive, with relatively low barriers to entry. As this market continues to mature and new technologies and competitors enter the market, we expect competition to intensify. We face competition from:

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

Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. With the introduction of new technologies, the evolution of our AI Analytics Platform, and new market entrants, we expect competition to intensify in the future. Pricing pressures and increased competition generally could result in reduced sales, reduced margins, financial losses, or the failure of our AI Analytics Platform to achieve or maintain more widespread market acceptance, any of which could harm our business.

Our competitors vary in size and in the breadth and scope of the products and services they offer. Further, other established SaaS providers not currently focused on AI analytics may expand their services to compete with us. Many of our current and potential competitors have established marketing relationships, access to larger customer bases, pre-existing customer relationships, and major distribution agreements with consultants, system integrators, and resellers. Certain of our competitors have partnered with, or have acquired, and may in the future partner with or acquire, other competitors to offer services, leveraging their collective competitive positions, which makes, or would make, it more difficult to compete with them. For all of these reasons, we may not be able to compete successfully against our current and future competitors, which would harm our business. For more information about the competitive landscape in which we operate, see “Part I, Item 1. Business—Competition” in this Annual Report on Form 10-K.

If we fail to innovate in response to changing customer needs and technology developments and other market requirements, our business, financial condition, and results of operations would be materially adversely affected.

Our ability to attract new customers and retain and increase revenue from existing customers depends in large part on our ability to enhance and improve our AI Analytics Platform and to introduce new products, features, and functionality. In order to grow our business, we must develop products, features, and functionality that reflect the changing needs of customers, and we believe that the pace of innovation will continue to accelerate. The success of any enhancement to our AI Analytics Platform depends on several factors, including timely completion, adequate quality testing, and market acceptance. Any new product, feature, or functionality that we develop may not be introduced in a timely or cost-effective manner, may contain defects, or may not achieve the market acceptance necessary to generate sufficient revenue. If we are unable to successfully develop new products, features or functionality, enhance our AI Analytics Platform to meet customer requirements, or otherwise gain market acceptance, our business, financial condition, and results of operations could be materially adversely affected.

Because our AI Analytics Platform is available over the internet, we need to continuously modify and enhance it to keep pace with changes in internet-related hardware, software, analytics, and database technologies and standards. In addition, we need to continue to invest in technologies, services, and partnerships that increase the types of data processed on our platform and the ease with which customers can send data into our platform. We must also continue to enhance our data sharing and data exchange capabilities so customers can share their data with internal business units, customers, and other third parties. In addition, our platform requires third-party public cloud infrastructure to operate. We must continue to innovate to optimize our offerings for these and other public clouds that our customers require, particularly as we expand internationally. Further, the markets in which we compete are subject to evolving industry standards and regulations, resulting in increasing data governance and compliance requirements for us and our customers. To the extent we expand into the public sector and other highly regulated industries, our AI Analytics Platform may need to address additional requirements specific to those industries.

If we are unable to enhance our AI Analytics Platform to keep pace with these rapidly evolving customer requirements, or if new technologies emerge that are able to deliver competitive products at lower prices, more efficiently, more conveniently, or more securely than our platform, our business, financial condition, and results of operations would be materially adversely affected.

If we fail to properly develop, invest in, deploy, and manage AI Technologies used in our AI Analytics Platform, our business, financial condition, and results of operations could be materially adversely affected.

We have incorporated, and expect in the future we will continue to incorporate AI Technologies into our AI Analytics Platform, and are making significant investments in this area. Across our AI Analytics Platform, we offer our customers a suite of AI Technologies that are designed to help them surface, interpret, and achieve data insights faster, including capabilities that leverage large language models ("LLM") (i.e., AI models that can produce and output new data and information). For example, certain features use LLMs to enable natural language querying of product data, generate summaries of trends, and aid customers in analyzing their product data.

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

With respect to our products or services that incorporate AI Technology, the market for such products and services is rapidly evolving and important assumptions about the characteristics of targeted markets, pricing, sales cycles, cost, performance, and perceived value associated with our products or services may be inaccurate. We cannot be sure that the market will continue to grow or that it will grow in ways we anticipate. In addition, market acceptance of products and services that incorporate AI Technology is uncertain. Our failure to successfully develop and commercialize our products or services involving AI Technologies could depress the market price of our stock and impair our ability to: raise capital; expand our business; provide, improve and diversify our product offerings; continue our operations and efficiently manage our operating expenses; and respond effectively to competitive developments.

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

We incorporate LLMs into certain of our products and services as part of our AI Analytics Platform. There is a risk that AI Technologies could produce inaccurate or misleading data or other discriminatory or unexpected results or behaviors, all of which could harm our reputation, business, or customer relationships. While we take measures designed to ensure the accuracy of

AI-generated insights, those measures may not always be successful, and in some cases, we may need to rely on users to report such inaccuracies.

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

In addition to our proprietary AI Technologies, we use AI Technologies licensed from third parties in our products and services and our ability to continue to use such technologies at the scale we need may be dependent on access to specific third-party technology. We cannot control the availability or pricing of such third-party AI Technologies, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers. If any such third-party AI Technologies become incompatible with our solutions or unavailable for use, or if the providers of such models unfavorably change the terms on which their AI Technologies are offered or terminate their relationship with us, our solutions may become less appealing to our customers and our business could be harmed. In addition, to the extent any third party AI Technologies are used as a hosted service, any disruption, outage, or loss of information through such hosted services could disrupt our operations or solutions, damage our reputation, cause a loss of confidence in our solutions, or result in legal claims or proceedings, for which we may be unable to recover damages from the affected provider.

Issues relating to the responsible use of our technologies, including AI Technologies in our AI Analytics Platform, may result in reputational or financial harm and liability.

Concerns relating to the responsible use of new and evolving technologies, such as AI Technologies, in our AI Analytics Platform may result in reputational or financial harm and liability and may cause us to incur costs to resolve such issues. AI Technologies pose emerging legal, security, social, and ethical issues and present risks and challenges that could affect adoption, and therefore our business. If we enable or offer solutions that draw controversy due to their perceived or actual impact on society, such as AI Technologies solutions that have unintended consequences, infringe copyright, or are controversial because of their impact on privacy, employment, or other social or economic issues, or if we are unable to develop effective internal policies and frameworks relating to the responsible development and use of AI Technologies within our product offerings, we may experience brand or reputational harm, competitive harm, financial harm, and/or legal liability. Our failure to adequately address concerns and regulations relating to the responsible use of AI Technologies by us or others could undermine public confidence and slow adoption of our products and services or cause reputational or financial harm.

If we fail to effectively manage our growth and changes to our business over time, our business, financial condition, and results of operations would be materially adversely affected.

As we continue to grow and expand our business and operations, significant demands may be placed on our management and operational and financial resources. We intend to continue to invest to expand our business, personnel, and operations, which may cause our margins to decline, and any investments we make will occur in advance of experiencing the benefits from such investments, making it difficult to determine in a timely manner if we are efficiently allocating our resources. As usage of our AI Analytics Platform grows, we will need to devote additional resources to improving our platform’s features and functionality, developing or acquiring new products, and maintaining infrastructure performance. Even if we are able to upgrade our systems and expand our personnel, any such expansion will be expensive and complex, requiring management’s time and attention. We could also face inefficiencies or operational failures as a result of our efforts to scale our infrastructure. Moreover, there are inherent risks associated with upgrading, improving, and expanding our information technology systems. We cannot be sure that the expansion and improvements to our infrastructure and systems will be fully or effectively implemented on a timely basis, if at all. In addition, as we grow, we will need to appropriately scale our internal business systems and our services organization, including customer support, to serve our customer base, particularly as our customer demographics change over time. Managing these changes will require significant expenditures and allocation of valuable management resources. If we fail to successfully manage our growth and changes to our business, the quality of our products may suffer, which could negatively affect our brand and reputation and harm our ability to attract new customers and retain existing customers. As we continue to grow, we may need to implement more complex organizational management structures or adapt our corporate culture and work environments to changing circumstances, which could have an adverse impact on our corporate culture. Any failure to preserve our culture could harm our business, including our ability to retain and recruit personnel, innovate and operate effectively, and execute on our business strategy.

If our information technology systems are breached or there is otherwise unauthorized disclosure of or access to customer data, our data, or our platform, our platform may be perceived as insecure, we may lose customers or fail to attract new customers, our reputation and brand may be harmed, and we may incur significant liabilities.

We and certain third party vendors of ours collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information, and personal information (collectively, “Confidential Information”) of customers and our employees and contractors. Our platform also stores, transmits, and processes our customers’ proprietary data, including personal or identifying information of their customers or employees. We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity, and availability of our information technology systems and Confidential Information. Unauthorized disclosure of, access to, or security breaches of our platform or our information technology systems could result in the loss of Confidential Information, loss of business, severe reputational damage adversely affecting customer or investor confidence, damage to our brand, diversion of management’s attention, regulatory investigations, and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, and other liabilities. We have incurred, and expect to continue to incur, significant expenses to prevent security breaches, including deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants. Even though we do not control the security measures of third parties who may have access to our Confidential Information or our platform, we may be responsible for any breach of such measures or suffer reputational harm even where we do not have recourse to the third party that caused the breach. In addition, any failure by our vendors to comply with applicable law or regulations could result in proceedings against us by governmental entities or others.

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

Our AI Analytics Platform is proprietary, and we rely on the expertise of members of our engineering, operations, product, and software development teams for its continued performance. It may become increasingly difficult and costly to maintain and improve the performance of our AI Analytics Platform, especially during peak usage times and as our platform becomes more complex and our user traffic increases. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, financial condition, and results of operations may be materially adversely affected.

We depend and rely on third-party hosted cloud services and internet infrastructure in order to operate critical functions of our business. For example, our platform and internal tools use computing, storage capabilities, bandwidth, and other services provided by AWS. If these services become unavailable due to extended outages, interruptions, or because they are no longer available on commercially reasonable terms, our expenses could increase, our ability to manage our business could be interrupted, and our processes for managing sales of and delivering our AI Analytics Platform could be impaired until we are able to identify, obtain, and implement equivalent services, if we are able to do so at all. Any of these circumstances could materially adversely affect our business, financial condition, and results of operations.

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

In using our AI Analytics Platform, our customers depend on our product support team to resolve complex technical and operational issues. We may be unable to respond quickly enough to accommodate short-, medium-, and long-term increases in customer demand for product support. We also may be unable to modify the nature, scope, and delivery of our product support to compete with changes in product support services provided by our competitors. Increased customer demand for product support, without corresponding revenue, could increase costs and materially adversely affect our results of operations. Our sales are highly dependent on our business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality product support, or a market perception that we do not maintain high-quality product support, could materially adversely affect our reputation, our ability to sell our AI Analytics Platform to our customers and prospective customers, and our business, financial condition, and results of operations.

Incorrect or improper implementation or use of our AI Analytics Platform could result in customer dissatisfaction and materially adversely affect our business, financial condition, and results of operations.

We often assist our customers in implementing our AI Analytics Platform (whether through us directly or through a third-party implementation partner), and they may need training in the proper use of our AI Analytics Platform to maximize its potential and avoid inadequate performance. If we or our implementation partners fail to train customers on how to efficiently and effectively use our AI Analytics Platform or if we fail to provide adequate product support to our customers, we may lose opportunities for additional subscriptions, customers may choose not to renew or expand the use of our AI Analytics Platform, we may experience negative publicity or legal claims against us, and our reputation and brand may suffer. Any of these circumstances could materially adversely affect our business, financial condition, and results of operations.

If we fail to integrate our platform with a variety of operating systems, software applications, and platforms that are developed by others, our platform may become less marketable, less competitive, or obsolete, and our business, financial condition, results of operations, and growth prospects could be materially adversely affected.

Our customers and prospective customers expect our AI Analytics Platform to integrate with a variety of software platforms, and we need to continuously modify and enhance our platform to adapt to changes in software, browser, and database technologies. We have developed our platform to be able to integrate with third-party SaaS applications through the interaction of application programming interfaces (“APIs”). In general, we rely on the fact that the providers of such software systems continue to allow us access to their APIs to enable these custom integrations. We are subject to the standard terms and conditions of such providers, or other agreements we may have with them, which govern the distribution, operation, and fees of such software systems, and which may be subject to change by such providers. As a result of limits or prohibitions by other parties, unacceptable terms, technical difficulties, our failure to recognize demand, or for other reasons, we may not successfully build, deploy, or offer the integrations needed. If we fail to offer a variety of integrations or the integrations that our customers and prospective customers expect and demand, then our AI Analytics Platform may become less marketable, less competitive, or obsolete, and our business, financial condition, results of operations, and growth prospects could be materially adversely affected.

We do not have the history with our subscription or pricing models necessary to accurately predict optimal pricing necessary to attract new customers and retain existing customers.

We have limited experience with respect to determining the optimal prices for our AI Analytics Platform and, as a result, we have in the past needed, and expect in the future that we will need, to change our pricing model from time to time. As the market for our AI Analytics Platform matures, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing models as we have used historically. Pricing decisions may also impact the mix of adoption among our subscription plans and negatively impact our overall revenue. Although we occasionally upsell within contract terms based on customer needs, substantially all of our customer contracts have a subscription period of one year or longer, for which we primarily bill annually in advance with no obligation to renew. As a result, potential changes in our pricing policies, or our rate of customer expansion or retention, may not be fully reflected in our results of operations until future periods. Moreover, larger organizations may demand price concessions. As a result, in the future we may be required to reduce our prices, which could materially adversely affect our business, financial condition, and results of operations.

Failure to effectively develop and expand our sales and marketing capabilities, including our relationships with channel partners, could harm our ability to increase our customer base and achieve broader market acceptance of our products and platform.

In order to increase our sales to new and existing customers, we must expand our sales and marketing operations, including our sales force and third-party channel partners, and continue to dedicate significant resources to inbound sales and marketing programs, both domestically and internationally. Our ability to increase our customer base and achieve broader market acceptance of our products will depend, in part, on our ability to effectively organize, focus, and train our sales and marketing personnel. If we are unable to increase adoption of our AI Analytics Platform by new and existing customers, especially enterprise customers, our business, financial condition, and results of operations may be materially adversely affected.

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

We employ a go-to-market business model whereby a portion of our revenue is generated by sales through our channel partners, such as independent software vendors and resellers, that further expand the reach of our direct sales force into additional geographies, sectors, and industries. In particular, we have entered, and intend to continue to enter, into strategic sales distributor and reseller relationships in certain international markets where we do not have a local presence. We provide certain of our channel partners with specific training and programs to assist them in selling access to our AI Analytics Platform, but there can be no assurance that these steps will be effective. In addition, if our channel partners are unsuccessful in marketing and selling access to our AI Analytics Platform, it would limit our expansion into certain geographies, sectors, and industries. If we are unable to develop and maintain effective sales incentive programs for our channel partners, we may not be able to incentivize these partners to sell access to our AI Analytics Platform to customers.

Some of these partners may also market, sell, and support offerings that are competitive with ours, may devote more resources to the marketing, sales, and support of such competitive offerings, may have incentives to promote our competitors’ offerings to the detriment of our own, or may cease selling access to our AI Analytics Platform altogether. Our channel partners could subject us to lawsuits, potential liability, and reputational harm if, for example, any of our channel partners misrepresents the functionality of our AI Analytics Platform to customers or violates laws or our or their corporate policies. Our ability to achieve revenue growth in the future will depend, in part, on our success in maintaining successful relationships with our channel partners, identifying additional channel partners, including in new markets, and training our channel partners to independently sell access to our AI Analytics Platform. If our channel partners are unsuccessful in selling access to our AI Analytics Platform, or if we are unable to enter into arrangements with or retain a sufficient number of high-quality channel partners in each of the regions in which we sell access to our AI Analytics Platform and keep them motivated to sell access to our AI Analytics Platform, our business, financial condition, results of operations, and growth prospects could be materially adversely affected.

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

We have experienced rapid growth in our customer base since our inception. Although our growth strategy includes acquiring new customers across industries, company size, and stages of digital maturity, we believe there is a significant opportunity to continue to penetrate the largest global organizations. Sales to larger organizations involve risks that may not be present, or that are present to a lesser extent, with sales to smaller organizations, such as longer sales cycles, more complex customer requirements, substantial upfront sales costs, and less predictability in completing some of our sales. For example, enterprise customers, which we define as customers with more than 1,000 employees or $100 million in revenue, may require considerable time to evaluate and test our AI Analytics Platform prior to making a purchase decision and placing an order. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our AI Analytics Platform, the discretionary nature of purchasing and budget cycles, and the competitive nature of evaluation and purchasing approval processes. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, may vary significantly from customer to customer, with sales to enterprises typically taking longer to complete. In recent periods, the average length of our sales cycle to enterprises was four to six months, as compared to one to three months to non-enterprise customers. In addition, larger organizations may demand more features and integration services. Sales to larger organizations also may increase the variability of our financial results. If we are unable to close one or more expected significant transactions with these customers in a particular period, or if an expected transaction is delayed until a subsequent period, our results of operations for that period, and for any future periods in which revenue from such transaction would otherwise have been recognized, may be adversely affected. If we fail to effectively manage these risks associated with sales cycles and sales to larger organizations, our business, financial condition, and results of operations may be materially adversely affected.

If we are unable to maintain and enhance our brand, our business, financial condition, and results of operations may be materially adversely affected.

We believe that maintaining and enhancing our reputation as a differentiated and category-defining company in AI analytics is critical to our relationships with our existing customers and to our ability to attract new customers. The successful promotion of our brand attributes will depend on a number of factors, including our marketing efforts, our ability to ensure that our platform remains reliable and secure, our ability to continue to develop high-quality software, and our ability to successfully differentiate our AI Analytics Platform from competitive products and services. In addition, independent industry analysts often provide reviews of our AI Analytics Platform, as well as products and services offered by our competitors, and the market perception of our AI Analytics Platform may be significantly influenced by these reviews. If these reviews are negative, or less positive as compared to those of our competitors’ products and services, our brand may be adversely affected. It may also be difficult to maintain and enhance our brand in connection with sales through channel or strategic partners.

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

For the years ended December 31, 2025 and 2024, 39% and 40% of our revenue was generated outside the United States, respectively. A component of our growth strategy involves the further expansion of our operations and customer base internationally, which will require significant dedication of management attention and financial resources. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. Our sales organization outside the United States is substantially smaller than our sales organization in the United States, and to date, only a very small portion of our sales has been driven by resellers or other channel partners. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity and limited channel partners, we may be unable to effectively grow in international markets.

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
•
the need to adapt and localize our AI Analytics Platform for specific countries;
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

•
burdens of complying with laws and regulations related to privacy and data security, including the E.U. General Data Protection Regulation (“EU GDPR”) and similar laws and regulations in other jurisdictions; and
•
burdens of complying with laws and regulations related to taxation, and regulations, adverse tax burdens, and foreign exchange controls that could make it difficult to repatriate earnings and cash.

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

Although we have released our Amplitude Session Replay, Feature Experimentation, Web Experimentation, Audience Activation, Guides and Surveys, AI Agents, Amplitude Model Context Protocol ("MCP"), AI Visibility, AI Feedback and Automated Insights products, we currently derive, and expect to continue for some time to derive, a significant portion of our revenue from our Amplitude Analytics product. As such, the continued growth in demand for, and market acceptance, of Amplitude Analytics is critical to our success. Demand for Amplitude Analytics and our other products and platform functionality is affected by a number of factors, many of which are beyond our control, such as continued market acceptance of our products by customers for existing and new use cases, the timing of development and release of new products, features, and functionality that are lower-cost alternatives introduced by us or our competitors, technological changes, and developments within the markets we serve, and growth or contraction in our addressable markets. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our products, particularly our Amplitude Analytics product, our business, financial condition, and results of operations could be materially adversely affected.

We invest significantly in research and development, and to the extent our research and development investments do not translate into new products or material enhancements to our current products, or if we do not use those investments efficiently, our business, financial condition, and results of operations would be materially adversely affected.

For the years ended December 31, 2025 and 2024, our research and development expenses were 28% and 33% of our revenue, respectively. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our business may be harmed. Moreover, research and development projects can be technically challenging and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling products and generate revenue, if any, from such investment. Additionally, anticipated customer demand for a product or service we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such product or service. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of products that are competitive in our current or future markets, our business, financial condition, and results of operations would be materially adversely affected.

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

Additionally, a number of aspects of intellectual property protection in the field of AI and machine learning are currently under development, and there is uncertainty and ongoing litigation in different jurisdictions as to the degree and extent of protection warranted for AI and machine learning systems and relevant system input and outputs. The law is also uncertain across jurisdictions regarding the copyright ownership of content that is produced in whole or in part by generative AI tools. Our generative AI Technologies that are embedded in our AI Analytics Platform could generate output that is infringing, and we could be subject to claims or lawsuits, including for infringement of third-party intellectual property rights as a result of the output of such generative AI Technologies. If we fail to obtain protection for the intellectual property rights concerning our AI Technologies, or later have our intellectual property rights invalidated or otherwise diminished, our competitors may be able to take advantage of our research and development efforts to develop competing products which could adversely affect our business, reputation and financial condition.

Our use of “open-source” software could negatively affect our ability to sell our platform and subject us to possible litigation.

We use software in our AI Analytics Platform that is licensed from third parties pursuant to open-source licenses. Certain open-source software licenses require a user who distributes or otherwise makes available the open-source software in connection with the user’s proprietary software to disclose publicly part or all of the source code to the user’s proprietary software. The use and distribution of open-source software may entail greater risks than the use of third-party commercial software, as open-source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Additionally, certain open-source software licenses are difficult to interpret and require the user of such software to make the source code of any derivative works of the open-source code and certain related software available to third parties with few restrictions on the use or further distribution of such software by such third parties. As a result, we may face claims from others seeking to enforce the terms of an open-source license, including by demanding the release of derivative works of the open-source software and our proprietary source code that was developed or used in connection with such software. These claims could also result in litigation and require us to replace certain open-source software with proprietary software licensed under costly commercial licenses or require us to devote additional research and development resources to change our platform, any of which would have a material adverse effect on our business and results of operations. Although we have implemented policies to regulate the use and incorporation of open-source software into our platform, we cannot be certain that we have not incorporated open-source software in our platform in a manner that is inconsistent with such policies. Any use of open-source software inconsistent with our policies or licensing terms could materially adversely affect our business, financial condition, and results of operations.

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

The regulatory framework for AI Technologies is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws, regulations, self-regulatory frameworks, guidelines and statutes. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of our AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, guidelines, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.

Already, certain existing legal regimes (e.g., relating to data privacy) regulate certain aspects of AI Technologies, and new laws regulating AI Technologies have either entered into force in the United States and the EU in 2025 or are expected to enter into force in the future. In the United States, the Trump administration has rescinded an executive order relating to the safe and secure development of AI Technologies that was previously implemented by the Biden administration. The Trump administration then issued a new executive order that, among other things, requires certain agencies to develop and submit to the president action plans to “sustain and enhance America’s global AI dominance” and to specifically review and, if possible, rescind rulemaking conducted pursuant to the rescinded Biden executive order. The Trump administration may continue to rescind other existing federal orders and/or administrative policies relating to AI Technologies or may implement new executive orders and/or other rule making relating to AI Technologies in the future. Accordingly, the scope and direction of orders, policies, rules and regulations related to AI Technologies at the federal level in the United States in the near future is uncertain. Any such changes at the federal level could require us to expend significant resources to modify our products, services, or operations to ensure compliance or remain competitive. U.S. legislation related to AI Technologies has also been introduced at the federal level and is advancing at the state level. For example, the California Privacy Protection Agency in 2025 finalized regulations under the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act (collectively, the “CCPA”) regarding the use of automated decision-making. California also enacted a number of new laws that further regulate use of AI Technologies and provide consumers with additional protections around companies’ use of AI Technologies, such as requiring companies to disclose certain uses of generative AI. Other states have also passed AI-focused legislation, such as Colorado’s Artificial Intelligence Act, which will require developers and deployers of “high-risk” AI systems to implement certain safeguards against algorithmic discrimination, and Utah’s Artificial Intelligence Policy Act, which establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interactions.

In Europe, on August 1, 2024, the EU Artificial Intelligence Act (the “EU AI Act”) entered into force, and establishes a comprehensive, risk-based governance framework for AI in the EU market. The majority of the substantive requirements will apply from August 2, 2026. The EU AI Act applies to companies that develop, use, and/or provide AI in the EU and—depending on the AI use case—includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and fines for breach of up to 7% of worldwide annual turnover. In addition, the revised EU Product Liability Directive came into force in December 2024, to be implemented into EU member state national law by December 2026. This Directive extends the EU’s existing strict product liability regime to AI Technologies and AI-enabled products, and facilitates civil claims in respect of harm caused by AI. Once fully applicable, the EU AI Act and the Liability Directives will have a material impact on the way AI is regulated in the EU. Global "digital" regulations continue to develop and evolve, including the EU GDPR, ePrivacy Directive and the Data Act (the "Data Act"). Further, in Europe we are subject to the EU GDPR, which regulates our use of personal data for automated decision making that results in a legal or similarly significant effect on an individual, and provides rights to individuals in respect of that automated decision making. Recent case law from the Court of Justice of the European Union (“CJEU”) has taken an expansive view of the scope of the EU GDPR’s requirements around automated decision making and introduced uncertainty in the interpretation of these rules. Specifically, the CJEU has expanded the scope for automated decision making under the EU GDPR by finding that automated decision making activities can fall within the EU GDPR’s restrictions on those activities even if the required legal or similarly significant effect for the individual is carried out by a third party. The EU AI Act, and developing interpretation and application of the EU GDPR in respect of automated decision making, together with developing guidance and/or decisions in this area, may affect our use of AI Technologies and our ability to provide, improve or commercialize our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition. Further, the Data Act came into force on September 12, 2025. The Data Act may apply to our provision of data processing services in the EU and introduces a general requirement to remove pre-commercial, commercial, technical, contractual and other barriers that inhibit our customers from terminating contracts, porting data or unbundling services. We are monitoring developments in this area. The changes introduced by the Data Act may impact the duration of customer relationships and result in additional compliance and operational costs, which may affect our business. If any of our data processing activities are found to violate the requirements imposed by this law, we may incur substantial fines, have to change our business practices, and face reputational harm, any of which could have an adverse effect on our business.

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

We may incur significant expenses to comply with the laws, regulations, and other obligations that apply to us. For example, in Europe, we are subject to the EU GDPR and to the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (collectively, the “UK GDPR”) (the EU GDPR and UK GDPR together referred to as the “GDPR”). The GDPR went into effect in May 2018 and imposes stringent data protection requirements for processing the personal data of individuals within the EEA or UK in the context of our activities within the EEA or UK, including certain disclosure requirements, limitations on retention of personal data, mandatory data breach notification requirements, and additional obligations. Non-compliance with the GDPR can trigger fines of up to the greater of €20 million / £17.5 million or 4% of our global annual turnover. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Case law from the CJEU states that reliance on the standard contractual clauses—a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism—alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue, and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames.

In addition to the European Union and United Kingdom, a growing number of other global jurisdictions are considering, or have passed, legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our platform, particularly as we expand our operations internationally. Some of these laws, such as the General Data Protection Law in Brazil, or the Act on the Protection of Personal Information in Japan, impose similar obligations as those under the GDPR. Others, such as those in Russia, India, and China, could potentially impose more stringent obligations, including data localization requirements. If we are unable to develop and offer features that meet legal requirements or help our customers meet their obligations under the laws or regulations relating to privacy, data protection, or information security, or if we violate or are perceived to violate any laws, regulations, or other obligations relating to privacy, data protection, or information security, we may experience reduced demand for our AI Analytics Platform, harm to our reputation, and could become subject to investigations, claims, and other remedies, which would expose us to significant fines, penalties, and other damages, all of which would harm our business. Further, given the breadth and depth of changes in global data protection obligations, compliance has caused us to expend significant resources, and such expenditures are likely to continue into the future as we continue our compliance efforts and respond to new interpretations and enforcement actions.

The data protection landscape is also rapidly growing and evolving in the United States. As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. For example, the CCPA, requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information, (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information, and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Additional compliance investment and potential business process changes may be required. Similar laws have been passed in other states, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws may have potentially conflicting requirements that would make compliance challenging.

Additionally in 2024, the National Security Division of the U.S. Department of Justice (“DOJ”) issued a rule—referred to as the “Data Security Program” (“DSP”)—to implement Executive Order 14117 aimed at preventing access to “bulk U.S. sensitive personal data” and “government-related data” by “countries of concern” (including China, Russia, Iran, North Korea, Cuba, and Venezuela) and “covered persons” (as all such terms are defined in the DSP). Effective as of April 8, 2025, and fully enforceable as of July 9, 2025, the DSP imposes stringent obligations on companies within its scope and prohibits or restricts “covered data transactions” that grant countries of concern or covered persons access to bulk U.S. sensitive personal data or any amount of government-related data. The DSP is new, complex and has yet to be enforced, and as such, there is a risk that our interpretation of its applicability, scope, and requirements is incorrect, incomplete, or misapplied. Compliance with the DSP may require us to invest heavily in data security and compliance measures, implement new processes, stop or restrict certain data transfers, alter the geographic scope of our operations, cease doing business with certain third parties or using certain tools or vendors, or change how data flows throughout our business, any of which could materially impact our business operations.

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

We may become, and have in the past been, subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes or employment claims made by our current or former employees. Litigation might result in substantial costs and may divert management’s attention and resources, which might materially adversely affect our business, financial condition, and results of operations. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us (including premium increases or the imposition of large deductible or co-insurance requirements). A claim brought against us that is uninsured or underinsured could result in unanticipated costs, potentially having a material adverse effect on our business, financial condition, and results of operations. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim. For additional information regarding our current litigation matters, see "Legal Matters" in Note 9 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Risks Related to Tax and Accounting Matters

We face exposure to foreign currency exchange rate fluctuations.

We conduct transactions, particularly intercompany transactions, in currencies other than the U.S. dollar. While we have primarily transacted with customers and vendors in U.S. dollars, we have transacted in foreign currencies for subscriptions to our AI Analytics Platform, and we expect to significantly expand the number of transactions with customers for our AI Analytics Platform that are denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies, and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound, Canadian Dollar, Singapore Dollar, Australian Dollar, and Japanese Yen. In addition, our international subsidiaries maintain net assets denominated in currencies other than the functional operating currencies of these entities. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our results of operations due to transactional and translational remeasurements. As a result of these foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. To the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our Class A common stock could be adversely affected. We do not currently maintain a program to hedge transactional exposures in foreign currencies. However, in the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of these hedging instruments may not offset any, or more than a portion of, the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place, and may introduce additional risks if they are not structured effectively.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards (“NOLs”) to offset its post-change income or taxes may be limited. We have completed a Section 382 study through December 31, 2024 and have determined that none of our NOLs generated through December 31, 2024 will expire solely due to Section 382 limitations caused by ownership changes prior to December 31, 2024. We are in the process of updating our Section 382 study through December 31, 2025. However, we may have experienced ownership changes after December 31, 2024, and may experience ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. Such a change or changes could limit the amount of NOLs that we can utilize annually to offset future taxable income. Other limitations, such as those under the Tax Cuts and Jobs Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which limit the deductibility of federal NOLs in taxable years beginning after December 31, 2020, to 80% of taxable income, and subsequent changes to the U.S. tax rules in respect of the utilization of NOLs may further affect our ability to use our NOLs in future years. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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
•
changes in the pricing of our AI Analytics Platform;
•
changes in the anticipated future size or growth rate of our addressable markets;
•
changes in laws or regulations applicable to our AI Analytics Platform;
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

We cannot predict whether our dual class structure, combined with the concentrated control of our stockholders who held our capital stock prior to the listing of our Class A common stock on the Nasdaq Capital Market, including our executive officers, employees, and directors and their affiliates, will result in a lower or more volatile trading price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers, such as FTSE Russell, exclude or limit the eligibility of public companies with multiple classes of shares of common stock for certain indices. Although we are currently a constituent of the Russell 3000 Index, certain index providers have historically excluded companies with multiple classes of shares. While S&P Dow Jones and FTSE Russell currently allow for multi-class eligibility, any future change in their methodology—or a failure on our part to meet the 5% minimum public voting power required by FTSE Russell—could result in our removal. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the trading price of our Class A common stock could be adversely affected.

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

In addition, we have filed registration statements to register all shares subject to options and restricted stock units (“RSU”) outstanding or reserved for future issuance under our equity compensation plans. As of December 31, 2025, we had options outstanding that, if fully exercised, would result in the issuance of 9,855,901 shares of Class A common stock, as well as 14,049,044 shares of Class A common stock subject to RSUs.

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

Changes in laws and regulations related to the internet or changes in the internet infrastructure itself may diminish the demand for our AI Analytics Platform, and could harm our business.

The future success of our business depends upon our customers’ and potential customers’ access to the internet. Federal, state, or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the internet. Changes in these laws or regulations could require us to modify our platform in order to comply with these changes. In addition, government agencies or private organizations may impose additional laws, regulations, standards, or protocols involving taxation, tariffs, privacy, data protection, information security, content, copyrights, distribution, electronic contracts and other communications, consumer protection, and the characteristics and quality of services, any of which could decrease the demand for our AI Analytics Platform or result in reductions in the demand for internet-based platforms such as ours. In addition, the use of the internet as a business tool could be harmed due to delays in the development or adoption of new standards and protocols to handle increased demands of internet activity, security, reliability, cost, ease-of-use, accessibility, and quality of service. The performance of the internet and its acceptance as a business tool has been harmed by “viruses,” “worms,” and similar malicious programs, and the internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If the use of the internet is adversely affected by these issues, demand for our AI Analytics Platform could decline.

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Market opportunity estimates and growth forecasts, including those we have generated ourselves, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of companies covered by our market opportunity estimates will purchase our AI Analytics Platform or generate any particular level of revenue for us. Any expansion in our markets depends on a number of factors, including the cost, performance, and perceived value associated with our AI Analytics Platform and the products of our competitors. Even if the markets in which we compete achieve the forecasted growth, our business could fail to grow at similar rates, if at all.

Acquisitions, mergers, strategic investments, partnerships, or alliances could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and materially adversely affect our business, financial condition, and results of operations.

We have in the past sought, and intend in the future to seek, to acquire or invest in businesses, joint ventures, strategic or preferred partnerships, and platform technologies that we believe could complement or expand our AI Analytics Platform, enhance our technology, or otherwise offer growth opportunities. Any such acquisitions, partnerships, or investments may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, the acquired company’s software is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. Any such transactions that we are able to complete may not result in the synergies or other benefits we expect to achieve, which could result in substantial impairment charges. These transactions could also result in dilutive issuances of equity securities, the incurrence of debt, or adverse tax consequences, which could materially adversely affect our business, financial condition, and results of operations.

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

As a public company, we are obligated to maintain proper and effective internal control over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the trading price of our Class A common stock could decline.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

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

Our management team is responsible for assessing and managing our material risks from cybersecurity threats. Our Chief Information Security Officer, Jack Levy, reports to our Chief Engineering Officer, and is primarily responsible for our overall cybersecurity risk management program. He supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Mr. Levy previously served as the Chief Security Officer at Instabase and the Vice President of Engineering and Security at Butterfly Network, Inc. He was also the Head of Cybersecurity Engineering at Bridgewater Associates and held a variety of other engineering and security leadership roles at Goldman Sachs, Dow Jones & Co., Bloomberg LP, and National Instruments. Mr. Levy holds a Bachelor of Science in Engineering (B.S.E.) in Computer Engineering from the University of Michigan.

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

Item 2. Properties

Our principal executive office is located in San Francisco and consists of approximately 57,530 square feet of space under a lease agreement that expires on February 28, 2029. We also lease six additional offices in Amsterdam, Paris, Singapore, London, Vancouver, and New York. We lease all of our facilities and do not own any real property. We may procure additional space in the future as we continue to add employees and expand geographically. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

Item 3. Legal Proceedings

See “Legal Matters” in Note 9 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Our Common Stock

Our Class A common stock has been traded on the Nasdaq Capital Market under the symbol “AMPL” since September 28, 2021. Prior to that date, there was no public trading market for our Class A common stock. Our Class B common stock is neither listed nor publicly traded.

Holders of our Common Stock

As of February 13, 2026, there were 29 holders of record of our Class A common stock and 26 holders of record of our Class B common stock. The actual number of stockholders is greater than the number of holders of record and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We do not expect to declare or pay any cash dividends in the foreseeable future.

Company Purchases of Equity Securities

Stock repurchases during the three months ended December 31, 2025 were as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program(2)
	(in thousands)
October 1, 2025 through October 31, 2025	105,620	$9.86	—	$38,257
November 1, 2025 through November 30, 2025	80,000	$11.04	1,153,517	$26,079
December 1, 2025 through December 31, 2025	210,114	$11.20	—	$26,079
Balance as of December 31, 2025	395,734		1,153,517	$26,079
(1)
Represents 395,734 shares of our Class A Common Stock that were repurchased through a privately-negotiated transaction under the Company's contractual right of first refusal granted in connection with a prior acquisition.
(2)
On May 7, 2025, we announced that our Board of Directors authorized the repurchase of up to $50.0 million of our Class A Common Stock (the “Repurchase Program”). The Repurchase Program has no expiration date.

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

The following graph compares (i) the cumulative total stockholder return on our Class A common stock from September 28, 2021 (the date our Class A common stock commenced trading on the Nasdaq Capital Market) through December 31, 2025 with (ii) the cumulative total return of the Nasdaq Composite Index and the Nasdaq Emerging Cloud Index over the same period, assuming the investment of $100 in our Class A common stock and in both of the other indices on September 28, 2021 and the reinvestment of dividends. The graph uses the beginning market price on September 28, 2021 of $50 per share as the initial value of our Class A common stock. As discussed above, we have never declared or paid a cash dividend on our Class A common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

Stock Performance Graph
$160
$130
$100
$70
$40
$10
9/28/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/30/2022
3/31/2023
6/30/2023
9/29/2023
12/29/2023
3/28/2024
6/28/2024
9/30/2024
12/31/2024
3/31/2025
6/30/2025
9/30/2025
12/31/2025
Amplitude, Inc. Class A common stock
Nasdaq Composite Index
Nasdaq Emerging Cloud Index

Recent Sales of Unregistered Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

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

Overview

Amplitude is a leading AI Analytics Platform that helps businesses understand how people are using their products so they can build amazing digital experiences that increase acquisition, monetization and retention and drive revenue growth. We work with more than 4,797 paying customers of various sizes and stages of digital maturity, across many industries, including the teams behind some of the most-beloved digital products in the world. We have experienced significant growth in recent years, with approximately 780 employees in seven global offices.

At the core of our AI Analytics Platform is our Behavioral Graph, a proprietary, purpose-built behavioral database that is the largest of its kind. Our Behavioral Graph instantly finds patterns, makes recommendations, and connects customer actions along their journeys to the right business outcomes, like engagement, growth, and loyalty. We architected our Behavioral Graph to power numerous products, beginning with our core product analytics solution. Consistently ranked #1 in multiple categories by G2, Amplitude Analytics provides real-time product data and reconstructed user visits so cross-functional teams can understand what is working and what is not. We have since expanded our offerings to include products that enable teams to build personalized product experiences, test product changes, and improve data quality across their technology stack.

We have experienced significant growth in recent years driven by the rapid adoption of our AI Analytics Platform by our global, diversified base of 4,797 paying customers as of December 31, 2025. Our customers span across industries and sizes, from the leading digital innovators to those earlier in their digital transformation journey. For the years ended December 31, 2025 and 2024, our revenue was $343.2 million and $299.3 million, respectively, representing year-over-year growth of 15%. For the years ended December 31, 2025 and 2024, our net loss was $88.5 million and $94.3 million, respectively. For the years ended December 31, 2025 and 2024, our net cash provided by operating activities was $29.8 million and $18.5 million, respectively, and our free cash flow was $23.5 million and $11.7 million, respectively.

Our Business Model

We generate revenue primarily through selling subscriptions to our platform. We reach customers through a direct sales motion, solution partners, and product-led growth initiatives, including subscription plans to meet the needs of a diverse range of companies. For the year ended December 31, 2025, subscription revenue comprised of 98% of our total revenue.

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

We have been effective in helping our customers to gauge the proper event volume or MTUs to contract to ensure that they maximize their investment in our platform. In situations where customers exceed their committed volume in a given period, they incur overage charges that we have the contractual right to bill at our discretion. Depending on the circumstances, we often use this as an opportunity to renegotiate a customer contract to ensure they have the right contracted volume to meet their business objectives. Historically, overage charges have not made up a significant portion of our revenue. In many cases, customers will proactively expand their contract within the contract term, generally increasing event or MTU volume and platform capabilities to expand existing or address new use cases. Substantially all of our sales led customer contracts have a subscription period of one year or longer. In the fiscal year ended December 31, 2025, we billed a majority of these contracts annually in advance with the remainder billed semi-annually, quarterly, or monthly.

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

As of December 31, 2025, we had 698 paying customers that each represented greater than $100,000 in annual recurring revenue ("ARR") and 56 customers that each represented greater than $1.0 million in ARR, demonstrating the mission critical nature of our platform to help customers succeed in the new digital age. In comparison, we had 591 customers that each represented greater than $100,000 in ARR and 42 customers that each represented greater than $1.0 million in ARR for the years ended December 31, 2024. Customers that each represented greater than $100,000 in ARR accounted for approximately 78% and 75% of our total ARR as of December 31, 2025 and 2024, respectively. We define ARR as the annual recurring revenue of subscription agreements at a point in time based on the terms of customers’ contracts, including certain premium services that are subject to contractual subscription terms and Plus customers that we expect to recur. ARR should be viewed independently of revenue, and does not represent our U.S. GAAP revenue on an annualized basis, as it is an operating metric that can be impacted by contract start and end dates and renewal rates. No single customer accounted for more than 10% of our revenue in the years ended December 31, 2025 and 2024.

Our ability to expand within our customer base is also demonstrated by our strong dollar-based net retention rate. As of December 31, 2025 and 2024, our dollar-based net retention rate (TTM) across paying customers was 104% and 97%, respectively.

Key Factors Affecting Our Performance

We believe that the growth and future success of our business depends on many factors. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to sustain our growth and improve our results of operations.

Customer Acquisition and Expansion

We believe that our AI Analytics Platform can help businesses across industries, company size, and stages of digital maturity drive better business outcomes through optimizing the digital product experience of their customers. We are focused on continuing to acquire new customers and expanding our relationships with our existing installed base to support our long-term growth. We have invested, and expect to continue to invest, in our sales and marketing efforts to drive customer acquisition.

Historically, we have been successful at efficiently growing our customer base and number of customers who have entered into and grown into larger subscriptions with us as evidenced by the growth of our number of paying customers and number of customers that represent greater than $100,000 in ARR. As of December 31, 2025 and 2024, we had 698 and 591 customers, respectively, that each represented greater than $100,000 in ARR, representing a 18% increase year-over-year. Additionally, we had 56 and 42 customers, respectively, that each represented greater than $1.0 million in ARR, up 33% year-over-year. As of each of December 31, 2025 and 2024, 27 of the Fortune 100 were paying customers, which demonstrates both our traction to date as well as our significant opportunity to continue to penetrate into the largest global organizations. We believe our relationship with some of the world’s most beloved product-led companies has resulted in increased brand credibility and access to many attractive growth opportunities.

As of December 31, 2025 and 2024, our TTM was 104% and 97%, respectively, for paying customers. Additionally, our ending dollar-based net retention rate for paying customers as of December 31, 2025 and 2024, was 105% and 100%, respectively.

Investments in Platform

We believe that our customers will demand additional features and capabilities beyond our current platform offerings to assist them in optimizing their digital products. We have a history of, and will continue to invest significantly in, developing and delivering innovative products, features, and functionality targeted at our core customer base. In addition, we may choose to add new products and offerings or enhance our platform capabilities through acquisitions. In recent years, we have acquired companies to improve and expand our platform capabilities. In October 2024, we acquired Command AI to provide intuitive AI-powered user assistance to make complex software easier to adopt and navigate. In June 2025, we completed an asset acquisition of Inari to accelerate our AI roadmap, leveraging their team’s deep expertise in applied AI. In July 2025, we completed a talent acquisition of June.io, a startup focused on empowering early‑stage product teams, to contribute to our next generation of AI-driven analytics experiences. In July 2025, we completed the acquisition of Kraftful, integrating Kraftful's Voice of Customer Technology to unite quantitative user behavioral data and qualitative user feedback into Amplitude. Going forward, we may pursue both strategic partnerships and acquisitions that we believe will be complementary to our business, accelerate customer acquisition, increase usage of our platform, and/or expand our platform offerings in our core markets.

Investing for Growth

Our investment for growth encompasses multiple critical areas, including product expansion, our sales force, sales support, partner ecosystem, and our international presence. We continue to evolve our technology and product offerings, to ensure that we are best serving our customers’ needs. For example, in February 2025, following our acquisition of Command AI, we rolled out Guides and Surveys to help organizations improve onboarding and user engagement. In May 2025, we rolled out a suite of new marketing capabilities that give visibility into the entire customer journey, enabling marketers to increase conversion, improve ROI, and target audiences more precisely. In June 2025, we introduced Amplitude AI Agents, which turn Amplitude into a team of specialized experts that work 24/7 to analyze user behavior, run experiments, and optimize digital experiences. In October 2025, we launched Amplitude MCP server that enables teams to analyze product data, experiments, and user behavior using conversational AI. In October 2025, we launched AI Visibility, a new capability that gives marketers unprecedented insight into how their brand shows up in AI search results, accompanied by recommendations on how to improve it based on a company’s actual data. In November 2025, we launched AI Feedback, the industry’s first customer feedback engine with a proprietary LLM process that automatically turns raw input into prioritized, actionable insights. In December 2025, we launched Amplitude's Automated Insights that can replicate an expert's standard analysis process in a fraction of the time.

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

Finally, we see opportunities to expand offices and headcount internationally to better service targeted international markets where we believe we have significant opportunity to accelerate existing traction and success. For the years ended December 31, 2025 and 2024, 39% and 40% of our revenue was generated outside the United States, respectively. As we seek to expand our business globally, we may be adversely affected by global economic and political instability. See “Risk Factors–Risks Related to Our Business and Industry–Our operations are international in scope, and we plan further geographic expansion, creating a variety of operational challenges.”

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

	As of December 31,
	2025	2024	YoY Growth
	(dollar values in millions)
Annual Recurring Revenue (ARR)	$366	$312	17%
Dollar-Based Net Retention Rate (TTM)	104%	97%
Paying Customers with ARR of $100,000 or greater	698	591	18%

Annual Recurring Revenue

We define ARR as the annual recurring revenue of subscription agreements at a point in time based on the terms of customers’ contracts, including certain premium services that are subject to contractual subscription terms and Plus customers that we expect to recur. ARR should be viewed independently of revenue and does not represent our U.S. GAAP revenue on an annualized basis, as it is an operating metric that can be impacted by contract start and end dates and renewal rates. ARR is also not intended to be a forecast of revenue.

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

The following Non-GAAP Financial Measures and related Non-GAAP reconciliations are for the year ended December 31, 2025, compared to the same period in 2024, unless otherwise stated. Non-GAAP Financial Measures and related Non-GAAP reconciliations for the year ended December 31, 2024 compared to the year ended December 31, 2023 may be found in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 20, 2025.

	Year Ended December 31,
	2025	2024
	(in thousands, except percentages)
Gross Profit	$253,928	$222,348
Non-GAAP Gross Profit	$260,542	$229,310

Gross Margin	74%	74%
Non-GAAP Gross Margin	76%	77%

Loss from Operations	$(96,005)	$(107,383)
Non-GAAP Income (Loss) from Operations	$1,158	$(4,004)

Loss from Operations Margin	(28)%	(36)%
Non-GAAP Income (Loss) from Operations Margin	0%	(1)%

Net Cash Provided by (Used in) Operating Activities	$29,824	$18,506
Free Cash Flow	$23,478	$11,728

Net Cash Provided by (Used in) Operating Activities Margin	9%	6%
Free Cash Flow Margin	7%	4%

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

The following tables reconcile the most directly comparable U.S. GAAP financial measure to each of these non-GAAP financial measures.

Non-GAAP Gross Profit and Gross Margin

	Year Ended December 31,
	2025	2024
	(in thousands, except percentages)
Gross profit	$253,928	$222,348
Add:
Stock-based compensation expense(1)	5,489	6,472
Acquired intangible assets amortization	1,125	490
Non-GAAP Gross Profit	$260,542	$229,310
Non-GAAP Gross Margin	76%	77%

(1)
Stock-based compensation expense-related charges include employer payroll tax-related expenses on employee stock transactions.

Non-GAAP Income (Loss) From Operations and Income (Loss) From Operations Margin

	Year Ended December 31,
	2025	2024
	(in thousands, except percentages)
Loss from operations	$(96,005)	$(107,383)
Add:
Stock-based compensation expense(1)	95,627	102,645
Acquired intangible assets amortization	1,536	734
Non-GAAP Income (Loss) from Operations	$1,158	$(4,004)
Non-GAAP Income (Loss) from Operations Margin	0%	(1)%
(1)
Stock-based compensation expense-related charges include employer payroll tax-related expenses on employee stock transactions.

Free Cash Flow and Free Cash Flow Margin

	Year Ended December 31,
	2025	2024
	(in thousands, except percentages)
Net cash provided by (used in) investing activities	$(55,083)	$(75,366)
Net cash provided by (used in) financing activities	$(65,331)	$(19,941)
Net cash provided by (used in) operating activities	$29,824	$18,506
Less:
Purchase of property and equipment	(1,621)	(1,725)
Capitalization of internal-use software costs	(4,725)	(5,053)
Free Cash Flow	$23,478	$11,728
Free Cash Flow Margin	7%	4%

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

Research and Development

Research and development expenses consist primarily of personnel and related expenses. These expenses also include third-party services and consulting expenses, software subscriptions, hosting expenses for research and development activities, product design costs prior to the application development stage, and allocated overhead costs for overhead used in research and development activities. A substantial portion of our research and development efforts are focused on enhancing our software, including researching ways to add new features and functionality to our platform. We anticipate continuing to invest in innovation and technology development, and as a result, we expect research and development expenses to increase in dollar amount but to decrease as a percentage of revenue over the longer term, though the percentage may fluctuate from period to period depending on the extent and timing of product development initiatives. In the short term, research and development costs could increase as a percentage of revenue.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel and related expenses, expenses for performance marketing and lead generation, and brand marketing. These expenses also include allocated overhead costs and travel-related expenses. Sales commissions earned by our sales force that are considered incremental and recoverable costs of obtaining a subscription with a customer are deferred and amortized on a straight-line basis over the expected period of benefit of five years.

We continue to make strategic investments in our sales and marketing organization, and we expect sales and marketing expenses to remain our largest operating expense in dollar amount. We expect our sales and marketing expenses to continue to increase in dollar amount but to decrease as a percentage of revenue over the longer term, though the percentage may fluctuate from period to period depending on the extent and timing of our marketing initiatives. In the short term, sales and marketing costs could increase as a percentage of revenue.

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

We have also incurred certain expenses as part of operating as a publicly-traded company, including professional fees and insurance expenses. As a public company, we expect to continue to incur costs associated with accounting, compliance, insurance, and investor relations which could fluctuate from period to period. We expect our general and administrative expenses to continue to increase in dollar amount over time but to generally decrease as a percentage of our revenue over the longer term, though the percentage may fluctuate from period to period depending on the timing and amount of our general and administrative expenses, including in the short term.

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

The following discussion and analysis are for the year ended December 31, 2025, compared to the same period in 2024, unless otherwise stated. Discussion and analysis for the year ended December 31, 2024 compared to the year ended December 31, 2023 may be found in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 20, 2025.

	Year Ended December 31,
	2025	2024
	(in thousands)
Revenue	$343,214	$299,272
Cost of revenue(1)	89,286	76,924
Gross profit	253,928	222,348
Operating expenses:
Research and development(1)	97,582	97,565
Sales and marketing(1)	188,033	168,306
General and administrative(1)	64,318	63,860
Total operating expenses	349,933	329,731
Loss from operations	(96,005)	(107,383)
Other income (expense), net	10,670	14,855
Loss before provision for (benefit from) income taxes	(85,335)	(92,528)
Provision for (benefit from) income taxes	3,206	1,791
Net loss	$(88,541)	$(94,319)

(1) Amounts include stock-based compensation expense as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Cost of revenue	$5,489	$6,472
Research and development	32,348	44,421
Sales and marketing	36,783	32,119
General and administrative	17,505	17,007
Total stock-based compensation expense	$92,125	$100,019

The following table sets forth the components of our consolidated statements of operations and comprehensive loss data, for each of the periods presented, as a percentage of revenue.

	Year Ended December 31,
	2025	2024
Revenue	100%	100%
Cost of revenue	26%	26%
Gross margin	74%	74%
Operating expenses:
Research and development	28%	33%
Sales and marketing	55%	56%
General and administrative	19%	21%
Total operating expenses	102%	110%
Loss from operations	(28)%	(36)%
Other income (expense), net	3%	5%
Loss before provision for (benefit from) income taxes	(25)%	(31)%
Provision for (benefit from) income taxes	1%	1%
Net loss	(26)%	(32)%

Note: Certain figures may not sum due to rounding

Comparison of Fiscal Years Ended December 31, 2025 and 2024

Revenue

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Revenue	$343,214	$299,272	$43,942	15%

Revenue increased $43.9 million or 15%, in the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase in revenue was primarily due to growth of our paying customer base, partially offset by partial and full churn among existing customers, which was lower than our strong expansion within our existing customer accounts as reflected by our NRR (TTM) of 104% as of December 31, 2025.

Cost of Revenue and Gross Margin

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$89,286	$76,924	$12,362	16%
Gross margin	74%	74%	—	—

Cost of revenue increased $12.4 million or 16%, in the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily due to increase of $6.0 million in third-party hosting costs as we increased capacity to support paying customer usage and growth of our paying customer base, $3.4 million increase in amortization of capitalized internal-use software development costs, and $2.8 million net increase in personnel and subcontractor-related expenses, including higher allocated overhead costs.

Operating Expenses

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Research and development	$97,582	$97,565	$17	0%
Sales and marketing	188,033	168,306	19,727	12%
General and administrative	64,318	63,860	458	1%
Total operating expenses	$349,933	$329,731	$20,202	6%

Research and Development

Research and development expenses increased $0.1 million or 0%, in the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily driven by $10.3 million increase in personnel-related expenses, $0.6 million increase in hosting expense, $0.4 million increase in consulting expense, $0.3 million increase in legal expenses, and $0.3 million increase in software subscriptions expenses, offset by $11.8 million net year-over-year decrease in stock-based compensation primarily due to a one-time acquisition related expense acceleration in prior year for the Command AI acquisition.

Sales and Marketing

Sales and marketing expenses increased $19.7 million or 12%, in the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily driven by $13.3 million increase in personnel-related expenses, $5.2 million increase in stock-based compensation expenses and related payroll taxes, and $1.1 million increase in sales event expenses.

General and Administrative

General and administrative expenses increased $0.5 million or 1%, in the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily driven by $1.8 million increase in consulting expenses, $1.2 million increase in software subscriptions expenses, and $0.6 million increase in stock-based compensation expenses and related payroll taxes, offset by $1.1 million decrease in legal expenses, $1.1 million decrease in bad debt expenses, $0.3 million decrease in recruiting expenses, and $0.3 million decrease in corporate insurance expenses.

Other Income (Expense), net

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Other income (expense), net	$10,670	$14,855	$(4,185)	(28)%

Other income (expense), net decreased $4.2 million or 28%, in the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily due to lower interest income of $3.8 million driven by a lower combined yield on investments and cash equivalents during the year ended December 31, 2025.

Provision for (Benefit from) Income Taxes

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$3,206	$1,791	$1,415	79%

Provision for (benefit from) income taxes increased $1.4 million or 79%, in the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to increased foreign taxes during the year ended December 31, 2025.

Liquidity and Capital Resources

Since inception, we have financed operations primarily through the net proceeds we have received from the sales of our preferred stock and common stock as well as cash generated from the sale of subscriptions to our platform. We have generated losses from our operations as reflected in our accumulated deficit of $546.4 million as of December 31, 2025. We generated positive cash flows from operating activities during the years ended December 31, 2025 and 2024; however, we have historically generated negative cash flows from operating activities. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support our platform, including growth in our customer base and customer usage, increased research and development expenses to support the growth of our business and related infrastructure, and increased general and administrative expenses to support being a publicly traded company.

As of December 31, 2025, our principal sources of liquidity were cash and cash equivalents of $81.1 million and restricted cash of $0.9 million. We also had $171.4 million in marketable securities that provide additional capital resources. Additionally, a substantial source of our cash provided by operating activities is our deferred revenue, which is included on our consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the term of the subscription agreement. As of December 31, 2025, we had $121.9 million of deferred revenue, all of which was recorded as a current liability. This deferred revenue will be recognized as revenue when or as the related performance obligations are met.

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

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$29,824	$18,506
Net cash provided by (used in) investing activities	$(55,083)	$(75,366)
Net cash provided by (used in) financing activities	$(65,331)	$(19,941)

Operating Activities

Our largest source of operating cash is cash collection from sales of subscriptions to our paying customers. Our primary uses of cash from operating activities are for personnel and related expenses, marketing expenses, and third-party hosting-related and software expenses. For the years ended December 31, 2025 and 2024, we have generated positive cash flow from operating activities.

Net cash provided by operating activities of $29.8 million for fiscal 2025 reflects our net loss of $88.5 million, adjusted by non-cash items such as stock-based compensation expense of $92.1 million, depreciation and amortization of $9.6 million, non-cash operating lease costs of $4.4 million, and other non-cash adjustments of $2.1 million, as well as net cash provided by changes in our operating assets and liabilities of $10.1 million. The net cash provided by changes in operating assets and liabilities primarily consisted of collections outpacing revenue recognized as evidenced through the increase in cash of $15.0 million from changes in accounts receivable and deferred revenue, and an increase of $13.8 million from changes in accrued expenses and accounts payable. These changes were offset by an increase in prepaid expenses and other current and non-current assets of $3.1 million, a $4.7 million decrease in operating lease liabilities due to payments related to our operating lease obligations, and an increase in deferred commissions of $10.9 million.

Net cash provided by operating activities of $18.5 million for fiscal 2024 reflects our net loss of $94.3 million, adjusted by non-cash items such as stock-based compensation expense of $100.0 million, depreciation and amortization of $6.1 million, and non-cash operating lease costs of $4.0 million as well as net cash provided by changes in our operating assets and liabilities of $2.4 million. The net cash provided by changes in operating assets and liabilities primarily consisted of collections outpacing revenue recognized as evidenced through the increase in cash of $8.6 million from changes in accounts receivable and deferred revenue and a net increase in accrued expenses and accounts payable of $8.5 million. These changes were offset by an increase in prepaid expenses and other current and non-current assets of $5.5 million, a $4.9 million decrease in operating lease liabilities due to payments related to our operating lease obligations, and an increase in deferred commissions of $4.3 million.

Investing Activities

Net cash used in investing activities of $55.1 million for fiscal 2025 consisted of $116.8 million of purchases of marketable securities, $3.0 million in cash paid for an acquisition, net of cash acquired, $4.7 million of capitalized internal-use software development costs, $1.6 million in purchases of property and equipment, and 0.2 million in issuance of a bridge loan. These decreases were offset by $71.3 million of cash received from the maturities of marketable securities.

Net cash used in investing activities of $75.4 million for fiscal 2024 consisted of $146.3 million of purchases of marketable securities, $16.1 million in cash paid for an acquisition, net of cash acquired, $5.1 million of capitalized internal-use software development costs, and $1.7 million in purchases of property and equipment. These decreases were offset by $93.8 million of cash received from the maturities of marketable securities.

Financing Activities

Net cash used in financing activities of $65.3 million for fiscal 2025 primarily consisted of $38.4 million in net tax remittance on equity awards related to the vesting of RSU awards under a withhold-to-cover method, $30.8 million in repurchase of common stock, and $1.1 million cash paid for acquisition holdbacks, offset by $4.9 million in proceeds from the exercise of stock options.

Net cash used in financing activities of $19.9 million for fiscal 2024 primarily consisted of $26.4 million in net tax remittance on equity awards related to the vesting of RSU awards under a withhold-to-cover method, offset by $6.5 million in proceeds from the exercise of stock options.

Remaining Performance Obligations

Remaining performance obligations (“RPO”) as of December 31, 2025 and 2024, including the expected timing of recognition, is as follows:

	As of December 31,
	2025	2024	% Change
	(in thousands, except percentages)
Less than or equal to 12 months	$267,448	$223,320	20%
Greater than 12 months	150,271	85,315	76%
Total remaining performance obligations	$417,719	$308,635	35%

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

Contractual Obligations and Commitments

As of December 31, 2025, the contractual commitment amounts in the table below are associated with agreements that are enforceable and legally binding. Purchase orders issued in the ordinary course of business are not included in the table below, as our purchase orders represent authorizations to purchase rather than binding agreements.

	Total	2026	2027-2028	2029-2030	After 2030
	(in thousands)
Operating lease and real estate-related commitments(1)	$10,489	$2,787	$7,210	$492	$—
Purchase commitments(2)	307,761	63,060	112,978	116,723	15,000
Total contractual obligations	$318,250	$65,847	$120,188	$117,215	$15,000

(1)
Consists of future real estate-related non-cancellable minimum rental payments under operating leases and real estate commitments with substitution rights.
(2)
In April 2025, the Company entered into a new private pricing addendum with Amazon Web Services (“AWS”) for cloud computing infrastructure, which replaced the Company's prior agreement with AWS. Under the terms of the agreement, the Company has a minimum purchase commitment of $326.3 million in AWS services through March 2031. As of December 31, 2025, $294.8 million remains on this commitment.

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

Amounts anticipated to be recognized within 12 months of the balance sheet date are recorded as deferred commissions, current, with the remaining portion recorded as deferred commissions, non-current, in the consolidated balance sheets. Amortization of deferred commissions is included in sales and marketing expense in the consolidated statements of operations and comprehensive loss. We periodically review these deferred commissions to determine whether events or changes in circumstances have occurred that could impact recoverability or the period of benefit. There were no impairment losses recorded during the periods presented.

Recent Accounting Pronouncements

See Note 1 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash and cash equivalents and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds and U.S. government securities. As of December 31, 2025, we had cash and cash equivalents of $81.1 million and marketable securities, including non-current investments, of $171.4 million. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income on cash and cash equivalents. However, an immediate 10% increase or decrease in interest rates would not have a material effect on the fair value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Amplitude, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Amplitude, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Revenue arrangements with non-standard terms and conditions

As discussed in Note 1 of the consolidated financial statements, the Company generates revenue from Software as a Service (SaaS) subscriptions to customers. Most customer contracts are subject to standard terms and conditions; however, certain contracts contain nonstandard terms that may impact the timing of revenue recognition. For the year ended December 31, 2025, the Company’s revenue was $343.2 million, which included revenue related to sales of SaaS subscription arrangements.

We identified the evaluation of revenue from SaaS subscription arrangements with non-standard terms and conditions as a critical audit matter. Significant auditor judgment was required to evaluate the Company’s assessment of the impact on revenue recognition for certain terms and conditions that are unique to certain contracts. Specifically, complex auditor judgment was required to evaluate the Company’s determination of the timing of revenue recognition for SaaS subscription arrangements with non-standard terms and conditions.

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

Santa Clara, California

February 18, 2026

AMPLITUDE, INC.

Consolidated Balance Sheets

(In thousands, except par value per share amounts)

	As of December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$81,119	$171,678
Restricted cash, current	—	881
Marketable securities, current	110,882	69,419
Accounts receivable, net of allowance for doubtful accounts of $1,046 and $1,417 as of December 31, 2025 and 2024, respectively	23,423	26,346
Prepaid expenses and other current assets	22,859	20,353
Deferred commissions, current	18,380	14,954
Total current assets	256,663	303,631
Marketable securities, non-current	60,543	57,242
Property and equipment, net	18,632	16,333
Intangible assets, net	6,376	4,364
Goodwill	25,180	24,370
Restricted cash, non-current	850	—
Deferred commissions, non-current	35,135	27,697
Operating lease right-of-use assets	9,045	5,286
Other non-current assets	8,260	6,988
Total assets	$420,684	$445,911
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,734	$991
Accrued expenses	37,124	33,851
Deferred revenue	121,888	109,671
Total current liabilities	164,746	144,513
Operating lease liabilities, non-current	6,882	1,772
Non-current liabilities	3,710	3,070
Total liabilities	175,338	149,355
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value per share; 20,000 shares authorized as of December 31, 2025 and 2024; zero shares issued and outstanding as of December 31, 2025 and 2024	—	—
Class A common stock, $0.00001 par value per share; 600,000 shares authorized as of December 31, 2025 and 2024; 104,400 and 96,095 shares issued and outstanding as of December 31, 2025 and 2024, respectively	1	1
Class B common stock, $0.00001 par value per share; 600,000 shares authorized as of December 31, 2025 and 2024; 29,633 and 33,093 shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Additional paid-in capital	791,146	754,398
Accumulated other comprehensive income	589	6
Accumulated deficit	(546,390)	(457,849)
Total stockholders’ equity	245,346	296,556
Total liabilities and stockholders’ equity	$420,684	$445,911

See accompanying notes to consolidated financial statements.

AMPLITUDE, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023

Revenue	$343,214	$299,272	$276,284
Cost of revenue	89,286	76,924	71,923
Gross profit	253,928	222,348	204,361
Operating expenses:
Research and development	97,582	97,565	90,138
Sales and marketing	188,033	168,306	153,714
General and administrative	64,318	63,860	54,887
Restructuring and other related charges	—	—	8,142
Total operating expenses	349,933	329,731	306,881
Other income, net	10,670	14,855	13,426
Loss before provision for (benefit from) income taxes	(85,335)	(92,528)	(89,094)
Provision for income taxes	3,206	1,791	1,269
Net loss	$(88,541)	$(94,319)	$(90,363)
Net loss per share attributable to Class A and Class B common stockholders:
Basic and diluted	$(0.67)	$(0.76)	$(0.77)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders:
Basic and diluted	131,976	123,900	116,938

Other comprehensive loss
Net unrealized gains on marketable securities	583	187	573
Comprehensive loss	$(87,958)	$(94,132)	$(89,790)

See accompanying notes to consolidated financial statements.

AMPLITUDE, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Class A and Class B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2022	114,199	$1	$568,889	$(754)	$(273,167)	$294,969
Stock-based compensation expense	—	—	90,022	—	—	90,022
Exercise of stock options	1,651	—	4,619	—	—	4,619
Vesting of early exercised stock options	—	—	715	—	—	715
Vesting of restricted stock units	4,754	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	474	—	4,062	—	—	4,062
Tax withholding on net share settlement of restricted stock units	(891)	—	(9,844)	—	—	(9,844)
Repurchase of unvested stock options	(177)	—	—	—	—	—
Net loss	—	—	—	—	(90,363)	(90,363)
Other comprehensive income (loss), net	—	—	—	573	—	573
Balance at December 31, 2023	120,010	$1	$658,463	$(181)	$(363,530)	$294,753
Stock-based compensation expense	—	—	105,033	—	—	105,033
Exercise of stock options	2,256	—	6,506	—	—	6,506
Issuance of common stock in connection with an acquisition	2,211	—	6,836	—	—	6,836
Vesting of early exercised stock options	—	—	20	—	—	20
Vesting of restricted stock units	6,795	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	469	—	3,755	—	—	3,755
Tax withholding on net share settlement of restricted stock units	(2,553)	—	(26,215)	—	—	(26,215)
Net loss	—	—	—	—	(94,319)	(94,319)
Other comprehensive income (loss), net	—	—	—	187	—	187
Balance at December 31, 2024	129,188	$1	$754,398	$6	$(457,849)	$296,556
Stock-based compensation expense	—	—	96,299	—	—	96,299
Exercise of stock options	1,632	—	4,881	—	—	4,881
Issuance of common stock in connection with acquisitions	354	—	914	—	—	914
Vesting of restricted stock units	8,543	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	453	—	3,895	—	—	3,895
Tax withholding on net share settlement of restricted stock units	(3,329)	—	(38,502)	—	—	(38,502)
Repurchase of common stock	(2,808)	—	(30,739)	—		(30,739)
Net loss	—	—	—	—	(88,541)	(88,541)
Other comprehensive income (loss), net	—	—	—	583	—	583
Balance at December 31, 2025	134,033	$1	$791,146	$589	$(546,390)	$245,346

See accompanying notes to consolidated financial statements.

AMPLITUDE, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(88,541)	$(94,319)	$(90,363)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,605	6,107	5,620
Stock-based compensation expense	92,125	100,019	88,285
Other	2,094	283	(301)
Non-cash operating lease costs	4,395	3,985	3,917
Changes in operating assets and liabilities:
Accounts receivable	2,772	2,205	(8,448)
Prepaid expenses and other current assets	(1,859)	(2,324)	3,711
Deferred commissions	(10,864)	(4,264)	(1,670)
Other non-current assets	(1,272)	(3,181)	2,050
Accounts payable	4,690	(1,987)	2,498
Accrued expenses	9,112	10,516	11,873
Deferred revenue	12,217	6,354	12,580
Operating lease liabilities	(4,650)	(4,888)	(4,122)
Net cash provided by (used in) operating activities	29,824	18,506	25,630
Cash flows provided by (used in) investing activities:
Cash received from maturities of marketable securities	71,283	93,750	12,500
Purchases of marketable securities	(116,808)	(146,270)	—
Purchase of property and equipment	(1,621)	(1,725)	(1,279)
Capitalization of internal-use software costs	(4,725)	(5,053)	(1,904)
Cash paid for acquisitions, net of cash acquired	(3,029)	(16,068)	—
Issuance of bridge loan	(183)	—	—
Net cash provided by (used in) investing activities	(55,083)	(75,366)	9,317
Cash flows provided by (used in) financing activities:
Proceeds from the exercise of stock options	4,881	6,506	4,619
Cash received for tax withholding obligations on equity award settlements	4,276	4,578	13,427
Cash paid for tax withholding obligations on equity award settlements	(42,677)	(31,025)	(22,334)
Cash paid for acquisition holdback	(1,072)	—	—
Repurchase of common stock	(30,739)	—	(648)
Net cash provided by (used in) financing activities	(65,331)	(19,941)	(4,936)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(90,590)	(76,801)	30,011
Cash, cash equivalents, and restricted cash at beginning of period	172,559	249,360	219,349
Cash, cash equivalents, and restricted cash at end of period	$81,969	$172,559	$249,360
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$965	$491	$454
Non-cash investing and financing activities:
Vesting of early exercised options	$—	$20	$715
Purchases of property and equipment included in liabilities	$53	$—	$86
Stock-based compensation capitalized as internal-use software costs	$4,174	$5,014	$1,737
Issuance of common stock in connection with business combinations	$914	$6,836	$—

See accompanying notes to consolidated financial statements.

AMPLITUDE, INC.

Notes to Consolidated Financial Statements

(1)
Summary of Business and Significant Accounting Policies

Description of Business

Amplitude, Inc. (the “Company”) was incorporated in the state of Delaware in 2011 and is headquartered in San Francisco, California. The Company provides an AI Analytics Platform that helps businesses understand how people are using their digital products so they can improve the digital experience provided by those digital products. The Company delivers its application over the Internet as a subscription service using a software-as-a-service (“SaaS”) model. The Company’s arrangements with customers do not provide the customer with the right to take possession of the software supporting the cloud-based application service at any time. The Company also offers customer support related to initial implementation setup, ongoing support services, and application training.

Segment Information

The Company has a single operating and reportable segment. The software segment provides an AI Analytics Platform to customers using a SaaS model. The Company derives revenue primarily in the United States and manages the business activities on a consolidated basis. The accounting policies of the software segment are the same as those described in the summary of significant accounting policies.

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

The following tables sets forth operating segment information (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue	$343,214	$299,272	$276,284
Less:
Cost of revenue(1)	82,672	69,962	63,385
Research and development(1)	63,786	51,921	52,619
Sales and marketing(1)	149,429	135,047	123,333
General and administrative(1)	46,169	46,346	40,440
Other segment expenses	97,163	103,379	99,027
Other income	(10,670)	(14,855)	(13,426)
Provision for income taxes	3,206	1,791	1,269
Consolidated net loss	$(88,541)	$(94,319)	$(90,363)

(1)
Amounts exclude other segment expenses as follows:

	Year Ended December 31,
	2025	2024	2023
Stock-based compensation expense and related employer payroll taxes	$95,627	$102,645	$89,472
Amortization of acquired intangible assets	1,536	734	1,413
Restructuring and other related charges	—	—	8,142
Total other segment expenses	$97,163	$103,379	$99,027

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

Remaining performance obligations

The Company’s contracts with customers generally include one combined performance obligation, its core subscription offering, which is a series of distinct services transferred to the customer ratably over the respective obligation’s term. Other performance obligations that may be identified in contracts include professional services. As of December 31, 2025, the unrecognized transaction price related to remaining performance obligations was $417.7 million.

The Company’s remaining performance obligations as of December 31, 2025 are expected to be recognized as follows (in thousands):

	As of December 31, 2025	As of December 31, 2024
Less than or equal to 12 months	$267,448	$223,320
Greater than 12 months	150,271	85,315
Total remaining performance obligations	$417,719	$308,635

Disaggregation of Revenue

The following table shows the Company’s disaggregation of revenue by geographic areas, as determined based on the address of the Company's customers (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$209,770	$180,091	$167,919
International	133,444	119,181	108,365
Total revenue	$343,214	$299,272	$276,284

Accounts Receivable, Net

Accounts receivable are primarily comprised of cash due from customers and are recorded at the invoiced amount, net of an allowance for doubtful accounts. The Company has a well-established collections history from its customers. Credit is extended to customers based on an evaluation of their financial condition and other factors. In determining the necessary allowance for doubtful accounts, the Company estimates the lifetime expected credit losses against the existing accounts receivable balance. The Company's estimate is based on certain factors including historical loss rates, current economic conditions, reasonable and supportable forecasts, and customer-specific circumstances. The Company maintained an allowance of $1.0 million and $1.4 million for doubtful accounts as of December 31, 2025 and 2024, respectively. The movements in the allowance for doubtful accounts were not material for any of the periods presented. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

No customer accounted for 10% or more of total revenue for the years ended December 31, 2025, 2024, and 2023. As of December 31, 2025 and 2024, no customers represented 10% or more of accounts receivable.

Deferred Revenue

Deferred revenue consists of billings of payments received in advance of revenue recognition and is recognized when, or as, performance obligations are satisfied. The Company generally invoices its customers annually or in semi-annual, quarterly, or in monthly installments. Accordingly, the deferred revenue balance does not represent the total contract value of annual non-cancellable subscription agreements. The amount of revenue recognized in the years ended December 31, 2025 and 2024 that was included in deferred revenue at the beginning of the period was $108.5 million and $102.0 million, respectively.

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

Amounts anticipated to be recognized within 12 months of the balance sheet date are recorded as deferred commissions, current, with the remaining portion recorded as deferred commissions, non-current, in the consolidated balance sheets. Amortization of deferred commissions is included in sales and marketing expense in the consolidated statement of operations and comprehensive loss. The Company periodically reviews these deferred commissions to determine whether events or changes in circumstances have occurred that could impact recoverability or the period of benefit. There were no impairment losses recorded during the periods presented.

The following table represents a roll-forward of the Company’s deferred commissions as of December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Beginning balance	$42,651	$38,386
Additions to deferred commissions	28,138	18,551
Amortization of deferred commissions	(17,274)	(14,286)
Ending balance	53,515	42,651
Deferred commissions, current	18,380	14,954
Deferred commissions, non-current	35,135	27,697
Total deferred commissions	$53,515	$42,651

Cost of Revenue

Cost of revenue primarily consists of costs related to third-party hosting costs; employee-related expenses, including salaries, stock-based compensation and benefits for operations and support personnel, software license fees, certain developed technology and acquired developed software amortization, and allocated overhead.

Research and Development Expense

The Company’s costs related to research, design, maintenance, and minor enhancements of the Company’s platform are expensed as incurred. These costs consist primarily of personnel and related expenses. These costs also include third-party services and consulting expenses, software subscriptions, hosting expenses for research and development activities, product design costs prior to the application development stage, and allocated overhead costs for overhead used in research and development activities. A substantial portion of the Company's research and development efforts are focused on enhancing its software, including identifying opportunities to add new features and functionality to its platform.

Advertising Costs

The Company expenses all advertising costs as incurred as a component of sales and marketing expenses. Advertising expenses of $4.5 million, $5.9 million, and $5.5 million were incurred during the years ended December 31, 2025, 2024, and 2023, respectively.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are stated at fair value. Restricted cash represents cash held to collateralize lease obligations related to the Company's property leases. As of December 31, 2025, $0.9 million of restricted cash was recorded as non-current assets. As of December 31, 2024, $0.9 million of restricted cash was recorded as current assets. The following table represents the Company's cash, cash equivalents, and restricted cash at each period end (in thousands):

	As of December 31,
	2025	2024
Cash and cash equivalents	$81,119	$171,678
Restricted cash, current	—	881
Restricted cash, non-current	850	—
Total cash, cash equivalents, and restricted cash	$81,969	$172,559

Investments in Marketable Securities

Investments in marketable securities consist of commercial paper, corporate notes, and bonds, as well as U.S. Treasury and government agency securities. Management determines the appropriate classification of investments at the time of purchase and reevaluates such determination at each balance sheet date. Marketable securities are classified as available-for-sale and are carried at fair value on the consolidated balance sheets and are classified as short-term or long-term based on their remaining contractual maturities.

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

Fair Value Measurements

The Company determines fair value based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, as determined by either the principal market or the most advantageous market for the asset or liability. Inputs used in the valuation techniques to derive fair values are classified based on a three-level hierarchy. These levels are:

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

Observable inputs are based on market data obtained from independent sources. The fair value of cash, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximated their carrying values as of December 31, 2025 and 2024 due to their short-term nature. The fair values of all of these instruments are categorized as Level 1 in the fair value hierarchy. The fair value of the Company's cash equivalents and marketable securities as categorized by the fair value level hierarchy is detailed in Note 3.

Acquisitions

The Company applies a screen test to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets to determine whether a transaction is accounted for as an asset acquisition or business combination. When the acquired set includes an input and at least one substantive process that together contribute to the ability to create outputs, the Company considers the acquired set a business. When the Company acquires a business, the purchase consideration is allocated to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated respective fair value using the acquisition method of accounting. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed at the acquisition date, management uses its best estimates and assumptions, particularly with respect to acquired intangible assets. These assumptions include, but are not limited to, projected revenue and costs. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Acquisition costs, such as legal and consulting fees, are expensed as incurred. During the measurement period, which is not to exceed one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the consolidated statement of operations and comprehensive loss.

Goodwill and Other Acquired Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with business combinations accounted for using the acquisition method of accounting. The Company has one reporting unit and performs testing of goodwill impairment at the reporting unit level in the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. These triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. The Company’s test for goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. If the Company determines, based on the qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, then a quantitative goodwill impairment test is required. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. There were no impairments of goodwill recorded for the years ended December 31, 2025, 2024, and 2023.

Intangible assets mainly consist of developed technology resulting from the Company’s acquisitions. Acquired intangible assets are recorded at cost, net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which was determined to be one to five years based on the intangible asset class. For developed technology, amortization costs were included within cost of revenue in the consolidated statements of operations upon the related product release date. Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. There was no impairment of intangible assets recorded for the years ended December 31, 2025, 2024, and 2023.

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the shorter of the estimated useful lives of the respective assets or the expected lease term for leasehold improvements, as follows:

Property	Useful Life
Office equipment	3 years
Furniture and fixtures	3 years
Leasehold improvements	Shorter of the expected lease term or 5 years
Software including internal-use software	3 years

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

Operating leases are classified in “Operating lease right-of-use assets” and “Operating lease liabilities, non-current” on the Company's consolidated balance sheets. The current balance of the operating lease liabilities is included within “Accrued expenses” on the Company's consolidated balance sheets. Operating lease expense is recognized on a straight-line basis over the expected lease term and included in “Operating expenses” in the Company's consolidated statements of operations and comprehensive loss.

Capitalized Internal-Use Software Costs

The Company capitalizes development costs related to its platform and certain other projects for internal use. The Company considered the guidance set forth in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 350-40-15, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, which requires companies to capitalize qualifying computer software costs that are incurred during the application development stage, and then amortize them over the software’s estimated useful life. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Capitalized internal-use software costs are included in “Property and equipment, net” on the Company's consolidated balance sheets and are amortized on a straight-line basis over its estimated useful life into cost of revenue within the consolidated statements of operations and comprehensive loss. All software development costs prior to capitalization have been recorded in research and development expense in the consolidated statements of operations. There was no impairment to capitalized internal-use software costs during the years ended December 31, 2025, 2024, and 2023.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets or asset groups for impairment whenever triggering events indicate that the carrying value of an asset or asset group may not be recoverable based on the expected future cash flows attributable to that asset or asset group. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset or an asset group to the sum of undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds the sum of undiscounted future cash flows, then an impairment charge would be recognized based on the excess of the carrying amount over its fair value. No impairment loss on long-lived assets was recognized in the years ended December 31, 2025, 2024, and 2023.

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

Basic net loss per share is computed by dividing the net loss attributable to the Company’s common stockholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share for all periods presented because the effects of potentially dilutive items would decrease the Company’s net loss per share in each period presented.

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

The Company has not incurred any expense in defense or reimbursement of any of its customers for losses related to indemnification provisions, and no material claims against the Company are outstanding as of December 31, 2025, 2024, and 2023. The Company’s exposure under these indemnification provisions is often capped at a fixed amount in many customer agreements, but remains uncapped in others. The Company has determined that potential costs related to indemnification are neither probable nor reasonably estimable, primarily due to the lack of a history of prior indemnification claims and the unique facts and circumstances for each particular contractual arrangement. As such, the Company has not recorded a reserve for the years ended December 31, 2025 and 2024.

In addition, in the ordinary course of business, the Company may provide indemnifications of varying scope and terms to vendors, directors, officers, and other parties with respect to certain matters. The Company has not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in its consolidated financial statements.

Warranties

For certain customers, the Company provides a performance warranty for accessibility to the Company’s platform as identified in an order form during the order duration. The Company’s software products are generally warranted for certain customers to substantially conform to the specifications set forth in the related customer contract and published documentation. In the event there is a failure of such warranties, the Company generally will correct the problem or provide a reasonable workaround or replacement product. The Company has the standard 30-day cure period for failures that amount to a material breach, and no warranted time frame for nonmaterial failures. If the Company cannot correct or provide a workaround or replacement product for material failures within the cure period, then the customer’s remedy is generally limited to termination of the contractual arrangement related to the nonconforming product services with a pro rata refund of the related fees paid. The Company has not incurred significant expense under these service warranties, nor does it expect that any future expense is probable. Accordingly, the Company has determined that potential costs related to warranties are not probable or estimable and, as such, has not recorded a reserve as of December 31, 2025 and 2024.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The standard is intended to enhance the transparency and decision usefulness of income tax disclosures. The Company adopted this standard on a prospective basis for the year ended December 31, 2025. See Note 7 Income Taxes in the accompanying notes to the consolidated financial statements for further details.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard.

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-use Software: Targeted Improvements to the Accounting for Internal-Use Software. The ASU is intended to modernize the internal-use software guidance by eliminating accounting consideration of software project development stages and enhancing the guidance around the probable-to-complete threshold. ASU 2025-06 is effective for annual and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard.

(2)
Balance Sheet Components

The following tables show the Company’s financial statement details as of December 31, 2025 and 2024.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,
	2025	2024
Prepaid hosting	$8,399	$6,128
Other prepaid expenses and other assets	14,460	14,225
Total prepaid expense and other current assets	$22,859	$20,353

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2025	2024
Office equipment	$5,023	$4,886
Furniture and fixtures	623	1,376
Leasehold improvements	1,344	1,320
Internal-use software	29,434	20,534
Total property and equipment	36,424	28,116
Less accumulated depreciation and amortization	(17,792)	(11,783)
Property and equipment, net	$18,632	$16,333

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2025, 2024, and 2023 was $8.1 million, $5.4 million, and $4.2 million, respectively.

The changes in the carrying value of capitalized internal-use software costs for the periods presented below are as follows (in thousands):

Amount

Balance as of December 31, 2023	$6,182
Capitalization of internal-use software costs	10,067
Amortization of internal-use software costs	(3,230)
Balance as of December 31, 2024	13,019
Capitalization of internal-use software costs	8,899
Amortization of internal-use software costs	(6,161)
Balance as of December 31, 2025	$15,757

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of December 31,
	2025	2024
Accrued hosting	$3,289	$1,151
Accrued commission and bonus	17,457	17,215
Accrued payroll and employee related taxes	3,542	2,500
Accrued sales tax	96	429
2021 Employee Stock Purchase Plan withholding	1,284	811
Operating lease liabilities, current	2,686	3,812
Other accrued liabilities	8,770	7,933
Total accrued expenses	$37,124	$33,851

(3)
Fair Value Measurements

The following table summarizes, for financial assets measured at fair value, the respective fair value and classification by level of input within the fair value hierarchy (in thousands):

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$44,348	$—	$—	$44,348
Level 2:
Available-for-sale securities
U.S. governmental and agency securities	170,836	589	—	171,425
Total	$215,184	$589	$—	$215,773

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$137,374	$—	$—	$137,374
Level 2:
Cash equivalents(1)
U.S. governmental and agency securities	12,826	—	—	12,826
Available-for-sale securities
U.S. governmental and agency securities	126,655	6	—	126,661
Total	$276,855	$6	$—	$276,861
(1)
Included in “Cash and cash equivalents” in the Company's consolidated balance sheets as of December 31, 2025 and 2024, in addition to cash of $36.8 million and $21.5 million, respectively.

The Company uses quoted prices in active markets for identical assets to determine the fair value of the Company's Level 1 investments. The fair value of the Company's Level 2 investments is determined using pricing based on quoted market prices or alternative market observable inputs.

The fair value of the Company's available-for-sale securities as of December 31, 2025, by remaining contractual maturities, was as follows (in thousands):

As of December 31, 2025
Due in one year or less	$110,882
Due in greater than one year	60,543
Total	$171,425

The Company periodically evaluates its investments for expected credit losses. The unrealized losses on the available-for-sale securities were primarily due to unfavorable changes in interest rates subsequent to the initial purchase of these securities. None of the Company's available-for-sale securities have been in a continuous unrealized loss position for twelve months or longer as of December 31, 2025. The Company expects to recover the full carrying value of its available-for-sale securities in an unrealized loss position as it does not intend or anticipate a need to sell these securities prior to recovering the associated unrealized losses. The Company also expects any credit losses would be immaterial based on the high-grade credit rating for each of such available-for-sale securities. As a result, the Company does not consider any portion of the unrealized losses as of December 31, 2025 and 2024 to represent a credit loss.

(4)
Acquisitions, Intangible Assets, and Goodwill

Asset Acquisition Completed in 2025

On June 25, 2025, the Company acquired certain assets from Inari, a privately-held company, for $0.5 million in cash. This includes holdbacks that will be paid on the 12-month anniversary of the closing date. The Company has accounted for this transaction as an asset acquisition. In allocating the aggregate purchase price based on the estimated fair values, the Company recorded $0.5 million as a developed technology intangible asset to be amortized over an estimated useful life of three years.

Business Combination Completed in 2025

On July 3, 2025, the Company completed the acquisition of Kraftful, Inc. (“Kraftful”) by acquiring all of its outstanding capital stock for a total consideration of $3.8 million (net of cash acquired of $0.2 million). The total consisted of $2.9 million in cash, net of holdback and $0.9 million of equity consideration through the issuance of 71,157 shares of its common stock and restricted stock units. In connection with the Acquisition, the Company agreed to grant certain equity awards to key employees of Kraftful, representing an aggregate of 284,625 shares of restricted common stock and restricted stock units with a total grant date fair value of $3.6 million to be recognized as compensation expense. The holdback amount of $0.2 million is expected to be paid on the 12-month anniversary of the Acquisition Date. The transaction was accounted for as a business combination.

The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed (in thousands):

Developed technology	$3,000
Goodwill	760
Total purchase price	$3,760

The developed technology intangible asset will be amortized over an estimated useful life of five years. The Company believes the goodwill generated from the acquisition is primarily attributable to the workforce of Kraftful. By leveraging the synergies from the acquisition, we integrated Kraftful's Voice of Customer Technology to unite quantitative user behavioral data and qualitative user feedback into Amplitude's platform.

Business Combination Completed in 2024

On October 15, 2024, the Company completed the acquisition of Command AI, a privately-held company, for an aggregate of $33.6 million, consisting of $26.7 million of cash and $6.9 million of equity consideration through the issuance of 0.8 million shares of its common stock. This includes a holdback amount of $1.1 million that will be paid on the 12-month anniversary of the closing date. The Company has accounted for this transaction as a business combination. In allocating the aggregate purchase price based on the estimated fair values, the Company recorded $9.6 million of cash, $3.7 million as a developed technology intangible asset, $0.7 million as a customer related intangible asset, and $90 thousand as a trade name asset. The useful lives of the acquired intangible assets are as follows:

Intangible Asset	Useful Life
Developed technology	5 years
Customer related	3 years
Trade name	1 year

The excess of purchase consideration over the fair value of net assets acquired was recorded as goodwill in the amount of $20.3 million after the measurement period and working capital adjustments. As part of the acquisition, the Company also agreed to retention agreements with key employees in which 1.4 million shares of common stock are restricted and deemed as compensation for post combination services. The total value of $13.0 million related to these restricted shares was recognized as stock-based compensation expense in the year ended December 31, 2024.

The Company believes the goodwill balance associated with the Command AI acquisition represents the synergies expected from expanded market opportunities when integrating the acquired developed technology with the Company’s offerings as well as acquiring an assembled workforce. Related goodwill is deductible for income tax purposes.

Aggregate acquisition-related costs associated with the Company's business combinations were not material for all periods presented and were included in general and administrative expenses in the consolidated statements of operations and comprehensive loss. The results of operations of the business combinations have been included in the Company’s consolidated financial statements from the acquisition date. The business combinations did not have a material impact on the Company’s consolidated financial statements. Therefore, historical results of operations prior to the acquisition dates and pro forma results of operations have not been presented.

Intangible Assets Other Than Goodwill

Intangible assets, net consisted of the following (in thousands):

	As of December 31, 2025			As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology	$12,798	$(6,838)	$5,959	$9,250	$(5,708)	$3,542
Customer related	1,631	(1,214)	417	1,631	(880)	751
Trade name	90	(90)	—	90	(19)	71
Intangible assets, net	$14,519	$(8,142)	$6,376	$10,971	$(6,607)	$4,364

Amortization expense of intangible assets was $1.5 million, $0.7 million, and $1.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.

As of December 31, 2025, future amortization expense is expected to be as follows (in thousands):

Amount
2026	$1,755
2027	1,705
2028	1,434
2029	1,183
2030	299
Total	$6,376

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

The Company has reserved shares of its Class A common stock as follows:

	As of December 31,
	2025	2024
2014 Stock Option and Grant Plan and 2021 Incentive Award Plan:
Equity plan stock options outstanding	9,855,901	11,501,725
RSUs outstanding	14,049,044	13,519,769
Shares available for future issuance	19,038,398	18,310,859
2021 Employee Stock Purchase Plan:
Shares available for future issuance	5,649,309	4,810,524
Total reserved shares	48,592,652	48,142,877

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

2021 Incentive Award Plan

In August 2021, the Company's board of directors adopted, and its stockholders approved, the 2021 Plan, which became effective in connection with the Direct Listing. The 2021 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSU awards, performance bonus awards, performance stock units, dividend equivalent awards and other forms of equity compensation (collectively, “equity awards”). As of December 31, 2025, a total of 19,038,398 shares of the Company's Class A common stock have been reserved for issuance under the 2021 Plan in addition to (i) any shares available for issuance under the 2014 Plan as of the effective date of the 2021 Plan, (ii) the number of shares represented by awards outstanding under the Company's 2014 Plan (“Prior Plan Awards”) that become available upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class A common stock underlying outstanding stock awards granted under the 2014 Plan, and (iii) an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (A) 5% of the shares of the Company's common stock outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the Company's board of directors; provided, however, that no more than 88,000,000 shares of stock may be issued upon the exercise of incentive stock options.

Stock Option Awards

Stock options granted under the 2014 Plan and the 2021 Plan (collectively, the “combined stock plans”) generally vest based on continued service over four years.

Option activity under the Company's combined stock plans is set forth below:

			Weighted
		Weighted	average	Aggregate
	Outstanding	average	remaining	intrinsic
	stock	exercise	contractual	value
	options	price	life (years)	(in thousands)
Balances as of December 31, 2024	11,501,725	$4.41	5.25	$70,628
Granted	—	$—
Exercised	(1,631,890)	$2.99
Cancelled/forfeited	(13,934)	$4.79
Balances as of December 31, 2025(1)	9,855,901	$4.63	4.31	$68,642
Exercisable as of December 31, 2025(2)	9,642,151	$4.42	4.26	$69,008
(1)
As no forfeitures are estimated due to the Company's adoption of ASU No. 2016-09, all options are vested or expected to vest. As of December 31, 2025, no options were outstanding that were subject to a future performance condition.
(2)
Exercisable shares include vested options as well as unvested shares that can be early exercised.

The aggregate intrinsic values of options are calculated as the difference between the exercise price of the options and the market price for shares of the Company’s Class A common stock as of each period-end. The total intrinsic value of options exercised for the years ended December 31, 2025, 2024, and 2023 was $14.0 million, $17.3 million, and $16.4 million, respectively.

No stock options were granted in the years ended December 31, 2025 and December 31, 2024. Stock options granted during the year ended December 31, 2023 had a weighted average grant date fair value of $6.69 per share. The fair value is being expensed over the vesting period of the options on a straight-line basis as the services are being provided. No tax benefits were realized from options during the periods.

As of December 31, 2025, total unrecognized stock-based compensation expense related to options outstanding under the combined stock plans was $1.7 million. This unrecognized expense as of December 31, 2025 is expected to be recognized over the weighted average remaining vesting period of 1.48 years. As of December 31, 2025, the Company had 249,500 shares of non-employee stock options outstanding under the combined stock plans.

The fair value of each option granted to employees under the 2021 Plan is estimated on the grant date using the Black-Scholes pricing model.

The following range of assumptions and data inputs were used in the Black-Scholes option-pricing model to estimate the fair value of the options granted under the 2021 Plan:

Year Ended December 31,
	2025	2024	2023
Fair value of common stock	—	—	$11.37 - $12.37
Expected dividend yield	—	—	—
Risk-free interest rate	—	—	3.59% - 4.36%
Expected volatility	—	—	56.5% - 56.8%
Expected term (years)	—	—	5.5 - 6.0

Restricted Stock Units

RSUs granted under the 2021 Plan generally vest based on continued service. During the years ended December 31, 2025, 2024, and 2023, the Company recorded $88.5 million, $85.2 million, and $77.1 million in expense related to RSUs, respectively.

The total fair value of RSUs vested during the years ended December 31, 2025, 2024, and 2023 was $99.0 million, $69.7 million, and $56.3 million, respectively. As of December 31, 2025, total unrecognized stock-based compensation expense related to RSUs was $136.5 million. This unrecognized expense as of December 31, 2025 is expected to be recognized over the weighted average remaining vesting period of 1.91 years. As of December 31, 2025, the Company had 143,699 shares of non-employee RSUs outstanding under the combined stock plans.

RSU activity for the year ended December 31, 2025 was as follows:

	Restricted stock units	Weighted- average grant date fair value per share
Balance as of December 31, 2024	13,519,769	$11.02
Granted	12,340,405	$10.11
Vested	(8,543,220)	$11.31
Cancelled/forfeited	(3,267,910)	$10.53
Balance as of December 31, 2025	14,049,044	$10.16

2021 Employee Stock Purchase Plan

In August 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective in connection with the Direct Listing. The ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. As of December 31, 2025, a total of 5,649,309 shares of the Company’s Class A common stock have been reserved for future issuance under the ESPP, in addition to any annual automatic evergreen increases in the number of shares of Class A common stock reserved for future issuance under the ESPP. The ESPP offers employees the option to purchase shares through a series of consecutive 12-month offering periods on each May 15th and November 15th (with two six-month purchase periods during each offering period). The price at which Class A common stock is purchased under the ESPP is equal to the lower of (i) 85% of the closing trading price per share of the Company's Class A common stock on the first trading date of an offering period in which a participant is enrolled or (ii) 85% of the closing trading price per share on the purchase date, which will occur on the last trading day of each purchase period, or such other price designated by the administrator.

The ESPP offers a rollover feature pursuant to which, if the fair market value of a share of Class A common stock on the first purchase date is lower than the fair market value on the first trading day of the offering period, the respective offering period will terminate and each participant will be automatically enrolled in the offering period that commences immediately following the purchase date. In accordance with the rollover feature, immediately following the conclusion of the purchase period ended May 14, 2025, the offering period was terminated and participants were automatically enrolled in a new 12-month offering period commencing on May 15, 2025 and ending on May 14, 2026. The impact of the rollover feature did not result in material incremental compensation cost for the year ended December 31, 2025.

The following assumptions were used to calculate the fair value of shares to be granted under the ESPP during the period utilizing the Black-Scholes option-pricing model:

Year Ended December 31,
	2025	2024	2023
Fair value of common stock	$10.73 - $12.14	$9.34 - $9.59	$9.98 - $10.76
Expected dividend yield	—	—	—
Risk-free interest rate	3.70% - 4.29%	4.34% - 5.43%	4.75% - 5.41%
Expected volatility	46.3% - 65.9%	44.4% - 56.0%	56.8% - 60.0%
Expected term (years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0

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

As of December 31, 2025, 1.7 million shares have been purchased under the ESPP. During the years ended December 31, 2025, 2024, and 2023, the Company issued 453,099, 469,567, and 473,792 shares under the ESPP, respectively, in settlement of $3.9 million, $3.8 million, and $4.1 million of ESPP liabilities, respectively.

During the years ended December 31, 2025, 2024, and 2023 the Company recognized $1.8 million, $1.6 million, and $2.4 million of stock-based compensation expense related to the ESPP, respectively. As of December 31, 2025, total unrecognized compensation costs related to the ESPP was $1.6 million, which will be amortized over a weighted average period of 0.68 years.

Stock-based compensation expense, net of actual forfeitures is reflected in the consolidated statement of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$5,489	$6,472	$7,300
Research and development	32,348	44,421	36,643
Sales and marketing	36,783	32,119	29,404
General and administrative	17,505	17,007	14,085
Restructuring and other related charges	—	—	853
Total stock-based compensation expense	$92,125	$100,019	$88,285

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

During the year ended December 31, 2025, the Company repurchased 2,209,082 shares of its Class A common stock for an aggregate amount of $23.9 million, including broker commission fees. Shares repurchased by the Company are immediately retired and returned to the status of authorized and unissued. The cost paid to repurchase shares in excess of the par value is recorded to additional paid-in capital on the Company’s consolidated balance sheet. As of December 31, 2025, a total of $26.1 million remained available for future repurchases under the Repurchase Program.

Other Share Repurchases

In 2025, the Company repurchased and retired 599,655 shares of its Class A common stock for an aggregate purchase price of $6.8 million. The repurchase was conducted through a privately negotiated transaction under the Company’s contractual right of first refusal granted in connection with a prior acquisition and was not part of the Repurchase Program.

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

(7)
Income Taxes

Pre-tax book loss has been recorded in the following jurisdictions (in thousands):

	Year Ended December 31,
	2025	2024	2023
U.S.	$(92,355)	$(97,993)	$(95,662)
Foreign	7,020	5,465	6,568
Worldwide pre-tax loss	$(85,335)	$(92,528)	$(89,094)

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
U.S. federal	$—	$—	$—
U.S. state and local	231	164	51
Foreign	2,400	1,250	516
Total current	$2,631	$1,414	$567
Deferred:
Federal	$(63)	$(127)	$—
State	—	(29)	—
Foreign	638	533	702
Total provision	$3,206	$1,791	$1,269

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 requires entities to provide additional information in their tax rate reconciliation. The ASU is effective for the Company as of December 31, 2025, and the Company has elected to adopt the ASU on a prospective basis. The differences between the US federal statutory tax rate and the Company's effective tax rates from operations for the current year were as follow (in thousands):

	Year Ended December 31, 2025
	Amount	Percent
U.S. federal statutory income tax rate	$(17,920)	21.00%
Domestic federal
Tax credits
Research and development credits	(4,000)	4.69
Nontaxable or nondeductible items
Share-based payment awards	(935)	1.10
Non-deductible officer compensation	2,953	(3.46)
Other	492	(0.58)
Effect of cross-border tax laws	(326)	0.38
Changes in valuation allowances	20,424	(23.94)
Other	(45)	0.05
Domestic state and local income taxes, net of federal effect(1)	(365)	0.43
Foreign tax effects
Brazil
Withholding tax	1,325	(1.55)
Other foreign jurisdictions	240	(0.28)
Worldwide changes in unrecognized tax benefits	1,363	(1.60)
Total	$3,206	(3.76)%
(1)
State taxes in California made up the majority (greater than 50%) of tax effect in this category.

The provision for income taxes differs from the amount computed by applying the federal income tax rate of 21% to pre-tax loss for the years ended December 31, 2024 and 2023 from operations as a result of the following:

	Year Ended December 31,
	2024	2023
Statutory federal income tax rate	21.00%	21.00%
State income taxes, net of federal tax benefits	2.51	4.11
Permanent differences	(0.51)	(0.48)
Tax credits	6.63	7.24
Foreign rate differential	(0.06)	0.18
Stock based compensation	(10.16)	(9.70)
Other	0.16	0.07
Valuation allowance	(21.49)	(23.84)
Tax provision	(1.92)%	(1.42)%

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024 related to the following (in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$155,089	$123,133
Credit carryforwards	34,933	29,143
Stock-based compensation	3,613	4,670
Accruals and reserves	2,573	2,961
Operating lease liability	2,278	1,402
Fixed assets	164	226
Capitalized research and development costs	24,409	31,971
Accumulated other comprehensive loss	145	2
Other	214	174
Gross tax assets	223,418	193,682
Valuation allowance	(210,732)	(184,238)
Realizable deferred tax assets	12,686	9,444
Deferred tax liabilities:
Deferred commission costs	$(13,265)	$(10,636)
Operating lease right-of-use assets	(2,158)	(1,328)
Intangibles	(972)	(550)
Gross deferred liabilities	(16,395)	(12,514)
Net deferred tax assets (liabilities)	$(3,709)	$(3,070)

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

As of December 31, 2025, the Company had approximately $605.8 million and $423.8 million of net operating loss carryforwards available to offset future federal and state taxable income, respectively. If realized, none of the net operating loss carryforwards will be recognized as a benefit through additional paid-in capital. If not realized, federal carryforward losses of $25.4 million will expire beginning in 2032 and $580.4 million of carryforward losses will carryforward indefinitely. State carryforwards will expire beginning 2030.

As of December 31, 2025, the Company had tax credit carryforwards of $19.9 million and $17.7 million, net of reserves to offset future federal and state tax and $1.0 million of foreign research tax credit carryforwards. The carryforwards will expire in various amounts for federal purposes beginning 2033. The California R&D credits will not expire but the California competes tax credits will expire beginning 2026. The foreign research tax credits are allowed a carryforward of 20 years and are set to expire in 2042.

Utilization of net operating loss carryforwards and credits may be subject to substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in the expiration of the net operating losses before utilization.

In December 2023, the FASB issued ASU 2023-09. ASU 2023-09 requires entities to provide additional disclosures about income taxes paid by jurisdiction. The ASU is effective for the Company as of December 31, 2025. The following represents a summary of the Company's income taxes paid for the year ended December 31, 2025 (in thousands):

Year Ended December 31,
2025
Federal	$—
State
New York	91
Other	93
Foreign
Australia	79
France	80
Japan	113
Netherland	201
Singapore	49
United Kingdom	221
Other	38
Total income taxes paid (net)	$965

As of December 31, 2025, the Company had unrecognized income tax benefits of $8.9 million. The increase in the Company’s unrecognized tax benefit was primarily attributable to current year credit activities. A reconciliation of the beginning and ending amount of unrealized tax benefit (excluding interest and penalties) is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$7,263	$5,118	$3,625
Increases related to tax positions taken during the current year	1,631	2,145	1,493
Ending balance	$8,894	$7,263	$5,118

The total unrecognized tax benefit, if recognized, would not affect the Company’s effective tax rate as the tax benefit would increase the deferred tax asset, which is currently offset with a full valuation allowance. Accrued interest and penalties related to the unrecognized tax benefits are recorded in income tax expense. No interest, penalties, or tax benefits were recognized during the year ended December 31, 2025.

The Company files U.S. federal, Netherlands, United Kingdom, France, Singapore, Japan, Germany, Canada, India, and Australia income tax returns as well as state income tax returns for various state jurisdictions. Due to the Company’s net operating loss carryforwards in the United States, its income tax returns remain subject to federal and state tax authorities for all prior years. There are no tax years under examination by any jurisdiction, except India and Germany, at this time. The Company records liabilities related to uncertain tax positions and believes that it has provided adequate reserves for income tax uncertainties in all open tax years.

The Company provides for U.S. federal income taxes on the earnings of foreign subsidiaries unless they are considered permanently reinvested outside of the U.S. As of December 31, 2025, the Company’s management asserted that it is their intent to indefinitely reinvest unremitted foreign earnings for all its foreign entities.

(8)
Operating Leases

The components of lease expense were as follows (in thousands, except years and rate):

	Year Ended December 31,
	2025	2024
Operating lease cost	$4,395	$3,985
Short-term lease cost	116	959
Total lease cost	$4,511	$4,944

	As of December 31,
	2025	2024
Weighted average remaining term (years)	2.76	1.73
Weighted average discount rate	5.57%	4.08%

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Year Ended December 31,
	2025	2024
Right-of-use assets obtained in exchange for new operating lease liabilities	$7,869	$2,209
Cash paid for operating lease liabilities	$4,650	$4,888

Future minimum lease payments under non-cancellable operating leases with initial lease terms in excess of one year included in the Company’s lease liabilities as of December 31, 2025 were as follows (in thousands):

Year ending December 31:
2026	$2,744
2027	4,073
2028	3,133
2029	492
Total undiscounted operating lease payments	$10,442
Less: imputed interest	(875)
Total operating lease liabilities	$9,568

(9)
Commitments and Contingencies

Legal Matters

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

(10)
Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2025	2024	2023
Net loss attributable to Class A and Class B common stockholders	$(88,541)	$(94,319)	$(90,363)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	131,976	123,900	116,938
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.67)	$(0.76)	$(0.77)

The following potential shares of common stock were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	As of December 31,
	2025	2024	2023
Equity plan stock options outstanding	9,856	11,502	14,268
Equity plan stock options early exercised	—	—	5
RSUs outstanding	14,049	13,520	11,301
Restricted shares	—	301	—
Shares issuable pursuant to the ESPP	617	549	449
Total	24,522	25,872	26,023

(11)
Subsequent Events

RSU Awards

In January and February 2026, the Company issued RSUs representing 402,462 shares of its Class A common stock to its employees with service-based vesting conditions. The service-based vesting condition for these awards is satisfied over three years. The grant date fair value of the RSUs issued in January and February 2026 was approximately $3.1 million.

InfiniGrow Acquisition

On January 14, 2026 (the "Acquisition Date"), the Company acquired all the capital stock of InfiniGrow Ltd (“InfiniGrow”), a privately-held company, by assuming an aggregate amount of $1.8 million in liabilities (net of cash acquired of $0.1 million) (“the Acquisition”). Prior to the Acquisition, the Company provided InfiniGrow with short-term financing through two bridge loan agreements executed in December 2025 and January 2026. Upon closing, the $0.4 million total outstanding balance (including interest) was effectively settled as a preexisting relationship. Additionally, the Company agreed to grant certain equity payments to key employees, which will be issued under our equity incentive plan, with an aggregate target value of $6.5 million to be recognized as compensation expense over the requisite service period.

InfiniGrow is an AI marketing analytics company that helps organizations measure, forecast, and optimize the impact of marketing on revenue. The acquisition reinforces the Company’s focus on making analytics actionable and helping marketers move faster, make smarter decisions, and drive business outcomes from a single platform. The Acquisition will be accounted for as a business combination, however, given the limited time that has passed since the Acquisition Date, the Company is still in the process of developing its fair value assumptions for the consideration, assets acquired, and liabilities assumed. As a result, we are unable to provide the amounts recognized as of the Acquisition Date for the major classes of assets acquired and liabilities assumed.

Share Repurchase

The Company continued its execution of the Repurchase Program authorized by our Board of Directors on May 7, 2025. Subsequent to year-end and as of February 13, 2026, the Company repurchased 300,398 shares of Class A common stock for an aggregate amount of $3.0 million, including broker commission fees. Shares repurchased by the Company are immediately retired and returned to the status of authorized and unissued. The cost paid to repurchase shares in excess of the par value is recorded to additional paid-in capital on the Company’s consolidated balance sheet.

On February 18, 2026, the Board approved an increase to the Repurchase Program, under which the Company is authorized to repurchase up to an additional $100.0 million of the Company’s Class A common stock. As of February 18, 2026, a total of $123.1 million remains available for future repurchases under the Repurchase Program. Under the Repurchase Program, the Company may repurchase shares of the Company’s outstanding Class A common stock from time to time, in such amounts as management deems appropriate, through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 trading plans, or by any combination of such methods. The timing and amount of any repurchases pursuant to the Repurchase Program will be determined based on market conditions, share price and other factors. The Repurchase Program does not have an expiration date, does not require the Company to repurchase any specific number of shares of its Class A common stock, and may be modified, suspended or terminated at any time without notice.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an audit report on our internal control over financial reporting. That Report of Independent Registered Public Accounting Firm is included in Item 8 of this Annual Report on Form 10-K.

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

Item 9B. Other Information

Trading Arrangements of Section 16 Reporting Persons

On December 11, 2025, Catherine Wong, a member of our board of directors, adopted a Rule 10b5-1 trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 7,453 shares of our Class A common stock until December 31, 2026.

On November 26, 2025, Curtis Liu, our Chief Technology Officer, adopted a Rule 10b5-1 trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c). The plan, which terminates on August 6, 2026, provides for the sale of up to an aggregate of 161,540 shares of the Company’s Class A Common Stock, plus up to an additional 106,610 shares of the Company's Class A Common Stock which will result from 50% of the net shares (after withholding for taxes) received upon the vesting of restricted stock units. The plan covers shares held in two separate accounts: (i) shares held directly by Curtis Liu, and (ii) shares held indirectly by Curtis Liu as Trustee for the CL 2020 Trust.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

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

The remaining information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant.	8-K	001-40817	3.1	6/12/2024
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-40817	3.2	9/21/2021
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.					X
4.2	Specimen Stock Certificate evidencing the shares of Class A Common Stock.	S-1	333-259168	4.2	8/30/2021
4.3	Specimen Stock Certificate evidencing the shares of Class B Common Stock.	S-8	333-259698	4.4	9/21/2021
4.4	Amended and Restated Investors’ Rights Agreement, dated as of May 28, 2021, as amended, by and among the Registrant and certain of its stockholders.	S-1	333-259168	4.3	8/30/2021
4.5	Warrant to Purchase Common Stock, dated November 22, 2017, issued to Pacific Western Bank.	S-1	333-259168	4.4	8/30/2021
10.1	Sublease, dated May 13, 2021, by and between the Registrant and Postmates, LLC.	S-1	333-259168	10.1	8/30/2021
10.2#	Office Lease, dated as of March 21, 2025, by and between the Registrant and KR 201 Third Street Owner, LLC.	10-Q	001-40817	10.1	5/7/2025
10.3#	First Amendment to Sublease, dated July 2, 2025, by and between the Registrant and Postmates LLC.	10-Q	001-40817	10.1	11/6/2025
10.4(a)#	Amended and Restated 2014 Stock Option and Grant Plan, as amended.	S-1	333-259168	10.2(a)	8/30/2021
10.4(b)#	Form Agreements under Amended and Restated 2014 Stock Option and Grant Plan, as amended.	S-1	333-259168	10.2(b)	8/30/2021
10.5(a)#	2021 Incentive Award Plan.	S-1	333-259168	10.3(a)	8/30/2021
10.5(b)#	Form Agreements under 2021 Incentive Award Plan.	S-1	333-259168	10.3(b)	8/30/2021

10.6#	2021 Employee Stock Purchase Plan.	S-1	333-259168	10.4	8/30/2021
10.7#	Form of Indemnification Agreement between the Registrant and each of its Directors and Executive Officers.	S-1	333-259168	10.5	8/30/2021
10.8#	Section 16 Bonus Plan.	10-Q	001-40817	10.1	8/8/2023
10.9#	Amended Non-Employee Director Compensation Program.	10-Q	001-40817	10.1	11/7/2024
10.10#	Executive Severance Plan.	10-Q	001-40817	10.2	11/7/2024
10.11#	Form of Employment Agreement between the Registrant and each of its executive officers.	10-Q	001-40817	10.3	11/7/2024
19.1	Insider Trading Compliance Policy.					X
21.1	Subsidiaries of Registrant.	10-K	001-40817	21.1	2/20/2024
23.1	Consent of KPMG LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included in signature page hereto)					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation.	10-K	001-40817	97.1	2/20/2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

Date: February 18, 2026

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

Signature	Title	Date

/s/ Spenser Skates	Chief Executive Officer and Chairperson	February 18, 2026
Spenser Skates	(Principal Executive Officer)

/s/ Andrew Casey	Chief Financial Officer	February 18, 2026
Andrew Casey	(Principal Financial and Accounting Officer)

/s/ Ron Gill	Director	February 18, 2026
Ron Gill

/s/ Pat Grady	Director	February 18, 2026
Pat Grady

/s/ Curtis Liu	Director	February 18, 2026
Curtis Liu

/s/ Erica Schultz	Director	February 18, 2026
Erica Schultz

/s/ Tien Tzuo	Director	February 18, 2026
Tien Tzuo

/s/ James Whitehurst	Director	February 18, 2026
James Whitehurst

/s/ Catherine Wong	Director	February 18, 2026
Catherine Wong