Form 10-Q
period 2026-03-31
Amplitude, Inc.
filed 2026-05-07
CIK 1866692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, there were 103,867,086 shares of the registrant's Class A common stock and 28,752,160 shares of the registrant's Class B common stock, each with a $0.00001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AMPLITUDE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	As of March 31, 2026	As of December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$86,590	$81,119
Restricted cash, current	52	—
Marketable securities, current	95,335	110,882
Accounts receivable, net of allowance for doubtful accounts of $1,340 and $1,046 as of March 31, 2026 and December 31, 2025, respectively	40,899	23,423
Prepaid expenses and other current assets	21,170	22,859
Deferred commissions, current	19,106	18,380
Total current assets	263,152	256,663
Marketable securities, non-current	31,544	60,543
Property and equipment, net	19,282	18,632
Intangible assets, net	7,849	6,376
Goodwill	25,180	25,180
Restricted cash, non-current	850	850
Deferred commissions, non-current	36,128	35,135
Operating lease right-of-use assets	9,316	9,045
Other non-current assets	8,441	8,260
Total assets	$401,742	$420,684
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,025	$5,734
Accrued expenses	37,249	37,124
Deferred revenue	133,422	121,888
Total current liabilities	173,696	164,746
Operating lease liabilities, non-current	6,597	6,882
Non-current liabilities	4,144	3,710
Total liabilities	184,437	175,338
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value per share; 20,000 shares authorized as of March 31, 2026 and December 31, 2025; zero shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A common stock, $0.00001 par value per share; 600,000 shares authorized as of March 31, 2026 and December 31, 2025; 103,782 and 104,400 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1	1
Class B common stock, $0.00001 par value per share; 600,000 shares authorized as of March 31, 2026 and December 31, 2025; 28,802 and 29,633 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	786,853	791,146
Accumulated other comprehensive income	115	589
Accumulated deficit	(569,664)	(546,390)
Total stockholders’ equity	217,305	245,346
Total liabilities and stockholders’ equity	$401,742	$420,684

See accompanying notes to condensed consolidated financial statements.

AMPLITUDE, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$93,492	$79,953
Cost of revenue	25,209	20,204
Gross profit	68,283	59,749
Operating expenses:
Research and development	25,321	23,533
Sales and marketing	50,803	44,146
General and administrative	16,299	16,268
Total operating expenses	92,423	83,947
Other income (expense), net	1,956	2,745
Loss before provision for (benefit from) income taxes	(22,184)	(21,453)
Provision for (benefit from) income taxes	1,090	778
Net loss	$(23,274)	$(22,231)
Net loss per share attributable to Class A and Class B common stockholders:
Basic and diluted	$(0.17)	$(0.17)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders:
Basic and diluted	133,303	129,696

Other comprehensive loss
Net unrealized gains on marketable securities	(474)	320
Comprehensive loss	$(23,748)	$(21,911)

See accompanying notes to condensed consolidated financial statements.

AMPLITUDE, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(unaudited)

	Class A and Class B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2025	134,033	$1	$791,146	$589	$(546,390)	$245,346
Stock-based compensation expense	—	—	20,773	—	—	20,773
Forfeiture of unvested shares issued in connection with acquisition	(258)	—	—	—	—	—
Exercise of stock options	377	—	459	—	—	459
Vesting of restricted stock units	1,924	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units	(737)	—	(4,674)	—	—	(4,674)
Tax on share repurchases	—	—	(123)	—	—	(123)
Repurchase of common stock	(2,755)	—	(20,728)	—	—	(20,728)
Net loss	—	—	—	—	(23,274)	(23,274)
Other comprehensive income	—	—	—	(474)	—	(474)
Balance at March 31, 2026	132,584	$1	$786,853	$115	$(569,664)	$217,305

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

AMPLITUDE, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(23,274)	$(22,231)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,758	2,285
Stock-based compensation expense	19,962	20,597
Non-cash operating lease costs	1,130	1,128
Other	748	254
Changes in operating assets and liabilities:
Accounts receivable	(17,709)	(15,380)
Prepaid expenses and other current assets	1,165	1,633
Deferred commissions	(1,719)	(707)
Other non-current assets	(183)	(819)
Accounts payable	(3,554)	1,184
Accrued expenses	(1,611)	(1,873)
Deferred revenue	11,270	7,333
Operating lease liabilities	(592)	(1,426)
Net cash provided by (used in) operating activities	(11,609)	(8,022)
Cash flows provided by (used in) investing activities:
Cash received from maturities of marketable securities	26,000	8,550
Cash received from sale of marketable securities	22,051	—
Purchases of marketable securities	(4,157)	(33,735)
Purchase of property and equipment	(435)	(439)
Capitalization of internal-use software costs	(1,134)	(765)
Issuance of bridge loan	(186)	—
Net cash provided by (used in) investing activities	42,139	(26,389)
Cash flows provided by (used in) financing activities:
Proceeds from the exercise of stock options	459	1,529
Cash received for tax withholding obligations on equity award settlements	667	1,378
Cash paid for tax withholding obligations on equity award settlements	(5,405)	(8,997)
Repurchase of common stock	(20,728)	—
Net cash provided by (used in) financing activities	(25,007)	(6,090)
Net increase (decrease) in cash, cash equivalents, and restricted cash	5,523	(40,501)
Cash, cash equivalents, and restricted cash at beginning of period	81,969	172,559
Cash, cash equivalents, and restricted cash at end of period	$87,492	$132,058
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$394	$410
Non-cash investing and financing activities:
Purchases of property and equipment included in liabilities	$335	$79
Stock-based compensation capitalized as internal-use software costs	$811	$758
Asset retirement obligations incurred	$177	$—

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

The chief operating decision maker, who, in the Company’s case, is the Chief Executive Officer (“CEO”), assesses performance for the software segment and decides how to allocate resources based on functional expenses exclusive of stock-based compensation, amortization of acquired intangible assets, and related tax impacts of these items. The CEO uses these functional expense captions and consolidated net loss to evaluate income generated or losses incurred from the software segment, and utilizes the metric in deciding operating decisions, including, but not limited to, investing in research and development, product developments, personnel, and other expenses. The measure of segment assets is reported on the balance sheet as total consolidated assets.

The following tables set forth operating segment information (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue	$93,492	$79,953
Less:
Cost of revenue(1)	23,541	18,755
Research and development(1)	18,597	15,454
Sales and marketing(1)	42,297	35,866
General and administrative(1)	12,180	11,995
Other segment expenses	21,017	22,081
Other income	(1,956)	(2,745)
Provision for income taxes	1,090	778
Consolidated net loss	$(23,274)	$(22,231)

(1)
Amounts exclude other segment expenses as follows:

	Three Months Ended March 31,
	2026	2025
Stock-based compensation expense and related employer payroll taxes	$20,499	$21,777
Amortization of acquired intangible assets	518	304
Total other segment expenses	$21,017	$22,081

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

The unaudited condensed consolidated balance sheet as of March 31, 2026, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures, including certain notes required by U.S. GAAP on an annual reporting basis. In management’s opinion, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to state fairly the balance sheet, statements of operations and comprehensive loss, statements of stockholders’ equity, and statements of cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. These estimates are based on information available as of the date of the financial statements and may involve subjective or significant judgment by the Company; therefore, actual results could differ from the Company’s estimates. Items subject to such estimates and assumptions include, but are not limited to, the:

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

No customer accounted for 10% or more of total revenue for the three months ended March 31, 2026 and 2025. As of March 31, 2026 and December 31, 2025, no customer represented 10% or more of accounts receivable.

Significant Accounting Policies

The Company's significant accounting policies are described in the 2025 Form 10-K. There have been no significant changes to these policies that have had a material impact on the Company’s condensed consolidated financial statements and related notes for the three months ended March 31, 2026.

Recently Adopted Accounting Pronouncements

In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-06, Intangibles-Goodwill and Other-Internal-use Software: Targeted Improvements to the Accounting for Internal-Use Software. The standard is intended to modernize the internal-use software guidance by eliminating accounting consideration of software project development stages and enhancing the guidance around the probable-to-complete threshold. The Company early adopted this standard on a prospective basis effective January 1, 2026. The adoption of the standard did not have a material impact on the Company's condensed consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect of adopting ASU 2024-03 on its financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments improve the consistency and usability of interim disclosure requirements, clarify the scope and applicability of Topic 270, and establish a disclosure principle requiring entities to disclose material events and changes occurring since the end of the most recent annual reporting period that have a material impact on the entity. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The amendments may be applied either prospectively or retrospectively, with early adoption permitted. The Company is currently evaluating the impact that adoption of ASU 2025-11 will have on its condensed consolidated financial statements and related disclosures.

In December 2025, the FASB also issued ASU 2025-12, Codification Improvements, which includes amendments intended to clarify, correct, and improve various topics within the FASB Accounting Standards Codification to enhance its usability and consistency. The amendments are effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with prospective application permitted. Early adoption is permitted. The Company is currently evaluating the impact that adoption of ASU 2025-12 will have on its condensed consolidated financial statements and related disclosures.

(2)
Revenue from Contracts with Customers

Deferred Revenue and Remaining Performance Obligations

The amount of revenue recognized in the three months ended March 31, 2026 that was included in deferred revenue as of December 31, 2025 was $60.6 million.

As of March 31, 2026 and December 31, 2025, unrecognized transaction price related to remaining performance obligations was $427.4 million and $417.7 million, respectively. The Company’s remaining performance obligations as of March 31, 2026 and December 31, 2025 are expected to be recognized as follows (in thousands):

	As of March 31, 2026	As of December 31, 2025
Less than or equal to 12 months	$279,729	$267,448
Greater than 12 months	147,718	150,271
Total remaining performance obligations	$427,447	$417,719

Disaggregation of Revenue

The following table shows the Company’s disaggregation of revenue by geographic areas, as determined based on the address of the Company's customers for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
United States	$56,689	$48,634
International	36,803	31,319
Total revenue	$93,492	$79,953

Deferred Commissions

Commissions paid upon the initial acquisition of a contract are deferred and then amortized on a straight-line basis over a period of benefit, determined to be five years. Commissions paid for subsequent renewals are amortized over the renewal term. The following table represents a roll forward of the Company’s deferred commissions for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Beginning balance	$53,515	$42,651
Additions to deferred commissions	6,598	4,612
Amortization of deferred commissions	(4,879)	(3,906)
Ending balance	55,234	43,357
Deferred commissions, current	19,106	15,412
Deferred commissions, non-current	36,128	27,945
Total deferred commissions	$55,234	$43,357

(3)
Balance Sheet Components

The following tables show the Company’s financial statement details as of March 31, 2026 and December 31, 2025.

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents, and restricted cash consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2026	2025
Cash and cash equivalents	$86,590	$81,119
Restricted cash, current	52	—
Restricted cash, non-current	850	850
Total cash, cash equivalents, and restricted cash	$87,492	$81,969

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2026	2025
Prepaid hosting	$8,237	$8,399
Other prepaid expenses and other assets	12,933	14,460
Total prepaid expense and other current assets	$21,170	$22,859

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2026	2025
Accrued hosting	$3,957	$3,289
Accrued commission and bonus	11,117	17,457
Accrued payroll and employee related taxes	4,637	3,542
2021 Employee Stock Purchase Plan withholding	2,606	1,284
Operating lease liabilities, current	3,551	2,686
Customer refunds and credits	1,597	1,421
Non-income tax liabilities	1,612	1,389
Accrued services	6,645	4,840
Other accrued liabilities	1,527	1,216
Total accrued expenses	$37,249	$37,124

(4)
Fair Value Measurements

The following table summarizes, for financial assets measured at fair value, the respective fair value and classification by level of input within the fair value hierarchy (in thousands):

	As of March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$20,085	$—	$—	$20,085
Level 2:
Available-for-sale securities
U.S. governmental and agency securities	126,764	190	(75)	126,879
Total	$146,849	$190	$(75)	$146,964

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$44,348	$—	$—	$44,348
Level 2:
Available-for-sale securities
U.S. governmental and agency securities	170,836	589	—	171,425
Total	$215,184	$589	$—	$215,773

(1)
Included in “Cash and cash equivalents” in the Company’s condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, in addition to cash of $66.5 million and $36.8 million, respectively.

The Company uses quoted prices in active markets for identical assets to determine the fair value of the Company's Level 1 investments. The fair value of the Company's Level 2 investments is determined using pricing based on quoted market prices or alternative market observable inputs.

The fair value of the Company's available-for-sale securities as of March 31, 2026, by remaining contractual maturities, was as follows (in thousands):

As of March 31, 2026
Due in one year or less	$95,335
Due in greater than one year	31,544
Total	$126,879

(5)
Acquisitions and Intangible Assets

Business Combination Completed in 2026

On January 14, 2026 (the "Acquisition Date"), the Company completed the acquisition of InfiniGrow Ltd. ("InfiniGrow"), a privately-held AI marketing analytics company, by acquiring all of its outstanding capital stock for total consideration of $0.2 million in cash. Prior to the acquisition, the Company had provided InfiniGrow with short-term financing through two bridge loan agreements executed in December 2025 and January 2026, with an aggregate outstanding balance (including accrued interest) of $0.4 million at the time of closing. Upon completion of the acquisition, the outstanding bridge loan balances were settled as a preexisting relationship. In connection with the acquisition, which was accounted for as a business combination, the Company recognized $2.0 million of developed technology intangible assets that will be amortized over an estimated useful life of three years. Additionally, the Company agreed to grant equity awards to key employees of InfiniGrow under its equity incentive plan, with an aggregate target value of $6.5 million to be recognized as compensation expense over the requisite service period.

InfiniGrow is an AI marketing analytics company that helps organizations measure, forecast, and optimize the impact of marketing on revenue. The acquisition reinforces the Company's focus on making analytics actionable and helping marketers move faster, make smarter decisions, and drive business outcomes from a single platform.

Intangible Assets Other Than Goodwill

Intangible assets, net consisted of the following (in thousands):

	As of March 31, 2026			As of December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$14,788	$(7,299)	$7,489	$12,798	$(6,838)	$5,959
Customer related	1,631	(1,271)	360	1,631	(1,214)	417
Trade name	90	(90)	—	90	(90)	—
Intangible assets, net	$16,509	$(8,660)	$7,849	$14,519	$(8,142)	$6,376

Amortization expense of intangible assets was $0.6 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, future amortization expense is expected to be as follows (in thousands):

Amount
Remainder of 2026	$1,878
2027	2,369
2028	2,099
2029	1,203
2030	300
Total	$7,849

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

The Company has reserved shares of its common stock as follows:

	As of March 31, 2026	As of December 31, 2025
2014 Stock Option and Grant Plan and 2021 Incentive Award Plan:
Equity plan stock options outstanding	9,478,629	9,855,901
RSUs outstanding	12,483,357	14,049,044
Shares available for future issuance	26,119,175	19,038,398
2021 Employee Stock Purchase Plan:
Shares available for future issuance	6,989,644	5,649,309
Total reserved shares	55,070,805	48,592,652

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

2021 Incentive Award Plan

In August 2021, the Company's board of directors adopted, and its stockholders approved, the 2021 Plan, which became effective in connection with the Direct Listing. The 2021 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSU awards, performance bonus awards, performance stock units, dividend equivalent awards and other forms of equity compensation (collectively, “equity awards”). As of March 31, 2026, a total of 26,119,175 shares of the Company's Class A common stock were available for future issuance under the 2021 Plan in addition to (i) any shares available for issuance under the 2014 Plan as of the effective date of the 2021 Plan, (ii) the number of shares represented by awards outstanding under the Company's 2014 Plan (“Prior Plan Awards”) that become available upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class A common stock underlying outstanding stock awards granted under the 2014 Plan, and (iii) an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (A) 5% of the shares of the Company's common stock outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the Company's board of directors; provided, however, that no more than 88,000,000 shares of stock may be issued upon the exercise of incentive stock options.

Stock Option Awards

Stock options granted under the 2014 Plan and the 2021 Plan (collectively, the “combined stock plans”) generally vest based on continued service over four years.

Option activity under the combined stock plans for the three months ended March 31, 2026 is set forth below:

			Weighted
		Weighted	average	Aggregate
	Outstanding	average	remaining	intrinsic
	stock	exercise	contractual	value (in
	options	price	life (years)	thousands)
Balance as of December 31, 2025	9,855,901	$4.63	4.31	$68,642
Granted	—	—
Exercised	(377,272)	$1.21
Cancelled/forfeited	—	—
Balance as of March 31, 2026 (1)	9,478,629	$4.78	4.16	$19,327
Exercisable as of March 31, 2026	9,298,629	$4.59	4.10	$20,734

(1)
As no forfeitures are estimated due to the Company’s adoption of ASU No. 2016-09, all options are vested or expected to vest. As of March 31, 2026, no options were outstanding that were subject to a future performance condition.

The aggregate intrinsic values of options are calculated as the difference between the exercise price of the options and the market price for shares of the Company’s Class A common stock as of each period-end. The total intrinsic value of options exercised for the three months ended March 31, 2026 and 2025 was $2.1 million and $3.9 million, respectively.

No stock options were granted in the three months ended March 31, 2026 and 2025. No tax benefits were realized from options during the periods.

As of March 31, 2026, total unrecognized stock-based compensation expense related to options outstanding under the combined stock plans was $1.4 million. This unrecognized expense as of March 31, 2026 is expected to be recognized over the weighted average remaining vesting period of 1.25 years. As of March 31, 2026, the Company had 229,500 shares of non-employee stock options outstanding under the combined stock plans.

The fair value of each option granted to employees under the 2021 Plan is estimated on the grant date using the Black-Scholes pricing model.

Restricted Stock Units

RSUs granted under the 2021 Plan generally vest based on continued service. During the three months ended March 31, 2026, and 2025, the Company recorded $19.9 million and $20.5 million in stock-based compensation related to RSUs, respectively.

The total fair value of RSUs vested during the three months ended March 31, 2026 and 2025 was $12.2 million and $21.7 million, respectively. As of March 31, 2026, total unrecognized stock-based compensation expense related to RSUs was $118.5 million. This unrecognized expense as of March 31, 2026 is expected to be recognized over the weighted average remaining vesting period of 1.77 years. As of March 31, 2026, the Company had 144,698 shares of non-employee RSUs outstanding under the combined stock plans.

RSU activity during the three months ended March 31, 2026 was as follows:

	Restricted stock units	Weighted- average grant date fair value per share
Balance as of December 31, 2025	14,049,044	$10.16
Granted	778,265	$7.56
Vested	(1,923,762)	$10.37
Cancelled/forfeited	(420,190)	$9.77
Balance as of March 31, 2026	12,483,357	$9.98

2021 Employee Stock Purchase Plan

In August 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective in connection with the Direct Listing. The ESPP authorizes the issuance of shares of Class

A common stock pursuant to purchase rights granted to employees. As of March 31, 2026, a total of 6,989,644 shares of the Company’s Class A common stock were available for future issuance under the ESPP, in addition to any annual automatic evergreen increases in the number of shares of Class A common stock reserved for future issuance under the ESPP. The ESPP offers employees the option to purchase shares through a series of consecutive 12-month offering periods on each May 15th and November 15th (with two six-month purchase periods during each offering period). The price at which Class A common stock is purchased under the ESPP is equal to the lower of (i) 85% of the closing trading price per share of the Company's Class A common stock on the first trading date of an offering period in which a participant is enrolled or (ii) 85% of the closing trading price per share on the purchase date, which will occur on the last trading day of each purchase period, or such other price designated by the administrator.

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

As of March 31, 2026, 1.7 million shares have been purchased under the ESPP. During the three months ended March 31, 2026 and 2025, the Company recognized $0.6 million and $0.3 million of stock-based compensation expense related to the ESPP in each period, respectively. As of March 31, 2026, total unrecognized compensation cost related to the ESPP was $0.8 million, which will be amortized over a weighted average period of 1.37 years.

Stock-based compensation expense, net of actual forfeitures, is reflected in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$1,210	$1,267
Research and development	6,409	7,506
Sales and marketing	8,388	7,819
General and administrative	3,955	4,005
Total stock-based compensation expense	$19,962	$20,597

Share Repurchase Program

On May 6, 2025, the Board approved a share repurchase program (the “Repurchase Program”), under which the Company is authorized to repurchase up to $50.0 million of the Company’s Class A common stock. On February 18, 2026, the Board approved an increase to the Repurchase Program, authorizing repurchases up to an additional $100.0 million of the Company's Class A common stock. Under the Repurchase Program, the Company may repurchase shares of the Company’s outstanding Class A common stock from time to time, in such amounts as management deems appropriate, through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 trading plans, or by any combination of such methods. The timing and amount of any repurchases pursuant to the Repurchase Program will be determined based on market conditions, share price and other factors. The Repurchase Program does not have an expiration date, does not require the Company to repurchase any specific number of shares of its Class A common stock, and may be modified, suspended or terminated at any time without notice.

During the three months ended March 31, 2026, the Company repurchased 2,755,364 shares of Class A common stock for an aggregate amount of $20.7 million, including broker commission fees. Shares repurchased by the Company are immediately retired and returned to the status of authorized and unissued. The cost paid to repurchase shares in excess of the par value is recorded to additional paid-in capital on the Company’s condensed consolidated balance sheet. As of March 31, 2026, a total of $105.3 million remains available for future repurchases under the Repurchase Program.

Other Share Repurchases

In 2025, the Company repurchased and retired 599,655 shares of its Class A common stock for an aggregate purchase price of $6.8 million. The repurchase was conducted through a privately negotiated transaction under the Company’s contractual right of first refusal granted in connection with a prior acquisition and was not part of the Company’s authorized Repurchase Program. No share repurchases were made during the three months ended March 31, 2026.

Shares repurchased by the Company are immediately retired and returned to the status of authorized and unissued. The cost paid to repurchase shares in excess of the par value is recorded to additional paid-in capital on the Company’s consolidated balance sheet.

(7)
Income Taxes

The Company had an effective tax rate of (4.9)% and (3.6)% for the three months ended March 31, 2026, and 2025, respectively. The Company continues to incur U.S. operating losses and has minimal profits in its foreign jurisdictions.

During the three months ended March 31, 2026 and 2025, the Company evaluated all available evidence, both positive and negative, including historical levels of income, along with expectations and risks associated with estimates of future taxable income, and determined that it is more likely than not that its net deferred tax assets will not be realized in the United States. Due to uncertainties surrounding the realization of the deferred tax assets, the Company continues to maintain a full valuation allowance against its net deferred tax assets within the United States.

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

(8)
Operating Leases

Supplemental cash flow information related to operating leases was as follows (in thousands):

Three Months Ended March 31,
2026
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,053
Cash paid for operating lease liabilities	$592

Future minimum lease payments under non-cancellable operating leases with initial lease terms in excess of one year included in the Company’s lease liabilities as of March 31, 2026 were as follows (in thousands):

Year ending December 31:
Remainder of 2026	$2,599
2027	4,624
2028	3,411
2029 and thereafter	493
Total undiscounted operating lease payments	$11,127
Less: imputed interest	(979)
Total operating lease liabilities	$10,148

(9)
Commitments and Contingencies

Legal Matters

On August 8, 2024, a putative privacy class action captioned Atkins v. Amplitude, Inc., Case No. 3:24-cv-04913 was filed in the United States District Court for the Northern District of California, naming the Company as a defendant. The lawsuit is purportedly brought on behalf of all individuals who downloaded and used an application on their mobile device that embedded the Company’s Software Development Kit (“SDK”) and did not publicly disclose the Company in the application’s notices or disclosures. The complaint asserts claims under the Federal Wiretap Act, California Wiretap Act, California Invasion of Privacy Act, and California Comprehensive Computer Data Access and Fraud Act. The complaint seeks statutory damages and other relief. The plaintiffs filed an amended complaint on November 15, 2024. The Company filed a motion to dismiss the amended complaint on January 7, 2025, and a motion to compel arbitration on April 8, 2025. On September 2, 2025, the court granted the Company's motion to compel arbitration and denied the Company's motion to dismiss as moot. On September 30, 2025, the plaintiffs filed a motion seeking to appeal the court's decision, which was denied by the court on March 25, 2026.

On September 18, 2024, an individual privacy action captioned Shah v. Amplitude, Inc., Case No. 2:24-cv-08155-MEMF-JPR was filed in the United States District Court for the Central District of California, naming the Company as a defendant. The lawsuit is brought by an individual who alleges to have used an application on his mobile device that embedded the SDK without explicitly identifying the Company in the application’s notices or disclosures. The complaint asserts claims under the Federal Wiretap Act, California Wiretap Act, California Invasion of Privacy Act, and California Comprehensive Computer Data Access and Fraud Act. The complaint seeks statutory damages and other relief. On December 3, 2024, the court stayed the case pending final resolution of Atkins v. Amplitude, Inc., Case No. 3:24-cv-04913 (N.D. Cal.).

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

(10)
Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Net loss attributable to Class A and Class B common stockholders	$(23,274)	$(22,231)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	133,303	129,696
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.17)	$(0.17)

The following potential shares of common stock were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	As of March 31,
	2026	2025
Equity plan stock options outstanding	9,479	10,955
RSUs outstanding	12,483	12,527
Restricted shares	—	301
Shares issuable pursuant to the ESPP	656	431
Total	22,618	24,214

(11) Subsequent Events

In April 2026, the Company issued RSUs representing 12,248,817 shares of its Class A common stock to its employees with service-based vesting conditions. The service-based vesting condition for these awards is satisfied over three years. The grant date fair value of the RSUs issued in April 2026 was approximately $82.4 million.

On May 1, 2026, the Company entered into an agreement with a third-party AI research company to obtain control of certain customer contract-related assets along with the associated trade name and a non-exclusive license to their technology, in exchange for the Company’s assumption of the performance obligation associated with the obtained customer contracts. The Company is currently evaluating the accounting treatment for the acquired assets and assumed liabilities, including determining their relative fair values.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes appearing in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Unless the context otherwise requires, all references in this report to “Amplitude,” the “Company,” “we,” “our,” “us,” or similar terms refer to Amplitude, Inc. and its subsidiaries.

Overview

Amplitude is the leading AI Analytics Platform that helps businesses understand how people are using their products so they can build amazing digital experiences that increase acquisition, monetization and retention and drive revenue growth. We work with more than 4,900 paying customers of various sizes and stages of digital maturity, across many industries, including the teams behind some of the most beloved digital products in the world. We have experienced steady growth in recent years, with approximately 818 employees in ten global offices.

At the core of our AI Analytics Platform is our Behavioral Graph, a proprietary, purpose-built behavioral database that is the largest of its kind. Our Behavioral Graph instantly finds patterns, makes recommendations, and connects customer actions along their journeys to the right business outcomes, like engagement, growth, and loyalty. We have also re-architected Amplitude to be AI-led from the ground up. This transformation integrates AI across our platform to deliver intelligent insights, automate complex workflows, and enable adaptive experiences for our customers. With built-in AI agents and infrastructure—not bolted-on features—Amplitude helps teams reduce guesswork and drive durable business growth. Consistently ranked #1 in multiple categories by G2, Amplitude offers a comprehensive and easy-to-use platform, which includes Product and Marketing Analytics, Session Replay, Feature and Web Experimentation, Activation, Guides and Surveys, AI Agents, Amplitude Model Context Protocol ("MCP"), AI Visibility, AI Feedback, Automated Insights, Global Agent and Specialized Agent.

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

Historically, we have been successful at efficiently growing our customer base and number of customers who have entered into and grown into larger subscriptions with us as evidenced by the growth of our number of paying customers and number of customers that represent greater than $100,000 in annual recurring revenue (“ARR”). As of March 31, 2026 and 2025, we had 727 and 617 customers, respectively, that each represented greater than $100,000 in ARR, representing an 18% increase year-over-year. We believe our relationship with some of the world’s most beloved product-led companies has resulted in increased brand credibility and access to many attractive growth opportunities. As of March 31, 2026 and 2025, our dollar-based net retention rate for the trailing 12 months ("TTM") was 105% and 98%, respectively, for paying customers. Additionally, our ending dollar-based net retention rate for paying customers as of March 31, 2026 and 2025, was 106% and 101%, respectively.

Investments in Platform

We believe that our customers will demand additional features and capabilities beyond our current platform offerings to assist them in optimizing their digital products. We have a history of, and will continue to invest significantly in, developing and delivering innovative products, features, and functionality targeted at our core customer base. In addition, we may choose to add new products and offerings or enhance our platform capabilities through acquisitions. In recent years, we have acquired companies to improve and expand our platform capabilities. In October 2024, we acquired CommandAI to provide intuitive AI-powered user assistance to make complex software easier to adopt and navigate. In June 2025, we completed an asset acquisition of Inari to accelerate our AI roadmap, leveraging their team’s deep expertise in applied AI. In July 2025, we completed a talent acquisition of June.io, a startup focused on empowering early‑stage product teams, to contribute to our next generation of AI-driven analytics experiences. In July 2025, we completed the acquisition of Kraftful, integrating Kraftful's Voice of Customer Technology to unite quantitative user behavioral data and qualitative user feedback into Amplitude. In January 2026, we completed the acquisition of InfiniGrow Ltd., an AI marketing analytics company that helps organizations measure, forecast, and optimize the impact of marketing on revenue. The acquisition reinforces the Company’s focus on making analytics actionable and helping marketers move faster, make smarter decisions, and drive business outcomes from a single platform. Going forward, we may pursue both strategic partnerships and acquisitions that we believe will be complementary to our business, accelerate customer acquisition, increase usage of our platform, and/or expand our platform offerings in our core markets.

Investing for Growth

Our investment for growth encompasses multiple critical areas, including product expansion, our sales force, sales support, partner ecosystem, and our international presence. We continue to evolve our technology and platform to ensure that we are best serving our customers’ needs. For example, in February 2025, following our acquisition of CommandAI, we rolled out Guides and Surveys to help organizations improve onboarding and user engagement. In May 2025, we rolled out a suite of new marketing capabilities that give visibility into the entire customer journey, enabling marketers to increase conversion, improve ROI, and target audiences more precisely. In June 2025, we introduced Amplitude AI Agents, which turned Amplitude into a team of specialized experts that works 24/7 to analyze user behavior, run experiments, and optimize digital experiences. In October 2025, we launched Amplitude MCP server that enables teams to analyze product data, experiments, and user behavior using conversational AI. In October 2025, we launched AI Visibility, a new capability that gives marketers unprecedented insight into how their brand shows up in AI search results, accompanied by recommendations on how to improve it based on a company’s actual data. In November 2025, we launched AI Feedback, a customer feedback engine with a proprietary LLM process that automatically turns raw input into prioritized, actionable insights. In December 2025, we launched Amplitude's Automated Insights that can replicate an expert's standard analysis process in a fraction of the time. In January 2026, we launched Global Agent, a fully automated AI Analyst. Global Agent is designed to do anything a human can do in Amplitude, from creating a cohort to deploying a guide in a few minutes. In the same month, we also launched Specialized Agents, including dashboard monitoring agent, feedback agent, website conversion agent, and session replay agent.

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

We will continue to make strategic investments in our sales efforts to pursue attractive growth opportunities and ensure customer success, particularly with larger enterprises where we have experienced significant traction to date. We also plan to invest in our channel partners, such as independent software vendors and resellers, to extend our reach faster than we could do on our own. As we continue to invest in our sales efforts, we expect our sales and marketing expenses to increase in dollar amount over time. Over the longer term, we believe these expenses as a percentage of revenue will decrease, though these expenses as a percentage of revenue could increase in the short term.

Finally, we see opportunities to expand offices and headcount internationally to better serve targeted international markets where we believe we have a significant opportunity to accelerate existing traction and success. For the three months ended March 31, 2026, 39% of our revenue was generated outside the United States. As we seek to expand our business globally, we may be adversely affected by global economic and political instability. For example, as a result of the Russia-Ukraine War and related sanctions, we have terminated certain relationships with customers in Russia. Some of the businesses of our customers in the impacted regions have also experienced disruptions that have affected their ability to pay for our services. See “Risk Factors–Risks Related to Our Business and Industry–Our operations are international in scope, and we plan further geographical expansion, creating a variety of operational challenges.”

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

	As of March 31,
	2026	2025	YoY Growth
	(in thousands, except percentages)
Annual Recurring Revenue (ARR)	$374	$320	17%
Dollar-Based Net Retention Rate (TTM)	105%	98%
Paying Customers with ARR of $100,000 or greater	727	617	18%

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

	Three Months Ended March 31,
	2026	2025
	(in thousands, except percentages)
Gross Profit	$68,283	$59,749
Non-GAAP Gross Profit	$69,950	$61,198

Gross Margin	73%	75%
Non-GAAP Gross Margin	75%	77%

Loss from Operations	$(24,140)	$(24,198)
Non-GAAP Income (Loss) from Operations	$(3,123)	$(2,117)

Loss from Operations Margin	(26)%	(30)%
Non-GAAP Income (Loss) from Operations Margin	(3)%	(3)%

Net Cash Provided by (Used in) Operating Activities	$(11,609)	$(8,022)
Free Cash Flow	$(13,178)	$(9,226)

Net Cash Provided by (Used in) Operating Activities Margin	(12)%	(10)%
Free Cash Flow Margin	(14)%	(12)%

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

The following tables reconcile the most directly comparable U.S. GAAP financial measure to each of these non-GAAP financial measures.

Non-GAAP Gross Profit and Gross Margin

	Three Months Ended March 31,
	2026	2025
	(in thousands, except percentages)
Gross profit	$68,283	$59,749
Add:
Stock-based compensation expense(1)	1,210	1,267
Acquired intangible assets amortization	457	182
Non-GAAP Gross Profit	$69,950	$61,198
Non-GAAP Gross Margin	75%	77%

(1)
Stock-based compensation expense-related charges include employer payroll tax-related expenses on employee stock transactions.

Non-GAAP Income (Loss) From Operations and Income (Loss) From Operations Margin

	Three Months Ended March 31,
	2026	2025
	(in thousands, except percentages)
Loss from operations	$(24,140)	$(24,198)
Add:
Stock-based compensation expense(1)	20,499	21,777
Acquired intangible assets amortization	518	304
Non-GAAP Income (Loss) from Operations	$(3,123)	$(2,117)
Non-GAAP Income (Loss) from Operations Margin	(3)%	(3)%

(1)
Stock-based compensation expense-related charges include employer payroll tax-related expenses on employee stock transactions.

Free Cash Flow and Free Cash Flow Margin

	Three Months Ended March 31,
	2026	2025
	(in thousands, except percentages)
Net cash provided by (used in) investing activities	$42,139	$(26,389)
Net cash provided by (used in) financing activities	$(25,007)	$(6,090)
Net cash provided by (used in) operating activities	$(11,609)	$(8,022)
Less:
Purchase of property and equipment	(435)	(439)
Capitalization of internal-use software costs	(1,134)	(765)
Free Cash Flow	$(13,178)	$(9,226)
Free Cash Flow Margin	(14)%	(12)%

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

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Revenue	$93,492	$79,953
Cost of revenue(1)	25,209	20,204
Gross profit	68,283	59,749
Operating expenses:
Research and development(1)	25,321	23,533
Sales and marketing(1)	50,803	44,146
General and administrative(1)	16,299	16,268
Total operating expenses	92,423	83,947
Loss from operations	(24,140)	(24,198)
Other income (expense), net	1,956	2,745
Loss before provision for (benefit from) income taxes	(22,184)	(21,453)
Provision for (benefit from) income taxes	1,090	778
Net loss	$(23,274)	$(22,231)

(1)
Amounts include stock-based compensation expense as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cost of revenue	$1,210	$1,267
Research and development	6,409	7,506
Sales and marketing	8,388	7,819
General and administrative	3,955	4,005
Total stock-based compensation expense	$19,962	$20,597

The following table sets forth the components of our condensed consolidated statements of operations and comprehensive loss data, for each of the periods presented, as a percentage of revenue.

	Three Months Ended March 31,
	2026	2025
Revenue	100%	100%
Cost of revenue	27%	25%
Gross margin	73%	75%
Operating expenses:
Research and development	27%	29%
Sales and marketing	54%	55%
General and administrative	17%	20%
Total operating expenses	98%	105%
Loss from operations	(26)%	(30)%
Other income (expense), net	2%	3%
Loss before provision for (benefit from) income taxes	(24)%	(27)%
Provision for (benefit from) income taxes	1%	1%
Net loss	(25)%	(28)%

Note: Certain figures may not sum due to rounding

Comparison of Three Months Ended March 31, 2026 to Three Months Ended March 31, 2025

Revenue

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Revenue	$93,492	$79,953	$13,539	17%

Revenue increased $13.5 million, or 17%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily driven by growth in our paying customer base, partially offset by partial and full churn among existing customers which was lower than our expansion of existing customers as reflected by our NRR (TTM) of 105% as of March 31, 2026.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$25,209	$20,204	$5,005	25%
Gross margin	73%	75%

Cost of revenue increased $5.0 million, or 25%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily driven by a $2.2 million increase in third-party hosting costs as we increased capacity to support paying customer usage and growth of our paying customer base, a $2.1 million increase in personnel and subcontractor-related expenses, including higher allocated overhead costs, and a $0.7 million increase in amortization of capitalized internal-use software development costs.

Operating Expenses

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Research and development	$25,321	$23,533	$1,788	8%
Sales and marketing	50,803	44,146	6,657	15%
General and administrative	16,299	16,268	31	0%
Total operating expenses	$92,423	$83,947	$8,476	10%

Research and Development

Research and development expenses increased $1.8 million, or 8%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily driven by a $2.8 million increase in personnel-related expenses and a $0.3 million increase in subscription software expenses, offset by a $1.3 million decrease in stock-based compensation expenses and related payroll taxes and a $0.4 million decrease in capitalized personnel costs associated with internally developed software projects.

Sales and Marketing

Sales and marketing expenses increased $6.7 million, or 15%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily driven by a $4.2 million increase in personnel-related expenses, a $0.7 million increase in travel and entertainment expenses, a $0.6 million increase in sales event expenses, a $0.5 million increase in variable compensation, and a $0.3 million increase in stock-based compensation expenses and related payroll taxes.

General and Administrative

General and administrative expenses remained flat during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Other Income (Expense), Net

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Other income (expense), net	$1,956	$2,745	$(789)	(29)%

Other income (expense), net decreased $0.8 million, or (29)%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily due to a $0.9 million lower interest income driven by a lower combined yield on investments and cash equivalents in the three months ended March 31, 2026.

Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$1,090	$778	$312	40%

Provision for (benefit from) income taxes increased $0.3 million, or 40%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to increased foreign taxes during the three months ended March 31, 2026.

Liquidity and Capital Resources

Since inception, we have financed operations primarily through the net proceeds we have received from the sales of our preferred stock and common stock as well as cash generated from the sale of subscriptions to our platform. We have generated losses from our operations as reflected in our accumulated deficit of $569.7 million as of March 31, 2026. We generated negative cash flows from operating activities for the three months ended March 31, 2026; however, we have generated positive cash flows from operating activities during the years ended December 31, 2025 and 2024. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support our platform, including growth in our customer base and customer usage, increased research and development expenses to support the growth of our business and related infrastructure, and increased general and administrative expenses to support being a publicly-traded company.

As of March 31, 2026, our principal sources of liquidity were cash and cash equivalents of $86.6 million and restricted cash of $0.9 million. We also had $126.9 million in marketable securities that provide additional capital resources. Additionally, a substantial source of our cash provided by operating activities is our deferred revenue, which is included on our condensed consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the term of the subscription agreement. As of March 31, 2026, we had $133.4 million of deferred revenue, all of which was recorded as a current liability. This deferred revenue will be recognized as revenue when or as the related performance obligations are met.

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

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash provided by (used in) operating activities	$(11,609)	$(8,022)
Net cash provided by (used in) investing activities	$42,139	$(26,389)
Net cash provided by (used in) financing activities	$(25,007)	$(6,090)

Operating Activities

Our largest source of operating cash is cash collection from sales of subscriptions to our paying customers. Our primary uses of cash from operating activities are for personnel and related expenses, marketing expenses, and third-party hosting-related and software expenses. For the years ended December 31, 2025 and 2024, we have generated positive cash flow from operating activities; however, for the current period, we generated negative cash flows from operating activities and have supplemented working capital requirements through net proceeds from the maturities and sales of marketable securities.

Net cash used in operating activities of $11.6 million for the three months ended March 31, 2026 reflects our net loss of $23.3 million, adjusted by non-cash items such as $20.0 million stock-based compensation expense, $2.8 million depreciation and amortization, $1.1 million non-cash operating lease costs, and $0.7 million other non-cash adjustments, as well as net cash used in changes in our operating assets and liabilities of $12.9 million. The net cash used in changes in operating assets and liabilities primarily consisted of $6.4 million net decrease in cash from changes in accounts receivable and deferred revenue driven by the timing of billings and collections, $5.2 million net decrease in accrued expenses and accounts payable due to timing of payments made, $1.7 million decrease in deferred commissions, and $0.6 million decrease in operating lease liabilities. These changes were primarily offset by $1.2 million decrease in prepaid expenses and other current assets.

Net cash used in operating activities of $8.0 million for the three months ended March 31, 2025 reflects our net loss of $22.2 million, adjusted by non-cash items such as $20.6 million stock-based compensation expense, $2.3 million depreciation and amortization, and $1.1 million non-cash operating lease costs as well as net cash used in changes in our operating assets and liabilities of $10.1 million. The net cash used in changes in operating assets and liabilities primarily consisted of a $15.4 million increase in accounts receivable due to timing of billings and collections partially offset by a $7.3 million increase in deferred revenue corresponding with our increased sales.

Investing Activities

Net cash provided by investing activities of $42.1 million for the three months ended March 31, 2026 consisted of $26.0 million of cash received from the maturities of marketable securities and $22.1 million of sales of marketable securities. These increases were partially offset by $4.2 million of purchases of marketable securities, $1.1 million of capitalized internal-use software development costs, $0.4 million in purchases of property and equipment, and $0.2 million of bridge loan issuances.

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

Financing Activities

Net cash used in financing activities of $25.0 million for the three months ended March 31, 2026 consisted of $4.7 million in net tax remittance on equity awards related to the vesting of RSU awards under a withhold-to-cover method and $20.7 million in repurchases of common stock. These decreases were partially offset by $0.5 million in proceeds from the exercise of stock options.

Net cash used in financing activities of $6.1 million for the three months ended March 31, 2025 consisted of $7.6 million in net tax remittance on equity awards related to the vesting of RSU awards under a withhold-to-cover method, partially offset by $1.5 million in proceeds from the exercise of stock options.

Remaining Performance Obligations

Remaining performance obligations (“RPO”) as of March 31, 2026 and 2025, including the expected timing of recognition is as follows:

	As of March 31,
	2026	2025	% Change
	(in thousands, except percentages)
Less than or equal to 12 months	$279,729	$233,801	20%
Greater than 12 months	147,718	92,068	60%
Total remaining performance obligations	$427,447	$325,869	31%

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

Contractual Obligations and Commitments

In April 2025, the Company entered into a new private pricing addendum with Amazon Web Services (“AWS”) for cloud computing infrastructure, which replaced the Company's prior agreement with AWS and terminated the remaining commitments under the prior agreement. Under the terms of the agreement, the Company has a minimum purchase commitment of $326.3 million in AWS services through March 2031. As of March 31, 2026, the Company had utilized $53.1 million of this commitment.

During the three months ended March 31, 2026, there were no additional material changes in our contractual obligations and other commitments outside of those disclosed in the 2025 Form 10-K, other than an increase in our lease commitments. See Note 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our commitments and contingencies.

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

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. There have been no changes to our critical accounting policies and estimates during the three months ended March 31, 2026 as compared to those disclosed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2025 Form 10-K.

Recent Accounting Pronouncements

See Note 1 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds and U.S. government securities. As of March 31, 2026, we had cash and cash equivalents of $86.6 million and marketable securities of $126.9 million. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income on cash and cash equivalents. However, an immediate 10% increase or decrease in interest rates would not have a material effect on the fair value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Our revenue was $343.2 million for the fiscal year ended December 31, 2025 and $93.5 million and $80.0 million for the three months ended March 31, 2026 and 2025, respectively. However, you should not rely on our historical revenue growth as an indication of our future performance.

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

We have experienced net losses in each period since inception. We generated net losses of $88.5 million for the fiscal year ended December 31, 2025 and $23.3 million and $22.2 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $569.7 million. We expect our costs and expenses to increase in future periods. In particular, we intend to continue to invest significant resources in:

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

Any of these and other factors, or the cumulative effect of some of these factors, may cause our results of operations to vary significantly. To the extent our results of operations fall below the expectations of investors and securities analysts who follow our stock, the trading price of our Class A common stock could decline substantially, and we could face costly lawsuits, including securities class action litigation. For example, we previously defended against a securities class action lawsuit and a shareholder derivative lawsuit, which were filed in the United States District Court for the Northern District of California. We are also currently defending against two privacy class actions and previously defended against a third privacy action. See “Legal Matters” in Note 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the privacy actions. We have incurred and will continue to incur significant legal costs in connection with the defense of these lawsuits and management will be required to devote significant time in managing the defense of the actions.

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

Our competitors vary in size and in the breadth and scope of the products and services they offer. Further, other established SaaS providers not currently focused on AI analytics may expand their services to compete with us. Many of our current and potential competitors have established marketing relationships, access to larger customer bases, pre-existing customer relationships, and major distribution agreements with consultants, system integrators, and resellers. Certain of our competitors have partnered with, or have acquired, and may in the future partner with or acquire, other competitors to offer services, leveraging their collective competitive positions, which makes, or would make, it more difficult to compete with them. For all of these reasons, we may not be able to compete successfully against our current and future competitors, which would harm our business. For more information about the competitive landscape in which we operate, see “Part I, Item 1. Business—Competition” in our 2025 Form 10-K.

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

With respect to our products or services that incorporate AI Technologies, the market for such products and services is rapidly evolving and important assumptions about the characteristics of targeted markets, pricing, sales cycles, cost, performance, and perceived value associated with our products or services may be inaccurate. We cannot be sure that the market will continue to grow or that it will grow in ways we anticipate. In addition, market acceptance of products and services that incorporate AI Technologies is uncertain. Our failure to successfully develop and commercialize our products or services involving AI Technologies could depress the market price of our stock and impair our ability to: raise capital; expand our business; provide, improve and diversify our product offerings; continue our operations and efficiently manage our operating expenses; and respond effectively to competitive developments.

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

Additionally, any output data created using AI Technologies, including LLMs, may not be subject to copyright protection which may adversely affect our intellectual property rights in, or ability to commercialize or use, the output data. In the United States, a number of civil lawsuits have been initiated related to the foregoing and other concerns, the outcome of any one of which may, among other things, require us to limit the ways in which we use AI Technologies in our business. While AI-related lawsuits to date have generally focused on the AI service providers themselves, our use of any output produced by AI Technologies may expose us to claims, increasing our risks of liability. For example, the output data produced by certain AI Technologies may include information subject to certain privacy laws or constitute an unauthorized derivative work of the copyrighted material used in training the underlying AI Technologies, any of which could also create a risk of liability for us, or adversely affect our customers and our business or operations.

In addition to our proprietary AI Technologies, we use AI Technologies licensed from third parties in our products and services and our ability to continue to use such technologies at the scale we need may be dependent on access to specific third-party technology. We cannot control the availability or pricing of such third-party AI Technologies, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers. If any such third-party AI Technologies become incompatible with our solutions or unavailable for use, or if the providers of such models unfavorably change the terms on which their AI Technologies are offered or terminate their relationship with us, our solutions may become less appealing to our customers and our business could be harmed. In addition, to the extent any third-party AI Technologies are used as a hosted service, any disruption, outage, or loss of information through such hosted services could disrupt our operations or solutions, damage our reputation, cause a loss of confidence in our solutions, or result in legal claims or proceedings, for which we may be unable to recover damages from the affected provider.

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

We and certain third-party vendors of ours collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information, and personal information (collectively, “Confidential Information”) of customers and our employees and contractors. Our platform also stores, transmits, and processes our customers’ proprietary data, including personal or identifying information of their customers or employees. We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity, and availability of our information technology systems and Confidential Information. Unauthorized disclosure of, access to, or security breaches of our platform or our information technology systems could result in the loss of Confidential Information, loss of business, severe reputational damage adversely affecting customer or investor confidence, damage to our brand, diversion of management’s attention, regulatory investigations, and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, and other liabilities. We have incurred, and expect to continue to incur, significant expenses to prevent security breaches, including deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants. Even though we do not control the security measures of third parties who may have access to our Confidential Information or our platform, we may be responsible for any breach of such measures or suffer reputational harm even where we do not have recourse to the third-party that caused the breach. In addition, any failure by our vendors to comply with applicable law or regulations could result in proceedings against us by governmental entities or others.

There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with, or effective in protecting our systems and information and despite the implementation of security measures, our information technology systems, as well as those of third parties with which we have relationships, are not fully secure from, and may be vulnerable to a range of cybersecurity risks and threats, including cyberattacks, denial and degradation-of-service attacks, ransomware attacks, business email compromises, computer malware, malicious code, misconfigurations, "bugs," viruses, and social engineering (including phishing) which are prevalent in our industry and our customers’ industries. In addition, we, as well as those third parties with which we have relationships, may experience attacks, unavailable systems, unauthorized access to systems or data, or disclosure due to natural disasters, terrorism, war, telecommunication and electrical failures, hacking, employee theft or misuse, human error, fraud, denial and degradation-of-service attacks, sophisticated nation-state and nation-state-supported actors, and advanced persistent threat intrusions. Electronic security attacks designed to gain access to personal, sensitive, or confidential data are increasing in number, constantly evolving, and such attacks continue to grow in sophistication. The techniques and tools – including artificial intelligence – may be used to sabotage, or to obtain unauthorized access to, our platform, information technology systems, networks, or physical facilities in which Confidential Information is stored or through which Confidential Information is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. As a result of our continued hybrid work environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our and our service providers’ employees who are, and may continue, working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. We have previously been, and may in the future become, the target of cyberattacks by third parties seeking unauthorized access to our Confidential Information or to disrupt our operations or ability to provide our services.

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

Further, we have contractual and legal obligations to notify relevant stakeholders of security breaches. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security incidents or data breaches involving certain types of data. For example, we are subject to an increasing number of reporting obligations in respect of material cybersecurity incidents. These reporting requirements have been proposed or implemented by a number of regulators in different jurisdictions, may vary in their scope and application, and could contain conflicting requirements. Certain of these rules and regulations may require us to report a cybersecurity incident before we have been able to fully assess its impact or remediate the underlying issue. Efforts to comply with such reporting requirements could divert management’s attention from our incident response and could potentially reveal system vulnerabilities to threat actors. Failure to timely report incidents under these rules could also result in monetary fines, sanctions, or subject us to other forms of liability. In addition, our agreements with certain customers may require us to notify them in the event of a security incident or data breach. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures, and require us to expend significant capital and other resources to respond to, or alleviate problems caused by, the actual or perceived security incident or data breach and otherwise comply with the multitude of foreign, federal, state, and local laws and regulations relating to the unauthorized access to, or use or disclosure of, personal information. Additionally, as a result of a breach or other security incident, we could be subject to demands, claims, and litigation by private parties (including class actions) and investigations, related actions, and penalties by regulatory authorities. Further, if we fail to detect or remediate a security breach in a timely manner, or a breach otherwise affects a large amount of Confidential Information, or if we suffer a cyberattack that impacts our ability to operate our platform, we may suffer damage to our reputation and our brand, and our business, financial condition, and results of operations may be materially adversely affected. Further, although we maintain insurance coverage, our insurance coverage may not be adequate for data security breaches, indemnification obligations, or other liabilities. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim. Our risks are likely to increase as we continue to expand our platform, grow our customer base, and process, store, and transmit increasingly large amounts of Confidential Information.

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

For the year ended December 31, 2025 and the three months ended March 31, 2026 and 2025, 39%, 39%, and 39% of our revenue was generated outside the United States, respectively. A component of our growth strategy involves the further expansion of our operations and customer base internationally, which will require significant dedication of management attention and financial resources. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. Our sales organization outside the United States is substantially smaller than our sales organization in the United States, and to date, only a very small portion of our sales has been driven by resellers or other channel partners. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity and limited channel partners, we may be unable to effectively grow in international markets.

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

We are continuing to monitor the situation in Ukraine and assessing its impact on our business, including our business partners and customers. Such circumstances, combined with sanctions, have resulted in disruptions to our customers' businesses in the impacted regions, including, at times, their ability to pay for our services.

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

Although we have released our Amplitude Session Replay, Feature Experimentation, Web Experimentation, Audience Activation, Guides and Surveys, AI Agents, Amplitude MCP, AI Visibility, AI Feedback and Automated Insights products, we currently derive, and expect to continue for some time to derive, a significant portion of our revenue from our Amplitude Analytics product. As such, the continued growth in demand for, and market acceptance, of Amplitude Analytics is critical to our success. Demand for Amplitude Analytics and our other products and platform functionality is affected by a number of factors, many of which are beyond our control, such as continued market acceptance of our products by customers for existing and new use cases, the timing of development and release of new products, features, and functionality that are lower-cost alternatives introduced by us or our competitors, technological changes, and developments within the markets we serve, and growth or contraction in our addressable markets. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our products, particularly our Amplitude Analytics product, our business, financial condition, and results of operations could be materially adversely affected.

We invest significantly in research and development, and to the extent our research and development investments do not translate into new products or material enhancements to our current products, or if we do not use those investments efficiently, our business, financial condition, and results of operations would be materially adversely affected.

For the year ended December 31, 2025 and the three months ended March 31, 2026 and 2025, our research and development expenses were 28%, 27%, and 29% of our revenue, respectively. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our business may be harmed. Moreover, research and development projects can be technically challenging and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling products and generate revenue, if any, from such investment. Additionally, anticipated customer demand for a product or service we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such product or service. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of products that are competitive in our current or future markets, our business, financial condition, and results of operations would be materially adversely affected.

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

Intellectual property litigation is typically complex, time consuming, and expensive to resolve and would divert the resources, time, and attention of our management and technical personnel, which might seriously harm our business, financial condition, and results of operations. We may be required to settle such litigation on terms that are unfavorable to us. For example, a settlement may require us to obtain a license to continue practices found to be in violation of a third-party’s rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such practices may not be available to us at all. As a result, we may also be required to develop alternative, non-infringing technology or practices or discontinue the practices. The development of alternative non-infringing technology or practices would require significant effort and expense. Similarly, if any litigation to which we may be a party fails to settle and we go to trial, we may be subject to an unfavorable judgment which may not be reversible upon appeal.

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

Our activities must be conducted in compliance with U.S. export controls, including the U.S. Department of Commerce’s Export Administration Regulations and economic and trade sanctions regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”). These regulations may limit the export of our products and provision of our services outside of the United States, or may require export authorizations, including by license, a license exception, or other appropriate government authorizations, including annual or semi-annual reporting and the filing of an encryption registration. Export control and economic sanctions laws may also include prohibitions on the sale or supply of certain of our products to embargoed or sanctioned countries, regions, governments, persons, and entities. In addition, various countries regulate the importation of certain products, through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products. The exportation, re-exportation, and importation of our products and the provision of services, including by our partners, must comply with these laws or else we may be adversely affected, through reputational harm, government investigations, penalties, and a denial or curtailment of our ability to export our products or provide services. Complying with export control and sanctions laws may be time consuming and may result in the delay or loss of sales opportunities. Although we have controls designed to prevent our services from being used in violation of such laws, we are aware of a limited number of past occasions in which persons from U.S. sanctioned countries or regions appear to have accessed our platform. We have taken measures designed to prevent such situations from reoccurring, but there can be no guarantee that such measures will be successful in every case. If we are found to be in violation of U.S. sanctions or export control laws, it could result in substantial fines and penalties for us and for individuals working for us. Changes in export or import laws, or corresponding sanctions, may delay the introduction and sale of our services in international markets, or, in some cases, prevent the export or import of our services to certain countries, regions, governments, persons, or entities altogether, which could materially adversely affect our business, financial condition, and results of operations.

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

In Europe, on August 1, 2024, the EU Artificial Intelligence Act (the “EU AI Act”) entered into force, and establishes a comprehensive, risk-based governance framework for AI in the EU market. The majority of the substantive requirements will apply from August 2, 2026. The EU AI Act applies to companies that develop, use, and/or provide AI in the EU and—depending on the AI use case—includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and fines for breach of up to 7% of worldwide annual turnover. In addition, the revised EU Product Liability Directive came into force in December 2024, to be implemented into EU member state national law by December 2026. This Directive extends the EU’s existing strict product liability regime to AI Technologies and AI-enabled products, and facilitates civil claims in respect of harm caused by AI. Once fully applicable, the EU AI Act and the Liability Directives will have a material impact on the way AI is regulated in the EU. Global "digital" regulations continue to develop and evolve, including the EU GDPR, ePrivacy Directive and the Data Act (the "Data Act"). Further, in Europe we are subject to the EU GDPR, which regulates our use of personal data for automated decision making that results in a legal or similarly significant effect on an individual, and provides rights to individuals in respect of that automated decision making. Recent case law from the Court of Justice of the European Union (“CJEU”) has taken an expansive view of the scope of the EU GDPR’s requirements around automated decision making and introduced uncertainty in the interpretation of these rules. Specifically, the CJEU has expanded the scope for automated decision making under the EU GDPR by finding that automated decision making activities can fall within the EU GDPR’s restrictions on those activities even if the required legal or similarly significant effect for the individual is carried out by a third-party. The EU AI Act, and developing interpretation and application of the EU GDPR in respect of automated decision making, together with developing guidance and/or decisions in this area, may affect our use of AI Technologies and our ability to provide, improve or commercialize our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition. Further, the Data Act came into force on September 12, 2025. The Data Act may apply to our provision of data processing services in the EU and introduces a general requirement to remove pre-commercial, commercial, technical, contractual and other barriers that inhibit our customers from terminating contracts, porting data or unbundling services. We are monitoring developments in this area. The changes introduced by the Data Act may impact the duration of customer relationships and result in additional compliance and operational costs, which may affect our business. If any of our data processing activities are found to violate the requirements imposed by this law, we may incur substantial fines, have to change our business practices, and face reputational harm, any of which could have an adverse effect on our business.

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
•
bans on imports of Russian oil, liquefied natural gas, and coal to the United States and on “new investment” in Russia’s energy sector (often with similar bans being enacted in the United Kingdom and the European Union);
•
bans on imports of Russian fish, seafood, and preparations thereof, alcoholic beverages, non-industrial diamonds, and gold to the United States;
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

We believe we do not currently have contracts directly with the entities or businesses on a sanctions-related list of designated persons maintained by OFAC, the U.S. Department of State, the United Nations Security Council, the European Union, any Member States of the European Union, or the United Kingdom, and we currently do not have facilities or employees in Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, or the so-called Luhansk People’s Republic. We continue to review and monitor our contractual relationships with suppliers and customers to establish whether any are implicated by applicable sanctions. However, given the range of possible outcomes, the full costs, burdens, and limitations on our and our customers’ and business partners’ businesses are currently unknown and may become significant. As a result, based on the extent and breadth of sanctions, export controls, and other measures that may be imposed and related effects in connection with the war in Ukraine, it is possible that our business, financial condition, and results of operations could be materially adversely affected.

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

Although we work to comply with applicable laws, regulations, and standards, our contractual obligations, and other legal obligations, these requirements are evolving and may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional costs and liability to us and damage to our reputation, and could adversely affect our business and results of operations. In addition, if our practices are not consistent, or viewed as not consistent, with legal and regulatory requirements, including changes in laws, regulations, and standards or new interpretations or applications of existing laws, regulations, and standards, we may also become subject to audits, inquiries, litigation (including class actions), whistleblower complaints, adverse media coverage, investigations, or criminal or civil sanctions, all of which may harm our business, financial condition, and results of operations.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards (“NOLs”) to offset its post-change income or taxes may be limited. We have completed a Section 382 study through December 31, 2025 and have determined that none of our NOLs generated through December 31, 2025 will expire solely due to Section 382 limitations caused by ownership changes prior to December 31, 2025. However, we may have experienced ownership changes after December 31, 2025, and may experience ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. Such a change or changes could limit the amount of NOLs that we can utilize annually to offset future taxable income. Other limitations, such as those under the Tax Cuts and Jobs Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which limit the deductibility of federal NOLs in taxable years beginning after December 31, 2020, to 80% of taxable income, and subsequent changes to the U.S. tax rules in respect of the utilization of NOLs may further affect our ability to use our NOLs in future years. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” within our 2025 Form 10-K, and within this Quarterly Report on Form 10-Q. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve those related to revenue recognition, deferred commissions, valuation of our stock-based compensation awards, including the determination of the fair value of our common stock, valuation of goodwill and intangible assets, accounting for income taxes, and useful lives of long-lived assets, among others. Our results of operations may be materially adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.

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

In addition, we have filed registration statements to register all shares subject to options and restricted stock units (“RSU”) outstanding or reserved for future issuance under our equity compensation plans. As of March 31, 2026, we had options outstanding that, if fully exercised, would result in the issuance of 9,478,629 shares of Class A common stock, as well as 12,483,357 shares of Class A common stock subject to RSUs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Company Purchases of Equity Securities

Stock repurchases during the three months ended March 31, 2026 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program(2)
				(in thousands)
Balance as of December 31, 2025				$26,079
January 1, 2026 through January 31, 2026	300,398	$9.99	300,398	$23,076
February 1, 2026 through February 28, 2026	2,054,427	$7.17	2,054,427	$108,346
March 1, 2026 through March 31, 2026	400,539	$7.48	400,539	$105,348
Balance as of March 31, 2026	2,755,364		2,755,364	$105,348

(1)
Average price paid per share for open market purchases includes broker commission fees.
(2)
On May 7, 2025, we announced that our board of directors authorized the repurchase of up to $50 million of our Class A common stock (the “Repurchase Program”). On February 18, 2026, we announced that our board of directors approved an increase to the Repurchase Program, under which the Company is authorized to repurchase up to an additional $100.0 million of our Class A common stock. The Repurchase Program has no expiration date.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Trading Arrangements of Section 16 Reporting Persons

On February 17, 2026, Anne Skates, spouse of Spenser Skates, our Chief Executive Officer and the Chair of our board of directors, terminated a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c), which was adopted on August 8, 2025 and provided for the sale of up to 1,010,000 shares of our Class A common stock until December 31, 2026.

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

Amplitude, Inc.

Date: May 6, 2026	By:	/s/ Spenser Skates
Spenser Skates
Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2026	By:	/s/ Andrew Casey
Andrew Casey
Chief Financial Officer (Principal Financial and Accounting Officer)