Form 10-Q
period 2026-06-30
Amplitude, Inc.
filed 2026-08-06
CIK 1866692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 3, 2026, there were 101,261,624 shares of the registrant's Class A common stock and 23,654,442 shares of the registrant's Class B common stock, each with a $0.00001 par value per share, outstanding.

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
•
The market in which we operate is highly competitive, and our ability to compete depends on developments in our technology, including the successful deployment of AI in our products. If we do not compete effectively, our business, financial condition, and results of operations could be materially adversely affected.
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
•
We are subject to government regulations, including import and export control, economic sanctions, and trade sanctions, and anti-corruption laws and regulations, which may expose us to liability and increase our costs.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AMPLITUDE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	As of June 30, 2026	As of December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,776	$81,119
Restricted cash, current	52	—
Marketable securities, current	66,763	110,882
Accounts receivable, net of allowance for doubtful accounts of $1,458 and $1,046 as of June 30, 2026 and December 31, 2025, respectively	37,464	23,423
Prepaid expenses and other current assets	22,364	22,859
Deferred commissions, current	19,931	18,380
Total current assets	220,350	256,663
Marketable securities, non-current	20,843	60,543
Property and equipment, net	18,884	18,632
Intangible assets, net	15,562	6,376
Goodwill	25,180	25,180
Restricted cash, non-current	850	850
Deferred commissions, non-current	38,318	35,135
Operating lease right-of-use assets	8,395	9,045
Other non-current assets	8,194	8,260
Total assets	$356,576	$420,684
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$803	$5,734
Accrued expenses	46,117	37,124
Deferred revenue	163,515	121,888
Total current liabilities	210,435	164,746
Operating lease liabilities, non-current	5,535	6,882
Non-current liabilities	4,408	3,710
Total liabilities	220,378	175,338
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value per share; 20,000 shares authorized as of June 30, 2026 and December 31, 2025; zero shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A common stock, $0.00001 par value per share; 600,000 shares authorized as of June 30, 2026 and December 31, 2025; 101,157 and 104,400 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1	1
Class B common stock, $0.00001 par value per share; 600,000 shares authorized as of June 30, 2026 and December 31, 2025; 23,654 and 29,633 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	740,615	791,146
Accumulated other comprehensive income	(137)	589
Accumulated deficit	(604,281)	(546,390)
Total stockholders’ equity	136,198	245,346
Total liabilities and stockholders’ equity	$356,576	$420,684

See accompanying notes to condensed consolidated financial statements.

AMPLITUDE, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$100,886	$83,270	$194,378	$163,223
Cost of revenue	31,784	22,812	56,993	43,016
Gross profit	69,102	60,458	137,385	120,207
Operating expenses:
Research and development	33,656	24,094	58,977	47,627
Sales and marketing	49,857	46,955	99,960	91,101
General and administrative	18,647	16,503	34,828	32,771
Restructuring and other related charges	2,116	—	2,934	—
Total operating expenses	104,276	87,552	196,699	171,499
Loss from operations	(35,174)	(27,094)	(59,314)	(51,292)
Other income (expense), net	1,766	2,980	3,722	5,725
Loss before provision for (benefit from) income taxes	(33,408)	(24,114)	(55,592)	(45,567)
Provision for (benefit from) income taxes	1,209	554	2,299	1,332
Net loss	$(34,617)	$(24,668)	$(57,891)	$(46,899)
Net loss per share attributable to Class A and Class B common stockholders:
Basic and diluted	$(0.27)	$(0.19)	$(0.44)	$(0.36)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders:
Basic and diluted	129,380	131,364	131,331	130,534

Other comprehensive income (loss)
Net unrealized gains (losses) on marketable securities	(252)	20	(726)	340
Comprehensive loss	$(34,869)	$(24,648)	$(58,617)	$(46,559)

See accompanying notes to condensed consolidated financial statements.

AMPLITUDE, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(unaudited)

	Class A and Class B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2025	134,033	$1	$791,146	$589	$(546,390)	$245,346
Stock-based compensation expense	—	—	20,773	—	—	20,773
Forfeiture of unvested shares issued in connection with acquisition	(258)	—	—	—	—	—
Exercise of stock options	377	—	459	—	—	459
Vesting of restricted stock units	1,924	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units	(737)	—	(4,674)	—	—	(4,674)
Tax on share repurchases	—	—	(123)	—	—	(123)
Repurchase of common stock	(2,755)	—	(20,728)	—	—	(20,728)
Net loss	—	—	—	—	(23,274)	(23,274)
Other comprehensive income (loss), net	—	—	—	(474)	—	(474)
Balance at March 31, 2026	132,584	$1	$786,853	$115	$(569,664)	$217,305
Stock-based compensation expense	—	—	27,197	—	—	27,197
Exercise of stock options	114	—	421	—	—	421
Issuance of common stock under employee stock purchase plan	441	—	2,318	—	—	2,318
Vesting of restricted stock units	2,994	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units	(1,136)	—	(6,901)	—	—	(6,901)
Tax on share repurchases	—	—	(540)	—	—	(540)
Repurchase of common stock	(10,185)	—	(68,733)	—	—	(68,733)
Net loss	—	—	—	—	(34,617)	(34,617)
Other comprehensive income (loss), net	—	—	—	(252)	—	(252)
Balance at June 30, 2026	124,812	$1	$740,615	$(137)	$(604,281)	$136,198

See accompanying notes to condensed consolidated financial statements.

AMPLITUDE, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(unaudited)

	Class A and Class B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2024	129,188	$1	$754,398	$6	$(457,849)	$296,556
Stock-based compensation expense	—	—	21,355	—	—	21,355
Exercise of stock options	534	—	1,529	—	—	1,529
Vesting of restricted stock units	1,805	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units	(670)	—	(8,069)	—	—	(8,069)
Net loss	—	—	—	—	(22,231)	(22,231)
Other comprehensive income (loss), net	—	—	—	320	—	320
Balance at March 31, 2025	130,857	$1	$769,213	$326	$(480,080)	$289,460
Stock-based compensation expense	-	—	25,633	—	—	25,633
Exercise of stock options	149	—	591	—	—	591
Issuance of common stock under employee stock purchase plan	208	—	1,682	—	—	1,682
Vesting of restricted stock units	2,347	—	-	—	—	—
Tax withholding on net share settlement of restricted stock units	(879)	—	(10,677)	—	—	(10,677)
Repurchase of common stock	(204)	—	(2,537)	—	—	(2,537)
Net loss	—	—	—	—	(24,668)	(24,668)
Other comprehensive income (loss), net	—	—	—	20	—	20
Balance at June 30, 2025	132,478	$1	$783,905	$346	$(504,748)	$279,504

See accompanying notes to condensed consolidated financial statements.

AMPLITUDE, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows provided by (used in) operating activities:
Net loss	$(57,891)	$(46,899)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,062	4,659
Stock-based compensation expense	46,766	45,102
Non-cash operating lease costs	2,191	2,333
Other	1,987	605
Changes in operating assets and liabilities:
Accounts receivable	(5,178)	(10,325)
Prepaid expenses and other current assets	(476)	(3,635)
Deferred commissions	(4,733)	(4,725)
Other non-current assets	66	(1,836)
Accounts payable	(5,529)	945
Accrued expenses	8,431	1,770
Deferred revenue	23,442	26,988
Operating lease liabilities	(1,167)	(2,950)
Net cash provided by (used in) operating activities	13,971	12,032
Cash flows provided by (used in) investing activities:
Cash received from maturities of marketable securities	36,200	23,008
Cash received from sale of marketable securities	56,778	—
Purchases of marketable securities	(10,212)	(64,513)
Purchase of property and equipment	(1,675)	(977)
Capitalization of internal-use software costs	(1,736)	(2,113)
Issuance of bridge loan	(186)	—
Cash paid for acquisitions, net of cash acquired	—	(400)
Net cash provided by (used in) investing activities	79,169	(44,995)
Cash flows provided by (used in) financing activities:
Proceeds from the exercise of stock options	880	2,120
Cash received for tax withholding obligations on equity award settlements	766	1,680
Cash paid for tax withholding obligations on equity award settlements	(12,516)	(20,315)
Repurchase of common stock	(89,461)	(2,537)
Cash paid for acquisition holdback	(100)	—
Net cash provided by (used in) financing activities	(100,431)	(19,052)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(7,291)	(52,015)
Cash, cash equivalents, and restricted cash at beginning of period	81,969	172,559
Cash, cash equivalents, and restricted cash at end of period	$74,678	$120,544
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$688	$674
Non-cash investing and financing activities:
Purchases of property and equipment included in liabilities	$140	$—
Stock-based compensation capitalized as internal-use software costs	$1,204	$1,886
Asset retirement obligations incurred	$177	$—

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

The chief operating decision maker, who, in the Company’s case, is the Chief Executive Officer (“CEO”), assesses performance for the software segment and decides how to allocate resources based on functional expenses exclusive of stock-based compensation, amortization of acquired intangible assets, acquisition-related costs, restructuring and other related charges, and related tax impacts of these items. The CEO uses these functional expense captions and consolidated net loss to evaluate income generated or losses incurred from the software segment, and utilizes the metric in deciding operating decisions, including, but not limited to, investing in research and development, product developments, personnel, and other expenses. The measure of segment assets is reported on the balance sheet as total consolidated assets.

The following tables set forth operating segment information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$100,886	$83,270	$194,378	$163,223
Less:
Cost of revenue(1)	29,531	21,156	53,072	39,911
Research and development(1)	20,856	15,063	39,453	30,517
Sales and marketing(1)	38,973	36,812	80,570	72,678
General and administrative(1)	12,978	11,714	25,040	23,709
Other segment expenses	33,722	25,619	55,557	47,700
Other income	(1,766)	(2,980)	(3,722)	(5,725)
Provision for income taxes	1,209	554	2,299	1,332
Consolidated net loss	$(34,617)	$(24,668)	$(57,891)	$(46,899)

(1)
Amounts exclude other segment expenses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock-based compensation expense and related employer payroll taxes	$27,378	$25,307	$47,877	$47,084
Amortization of acquired intangible assets	1,008	312	1,526	616
Acquisition-related costs	3,220	—	3,220	—
Restructuring and other related charges	2,116	—	2,934	—
Total other segment expenses	$33,722	$25,619	$55,557	$47,700

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

The unaudited condensed consolidated balance sheet as of June 30, 2026, included herein, was derived from the unaudited financial statements as of that date, but does not include all disclosures, including certain notes required by U.S. GAAP on an annual reporting basis. In management’s opinion, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to state fairly the balance sheet, statements of operations and comprehensive loss, statements of stockholders’ equity, and statements of cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).

Certain prior period reported amounts have been reclassified to conform to the 2026 presentation. For the three months ended March 31, 2026, the Company reclassified $0.8 million of restructuring expenses from Sales & marketing and General & administrative to Restructuring and other related charges. This reclassification had no impact on previously reported total operating expenses or net loss for the prior periods.

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

No customer accounted for 10% or more of total revenue for the three and six months ended June 30, 2026 and 2025. As of June 30, 2026 and December 31, 2025, no customer represented 10% or more of accounts receivable.

Significant Accounting Policies

The Company's significant accounting policies are described in the 2025 Form 10-K. There have been no significant changes to these policies that have had a material impact on the Company’s condensed consolidated financial statements and related notes for the three and six months ended June 30, 2026.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its condensed consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments improve the consistency and usability of interim disclosure requirements, clarify the scope and applicability of Topic 270, and establish a disclosure principle requiring entities to disclose material events and changes occurring since the end of the most recent annual reporting period that have a material impact on the entity. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The amendments may be applied either prospectively or retrospectively, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2025-11 will have on its condensed consolidated financial statements and related disclosures.

In December 2025, the FASB also issued ASU 2025-12, Codification Improvements, which includes amendments intended to clarify, correct, and improve various topics within the FASB Accounting Standards Codification to enhance its usability and consistency. The amendments are effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with prospective application permitted. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2025-12 will have on its condensed consolidated financial statements and related disclosures.

(2)
Revenue from Contracts with Customers

Deferred Revenue and Remaining Performance Obligations

The amount of revenue recognized in the six months ended June 30, 2026 that was included in deferred revenue as of December 31, 2025 was $95.2 million.

As of June 30, 2026 and December 31, 2025, unrecognized transaction price related to remaining performance obligations was $483.0 million and $417.7 million, respectively. The Company’s remaining performance obligations as of June 30, 2026 and December 31, 2025 are expected to be recognized as follows (in thousands):

	As of June 30, 2026	As of December 31, 2025
Less than or equal to 12 months	$322,186	$267,448
Greater than 12 months	160,768	150,271
Total remaining performance obligations	$482,954	$417,719

Disaggregation of Revenue

The following table shows the Company’s disaggregation of revenue by geographic areas, as determined based on the address of the Company's customers for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$60,409	$50,969	$117,098	$99,603
International	40,477	32,301	77,280	63,620
Total revenue	$100,886	$83,270	$194,378	$163,223

Deferred Commissions

Commissions paid upon the initial acquisition of a contract are deferred and then amortized on a straight-line basis over a period of benefit, determined to be five years. Commissions paid for subsequent renewals are amortized over the renewal term. The following table represents a roll forward of the Company’s deferred commissions for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$55,234	$43,357	$53,515	$42,651
Additions to deferred commissions	8,194	8,156	14,792	12,768
Amortization of deferred commissions	(5,180)	(4,137)	(10,059)	(8,043)
Ending balance	58,248	47,376	58,248	47,376
Deferred commissions, current	19,931	16,580	19,931	16,580
Deferred commissions, non-current	38,318	30,796	38,318	30,796
Total deferred commissions	$58,248	$47,376	$58,248	$47,376

(3)
Balance Sheet Components

The following tables show the Company’s financial statement details as of June 30, 2026 and December 31, 2025.

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents, and restricted cash consisted of the following (in thousands):

	As of June 30, 2026	As of December 31, 2025
Cash and cash equivalents	$73,776	$81,119
Restricted cash, current	52	—
Restricted cash, non-current	850	850
Total cash, cash equivalents, and restricted cash	$74,678	$81,969

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of June 30, 2026	As of December 31, 2025
Prepaid hosting	$7,757	$8,399
Other prepaid expenses and other assets	14,607	14,460
Total prepaid expenses and other current assets	$22,364	$22,859

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of June 30, 2026	As of December 31, 2025
Accrued hosting	$3,967	$3,289
Accrued commission and bonus	16,742	17,457
Accrued payroll and employee related taxes	5,389	3,542
2021 Employee Stock Purchase Plan withholding	832	1,284
Operating lease liabilities, current	4,172	2,686
Customer refunds and credits	1,928	1,421
Non-income tax liabilities	2,154	1,389
Accrued services	9,478	4,840
Other accrued liabilities	1,455	1,216
Total accrued expenses	$46,117	$37,124

(4)
Fair Value Measurements

The following table summarizes, for financial assets measured at fair value, the respective fair value and classification by level of input within the fair value hierarchy (in thousands):

	As of June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$23,863	$—	$—	$23,863
Level 2:
Cash equivalents(1)
U.S. governmental and agency securities	4,327	—	—	4,327
Available-for-sale securities
U.S. governmental and agency securities	87,743	33	(170)	87,606
Total	$115,933	$33	$(170)	$115,796

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$44,348	$—	$—	$44,348
Level 2:
Available-for-sale securities
U.S. governmental and agency securities	170,836	589	—	171,425
Total	$215,184	$589	$—	$215,773

(1)
Included as “Cash and cash equivalents” on the Company’s condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, in addition to cash of $45.6 million and $36.8 million, respectively.

The Company uses quoted prices in active markets for identical assets to determine the fair value of the Company's Level 1 investments. The fair value of the Company's Level 2 investments is determined using pricing based on quoted market prices or alternative market observable inputs.

The fair value of the Company's available-for-sale securities as of June 30, 2026, by remaining contractual maturities, was as follows (in thousands):

As of June 30, 2026
Due in one year or less	$66,763
Due in greater than one year	20,843
Total	$87,606

(5)
Acquisitions and Intangible Assets

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

On May 1, 2026, the Company entered into an agreement with Statsig, LLC ("Statsig"), pursuant to which the Company acquired certain assets related to Statsig's customer contracts, including customer relationships, order backlog, the Statsig trade name, and a perpetual non-exclusive license to use certain proprietary technology. In connection with the transaction, the Company assumed the remaining performance obligations associated with the acquired customer contracts and acquired related accounts receivable.

The transaction was accounted for as an asset acquisition in accordance with ASC 805-50, Business Combinations, as the acquired set of assets did not meet the definition of a business under ASC 805. Accordingly, no goodwill was recognized.

The aggregate fair values of the identifiable intangible assets acquired which exceeded the liabilities assumed were allocated to the individual assets on a relative fair value basis. The allocation of the acquisition date fair values was as follows (in thousands):

Fair Value
Assets and Liabilities acquired:
Accounts receivable	$9,393
Intangible assets	$8,721
Deferred revenue	$(17,920)

The Company recognized $8.7 million of identifiable intangible assets consisting of customer relationships, order backlog, developed technology, and trade name. These intangible assets are amortized on a straight-line basis over their estimated useful lives ranging from one to five years. The fair values of the acquired intangible assets were determined using income-based valuation methodologies and represent Level 3 fair value measurements under ASC 820.

Statsig is a software-as-a-service ("SaaS") platform that provides experimentation, feature management, and product analytics capabilities. The transaction provides the Company with technology rights and intangible assets that complement its existing product analytics offerings and expand its experimentation and feature management capabilities.

Intangible Assets Other Than Goodwill

Intangible assets, net consisted of the following (in thousands):

	As of June 30, 2026			As of December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$19,885	$(8,016)	$11,869	$12,798	$(6,838)	$5,959
Customer related	3,953	(1,459)	2,494	1,631	(1,214)	417
Trade name	373	(137)	236	90	(90)	—
Order backlog	1,020	(57)	963	—	—	—
Intangible assets, net	$25,231	$(9,669)	$15,562	$14,519	$(8,142)	$6,376

Amortization expense of intangible assets was $1.0 million and $1.5 million for the three and six months ended June 30, 2026, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2025, respectively.

As of June 30, 2026, future amortization expense is expected to be as follows (in thousands):

Amount
Remainder of 2026	$2,434
2027	4,594
2028	4,237
2029	2,644
2030	1,318
2031	335
Total	$15,562

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

Shares of Class B common stock may be converted to Class A common stock at any time at the option of the stockholder. Shares of Class B common stock will also automatically convert into one share of Class A common stock upon any transfer, except for certain permitted transfers described in the Company's amended and restated certificate of incorporation. In addition, each share of Class B common stock held by the Company's two cofounders (or any of such founder’s affiliates) will convert automatically into one share of Class A common stock on the earlier of: (i) the death or incapacity of such founder or (ii) the date that is six months following the date on which such founder is no longer an employee or director of the Company (unless such founder has rejoined the Company during such six-month period). Each outstanding share of the Company's Class B common stock will also convert automatically into one share of Class A common stock on the date that is six months following the date on which no founder is an employee or director of the Company (unless a founder has rejoined the Company during such six-month period). In addition, any transfer by a founder (or such founder’s affiliates) to one or more of the other founders (or such founders’ affiliates) will not result in the automatic conversion of such shares of Class B common stock to Class A common stock. Once converted into Class A common stock, the Class B common stock may not be reissued.

The Company has reserved shares of its common stock as follows:

	As of June 30, 2026	As of December 31, 2025
2014 Stock Option and Grant Plan and 2021 Incentive Award Plan:
Equity plan stock options outstanding	9,364,213	9,855,901
RSUs outstanding	20,823,544	14,049,044
Shares available for future issuance	15,921,842	19,038,398
2021 Employee Stock Purchase Plan:
Shares available for future issuance	6,544,822	5,649,309
Total reserved shares	52,654,421	48,592,652

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

2021 Incentive Award Plan

In August 2021, the Company's board of directors adopted, and its stockholders approved, the 2021 Plan, which became effective in connection with the Direct Listing. The 2021 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSU awards, performance bonus awards, performance stock units, dividend equivalent awards and other forms of equity compensation (collectively, “equity awards”). As of June 30, 2026, a total of 15,921,842 shares of the Company's Class A common stock were available for future issuance under the 2021 Plan in addition to (i) any shares available for issuance under the 2014 Plan as of the effective date of the 2021 Plan, (ii) the number of shares represented by awards outstanding under the Company's 2014 Plan (“Prior Plan Awards”) that become available upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class A common stock underlying outstanding stock awards granted under the 2014 Plan, and (iii) an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (A) 5% of the shares of the Company's common stock outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the Company's board of directors; provided, however, that no more than 88,000,000 shares of stock may be issued upon the exercise of incentive stock options.

Stock Option Awards

Stock options granted under the 2014 Plan and the 2021 Plan (collectively, the “combined stock plans”) generally vest based on continued service over four years.

Option activity under the combined stock plans for the six months ended June 30, 2026 is set forth below:

			Weighted
		Weighted	average	Aggregate
	Outstanding	average	remaining	intrinsic
	stock	exercise	contractual	value (in
	options	price	life (years)	thousands)
Balance as of December 31, 2025	9,855,901	$4.63	4.31	$68,642
Granted	—	—
Exercised	(491,688)	$1.78
Cancelled/forfeited	—	—
Balance as of June 30, 2026 (1)	9,364,213	$4.78	3.91	$26,738
Exercisable as of June 30, 2026	9,217,963	$4.64	3.85	$27,760

(1)
As no forfeitures are estimated due to the Company’s adoption of ASU No. 2016-09, all options are vested or expected to vest. As of June 30, 2026, no options were outstanding that were subject to a future performance condition.

The aggregate intrinsic values of options are calculated as the difference between the exercise price of the options and the market price for shares of the Company’s Class A common stock as of each period-end. The total intrinsic value of options exercised for the six months ended June 30, 2026 and 2025 was $2.9 million and $6.4 million, respectively.

No stock options were granted in the six months ended June 30, 2026 and 2025. No tax benefits were realized from options during the periods.

As of June 30, 2026, total unrecognized stock-based compensation expense related to options outstanding under the combined stock plans was $1.1 million. This unrecognized expense as of June 30, 2026 is expected to be recognized over the weighted average remaining vesting period of 1.00 years. As of June 30, 2026, the Company had 90,905 shares of non-employee stock options outstanding under the combined stock plans.

The fair value of each option granted to employees under the 2021 Plan is estimated on the grant date using the Black-Scholes pricing model.

Restricted Stock Units

RSUs granted under the 2021 Plan generally vest based on continued service. During the three and six months ended June 30, 2026, the Company recorded $25.9 million and $45.8 million in stock-based compensation related to RSUs, respectively.

The total fair value of RSUs vested during the six months ended June 30, 2026 and 2025 was $30.4 million and $50.2 million, respectively. As of June 30, 2026, total unrecognized stock-based compensation expense related to RSUs was $165.1 million. This unrecognized expense as of June 30, 2026 is expected to be recognized over the weighted average remaining vesting period of 2.08 years. As of June 30, 2026, the Company had 219,897 shares of non-employee RSUs outstanding under the combined stock plans.

RSU activity during the six months ended June 30, 2026 was as follows:

	Restricted stock units	Weighted- average grant date fair value per share
Balance as of December 31, 2025	14,049,044	$10.16
Granted	13,880,737	$6.76
Vested	(4,917,505)	$9.45
Cancelled/forfeited	(2,188,732)	$8.91
Balance as of June 30, 2026	20,823,544	$8.19

2021 Employee Stock Purchase Plan

In August 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective in connection with the Direct Listing. The ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. As of June 30, 2026, a total of 6,544,822 shares of the Company’s

Class A common stock were available for future issuance under the ESPP, in addition to any annual automatic evergreen increases in the number of shares of Class A common stock reserved for future issuance under the ESPP. The ESPP offers employees the option to purchase shares through a series of consecutive 12-month offering periods commencing on May 15th and November 15th of each year. The price at which Class A common stock is purchased under the ESPP is equal to the lower of (i) 85% of the closing trading price per share of the Company's Class A common stock on the first trading date of an offering period in which a participant is enrolled or (ii) 85% of the closing trading price per share on the purchase date, which will occur on the last trading day of each purchase period, or such other price designated by the administrator.

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

As of June 30, 2026, 2.2 million shares have been purchased under the ESPP. During the three and six months ended June 30, 2026, the Company recognized $1.0 million and $1.6 million of stock-based compensation expense related to the ESPP, respectively. As of June 30, 2026, total unrecognized compensation cost related to the ESPP was $0.6 million, which will be amortized over a weighted average period of 0.87 years.

Stock-based compensation expense, net of actual forfeitures, is reflected in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$1,541	$1,469	$2,751	$2,736
Research and development	9,292	8,657	15,701	16,163
Sales and marketing	10,409	9,740	18,795	17,559
General and administrative	5,563	4,639	9,519	8,644
Total stock-based compensation expense	$26,805	$24,505	$46,766	$45,102

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

During the six months ended June 30, 2026, the Company repurchased 12,940,579 shares of Class A common stock for an aggregate amount of $89.5 million, including broker commission fees. Shares repurchased by the Company are immediately retired and returned to the status of authorized and unissued. The cost paid to repurchase shares in excess of the par value is recorded to additional paid-in capital on the Company’s condensed consolidated balance sheet. As of June 30, 2026, a total of $36.6 million remains available for future repurchases under the Repurchase Program.

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

No share repurchases (other than share repurchases under the Repurchase Program discussed above) were made during the six months ended June 30, 2026.

(7)
Income Taxes

The Company had an effective tax rate of (3.6)% and (4.1)% for the three and six months ended June 30, 2026, respectively, and (2.3)% and (2.9)% for the three and six months ended June 30, 2025, respectively. The Company continues to incur U.S. operating losses and has minimal profits in its foreign jurisdictions.

During the three and six months ended June 30, 2026 and 2025, the Company evaluated all available evidence, both positive and negative, including historical levels of income, along with expectations and risks associated with estimates of future taxable income, and determined that it is more likely than not that its net deferred tax assets will not be realized in the United States. Due to uncertainties surrounding the realization of the deferred tax assets, the Company continues to maintain a full valuation allowance against its net deferred tax assets within the United States.

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

(8)
Operating Leases

Supplemental cash flow information related to operating leases was as follows (in thousands):

Six Months Ended June 30, 2026
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,053
Cash paid for operating lease liabilities	$1,167

Future minimum lease payments under non-cancellable operating leases with initial lease terms in excess of one year included in the Company’s lease liabilities as of June 30, 2026 were as follows (in thousands):

Year ending December 31:
Remainder of 2026	$1,871
2027	4,619
2028	3,408
2029 and thereafter	493
Total undiscounted operating lease payments	$10,391
Less: imputed interest	(684)
Total operating lease liabilities	$9,707

(9)
Commitments and Contingencies

Legal Matters

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

(10)
Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss attributable to Class A and Class B common stockholders	$(34,617)	$(24,668)	$(57,891)	$(46,899)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	129,380	131,364	131,331	130,534
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.27)	$(0.19)	$(0.44)	$(0.36)

The following potential shares of common stock were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	As of June 30,
	2026	2025
Equity plan stock options outstanding	9,364	10,805
RSUs outstanding	20,824	18,313
Restricted shares	—	301
Shares issuable pursuant to the ESPP	726	630
Total	30,914	30,049

(11)
Restructuring

During the six months ended June 30, 2026, the Company implemented a restructuring program (“2026 Restructuring Program”) consisting of executive leadership changes and broader organizational changes intended to streamline operations, better align the Company's cost structure with its business priorities, and reduce operating costs. The 2026 Restructuring Program was carried out in two phases: an initial phase in the first quarter of 2026 and a broader organizational reorganization in the second quarter of 2026.

The 2026 Restructuring Program resulted in the reduction of approximately 5% of our workforce in the six months ended June 30, 2026. The Company incurred restructuring charges of $2.1 million and $2.9 million for the three and six months ended June 30, 2026, respectively, consisting primarily of employee severance and related benefits. As of June 30, 2026, $0.5 million of restructuring charges remained unpaid which was included in accrued expenses on the condensed consolidated balance sheets.

(12)
Subsequent Events

In July 2026, the Company issued RSUs representing 1,426,491 shares of its Class A common stock to its employees with service-based vesting conditions. The service-based vesting condition for these awards is satisfied over three years. The grant date fair value of the RSUs issued in July 2026 was approximately $13.8 million.

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

Overview

Amplitude is the leading AI Analytics Platform that helps businesses understand how people are using their products so they can build amazing digital experiences that increase acquisition, monetization and retention and drive revenue growth. We work with more than 5,200 paying customers of various sizes and stages of digital maturity, across many industries, including the teams behind some of the most beloved digital products in the world. We have experienced steady growth in recent years, with approximately 795 employees in ten global offices.

At the core of our AI Analytics Platform is our Behavioral Graph, a proprietary, purpose-built behavioral database that is the largest of its kind. Our Behavioral Graph instantly finds patterns, makes recommendations, and connects customer actions along their journeys to the right business outcomes, like engagement, growth, and loyalty. We have also re-architected Amplitude to be AI-led from the ground up. This transformation integrates AI across our platform to deliver intelligent insights, automate complex workflows, and enable adaptive experiences for our customers. With built-in AI agents and infrastructure—not bolted-on features—Amplitude helps teams reduce guesswork and drive durable business growth. Consistently ranked #1 in multiple categories by G2, Amplitude offers a comprehensive and easy-to-use platform, which includes Product and Marketing Analytics, Session Replay, Feature and Web Experimentation, Activation, Guides and Surveys, AI Agents, Amplitude Model Context Protocol ("MCP"), AI Visibility, AI Feedback, Agent Analytics, Global Agent and Specialized Agents.

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

Historically, we have been successful at efficiently growing our customer base and number of customers who have entered into and grown into larger subscriptions with us as evidenced by the growth of our number of paying customers and number of customers that represent greater than $100,000 in annual recurring revenue (“ARR”). As of June 30, 2026 and 2025, we had 824 and 634 customers, respectively, that each represented greater than $100,000 in ARR, representing a 30% increase year-over-year. We believe our relationship with some of the world’s most beloved product-led companies has resulted in increased brand credibility and access to many attractive growth opportunities. As of June 30, 2026 and 2025, our dollar-based net retention rate for the trailing 12 months ("TTM") was 105% and 99%, respectively, for paying customers. Additionally, our ending dollar-based net retention rate for paying customers as of June 30, 2026 and 2025, was 103% and 104%, respectively.

Investments in Platform

We believe that our customers will demand additional features and capabilities beyond our current platform offerings to assist them in optimizing their digital products. We have a history of, and will continue to invest significantly in, developing and delivering innovative products, features, and functionality targeted at our core customer base. In addition, we may choose to add new products and offerings or enhance our platform capabilities through acquisitions. In recent years, we have acquired companies to improve and expand our platform capabilities. In October 2024, we acquired CommandAI to provide intuitive AI-powered user assistance to make complex software easier to adopt and navigate. In June 2025, we completed an asset acquisition of Inari to accelerate our AI roadmap, leveraging their team’s deep expertise in applied AI. In July 2025, we completed a talent acquisition of June.io, a startup focused on empowering early‑stage product teams, to contribute to our next generation of AI-driven analytics experiences. In July 2025, we completed the acquisition of Kraftful, integrating Kraftful's Voice of Customer Technology to unite quantitative user behavioral data and qualitative user feedback into Amplitude. In January 2026, we completed the acquisition of InfiniGrow Ltd., an AI marketing analytics company that helps organizations measure, forecast, and optimize the impact of marketing on revenue. In May 2026, we acquired the brand, perpetual non-exclusive license to use certain proprietary technology, and customers of Statsig to enhance our warehouse native experiment and feature flag initiatives. Going forward, we may pursue both strategic partnerships and acquisitions that we believe will be complementary to our business, accelerate customer acquisition, increase usage of our platform, and/or expand our platform offerings in our core markets.

Investing for Growth

Our investment for growth encompasses multiple critical areas, including product expansion, our sales force, sales support, partner ecosystem, and our international presence. We continue to evolve our technology and platform to ensure that we are best serving our customers’ needs. For example, in February 2025, following our acquisition of CommandAI, we rolled out Guides and Surveys to help organizations improve onboarding and user engagement. In May 2025, we rolled out a suite of new marketing capabilities that give visibility into the entire customer journey, enabling marketers to increase conversion, improve ROI, and target audiences more precisely. In June 2025, we introduced Amplitude AI Agents, which turned Amplitude into a team of specialized experts that works 24/7 to analyze user behavior, run experiments, and optimize digital experiences. In October 2025, we launched Amplitude MCP server that enables teams to analyze product data, experiments, and user behavior using conversational AI. In October 2025, we launched AI Visibility, a new capability that gives marketers unprecedented insight into how their brand shows up in AI search results, accompanied by recommendations on how to improve it based on a company’s actual data. In November 2025, we launched AI Feedback, a customer feedback engine with a proprietary LLM process that automatically turns raw input into prioritized, actionable insights. In December 2025, we launched Amplitude's Automated Insights that can replicate an expert's standard analysis process in a fraction of the time. In January 2026, we launched Global Agent, a fully automated AI Analyst. Global Agent is designed to do anything a human can do in Amplitude, from creating a cohort to deploying a guide in a few minutes. In the same month, we also launched Specialized Agents, including dashboard monitoring agent, feedback agent, website conversion agent, and session replay agent. In April 2026, we launched Amplitude AI Assistant, an embedded support agent that answers questions with behavioral data and user insights, guides users through tasks, and shows product teams whether problems are truly fixed. In May 2026, we launched the Amplitude AI plugin, which bundles the Amplitude MCP server with more than 25 reusable skills so external AI agents can analyze data, plan instrumentation, and monitor experiments directly. We also began a closed beta of Wave, our product agent that analyzes usage data and code to surface what to build next, orchestrate the work, and measure the impact. In June 2026, we launched Zoning Insights, which overlays conversion metrics directly on live pages so teams can see which elements drive engagement and revenue.

We believe the evolution of our technology and platform will lead to increased retention and positive customer referrals that will continue to generate expansion opportunities within our existing installed base and from new customers. We plan to continue to invest in our research and development organization to maintain and strengthen our market leadership position, and we believe that attracting the best engineering and AI talent will continue to be critical to our long-term success. As we continue to invest in our platform, we expect our research and development expenses, including those capitalized for internal-use software, to increase in dollar amounts over time. Over the longer term, we believe these expenses as a percentage of revenue will decrease, though these expenses as a percentage of revenue could increase in the short term.

We will continue to make strategic investments in our sales efforts to pursue attractive growth opportunities and ensure customer success, particularly with larger enterprises where we have experienced significant traction to date. We also plan to invest in our channel partners, such as independent software vendors and resellers, to extend our reach faster than we could do on our own. As we continue to invest in our sales efforts, we expect our sales and marketing expenses to increase in dollar amounts over time. Over the longer term, we believe these expenses as a percentage of revenue will decrease, though these expenses as a percentage of revenue could increase in the short term.

Finally, we see opportunities to expand offices and headcount internationally to better serve targeted international markets where we believe we have a significant opportunity to accelerate existing traction and success. For the three and six months ended June 30, 2026, 40% of our revenue was generated outside the United States. As we seek to expand our business globally, we may be adversely affected by global economic and political instability. For example, as a result of the Russia-Ukraine War and related sanctions, we have terminated certain relationships with customers in Russia. Some of the businesses of our customers in the impacted regions have also experienced disruptions that have affected their ability to pay for our services. See “Risk Factors–Risks Related to

Our Business and Industry–Our operations are international in scope, and we plan further geographical expansion, creating a variety of operational challenges.”

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

	As of June 30,
	2026	2025	YoY Growth
	(dollar values in millions)
Annual Recurring Revenue (ARR)	$410	$335	22%
Dollar-Based Net Retention Rate (TTM)	105%	99%
Paying Customers with ARR of $100,000 or greater	824	634	30%

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

Paying Customers with ARR of $100,000 or greater

For purposes of customer count, a customer is defined as an entity that has a unique Dun & Bradstreet Global Ultimate (“GULT”) Data Universal Numbering System (“DUNS”) number and an active subscription contract as of the measurement date. The DUNS number is a global standard for business identification and tracking. We make exceptions for holding companies, government entities, and other organizations for which the GULT, in our judgment, does not accurately represent the Amplitude customer or the DUNS does not exist.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(in thousands, except percentages)
Gross Profit	$69,102	$60,458	$137,385	$120,207
Non-GAAP Gross Profit	$71,356	$62,114	$141,306	$123,312

Gross Margin	68%	73%	71%	74%
Non-GAAP Gross Margin	71%	75%	73%	76%

Loss from Operations	$(35,174)	$(27,094)	$(59,314)	$(51,292)
Non-GAAP Loss from Operations	$(1,452)	$(1,475)	$(3,757)	$(3,592)

Loss from Operations Margin	(35)%	(33)%	(31)%	(31)%
Non-GAAP Loss from Operations Margin	(1)%	(2)%	(2)%	(2)%

Net Cash Provided by Operating Activities	$25,583	$20,054	$13,971	$12,032
Free Cash Flow	$23,739	$18,168	$10,560	$8,942

Net Cash Provided by Operating Activities Margin	25%	24%	7%	7%
Free Cash Flow Margin	24%	22%	5%	6%

Non-GAAP Gross Profit, Non-GAAP Gross Margin, Non-GAAP Income (Loss) from Operations, and Non-GAAP Income (Loss) from Operations Margin

We define non-GAAP gross profit and non-GAAP gross margin as U.S. GAAP gross profit and U.S. GAAP gross margin, respectively, excluding stock-based compensation expense and related employer payroll taxes, amortization of acquired intangible assets, acquisition-related cost, and non-recurring costs such as restructuring and other related charges. Non-GAAP gross margin is calculated as non-GAAP gross profit divided by total revenue.

We define non-GAAP income (loss) from operations and non-GAAP income (loss) from operations margin as U.S. GAAP income (loss) from operations and U.S. GAAP loss from operations margin, respectively, excluding stock-based compensation expense and related employer payroll taxes, amortization of acquired intangible assets, acquisition-related cost, and non-recurring costs such as restructuring and other related charges. Non-GAAP income (loss) from operations margin is calculated as non-GAAP income (loss) from operations divided by total revenue.

We exclude stock-based compensation expense and related employer payroll taxes, which is a non-cash expense, from certain of our non-GAAP financial measures because we believe that excluding this item provides meaningful supplemental information regarding operational performance. We exclude amortization of intangible assets, which is a non-cash expense, related to business combinations from certain of our non-GAAP financial measures because such expenses are related to business combinations and have no direct correlation to the operation of our business. We exclude acquisition-related costs because they are directly attributable to the acquisition, are not reflective of our ongoing cost structure, and are inconsistent in amount and frequency with the operation of our business. Although we exclude these expenses from certain non-GAAP financial measures, the revenue from acquired companies subsequent to the date of acquisition is reflected in these measures and the acquired intangible assets contribute to our revenue generation. We exclude non-recurring costs from certain of our non-GAAP financial measures because such expenses do not repeat period over period and are not reflective of the ongoing operation of our business.

We use non-GAAP gross profit, non-GAAP gross margin and non-GAAP income (loss) from operations margin in conjunction with traditional U.S. GAAP measures to evaluate our financial performance. We believe that these measures provide our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations.

Free Cash Flow and Free Cash Flow Margin

We define free cash flow as net cash provided by (used in) operating activities, less cash used for purchases of property and equipment and capitalized internal-use software costs. Free cash flow margin is calculated as free cash flow divided by total revenue. We believe that free cash flow and free cash flow margin are useful indicators of liquidity that provide information to management and investors with information about our ability to generate or use cash to enhance the strength of our balance sheet and further invest in our business and pursue potential strategic initiatives.

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

The following tables reconcile the most directly comparable U.S. GAAP financial measure to each of these non-GAAP financial measures.

Non-GAAP Gross Profit and Gross Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except percentages)		(in thousands, except percentages)
Gross profit	$69,102	$60,458	$137,385	$120,207
Add:
Stock-based compensation expense(1)	1,541	1,469	2,751	2,736
Amortization of acquired intangible assets	713	187	1,170	369
Non-GAAP Gross Profit	$71,356	$62,114	$141,306	$123,312
Non-GAAP Gross Margin	71%	75%	73%	76%

(1)
Stock-based compensation expense-related charges include employer payroll tax-related expenses on employee stock transactions.

Non-GAAP Income (Loss) From Operations and Income (Loss) From Operations Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except percentages)		(in thousands, except percentages)
Loss from operations	$(35,174)	$(27,094)	$(59,314)	$(51,292)
Add:
Stock-based compensation expense(1)	27,378	25,307	47,877	47,084
Amortization of acquired intangible assets	1,008	312	1,526	616
Acquisition-related costs	3,220	—	3,220	—
Restructuring and other related charges	2,116	—	2,934	—
Non-GAAP Income (Loss) from Operations	$(1,452)	$(1,475)	$(3,757)	$(3,592)
Non-GAAP Income (Loss) from Operations Margin	(1)%	(2)%	(2)%	(2)%

(1)
Stock-based compensation expense-related charges include employer payroll tax-related expenses on employee stock transactions.

Free Cash Flow and Free Cash Flow Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except percentages)		(in thousands, except percentages)
Net cash provided by (used in) investing activities	$37,028	$(18,606)	$79,169	$(44,995)
Net cash provided by (used in) financing activities	$(75,425)	$(12,962)	$(100,431)	$(19,052)

Net cash provided by (used in) operating activities	$25,583	$20,054	$13,971	$12,032
Less:
Purchase of property and equipment	(1,240)	(538)	(1,675)	(977)
Capitalization of internal-use software costs	(604)	(1,348)	(1,736)	(2,113)
Free Cash Flow	$23,739	$18,168	$10,560	$8,942
Free Cash Flow Margin	24%	22%	5%	6%

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

Cost of Revenue

Cost of revenue consists primarily of the cost of providing our platform to our customers and consists of third-party hosting fees, personnel and related expenses for our operations and support personnel, and amortization of our capitalized internal-use software and acquired developed software. As we acquire new customers and existing customers increase their use of our platform, we expect that our cost of revenue will increase in dollar amounts.

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

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, general and administrative expenses, and restructuring and other related charges. Personnel and related expenses are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation expense, and, in the case of sales and marketing expenses, sales commissions. Operating expenses also include an allocation of overhead costs for facilities and shared IT-related expenses. As we invest in our business, we expect our operating expenses to increase in dollar amount, and although we believe our operating expenses as a percentage of revenue will decrease over the longer term, operating expenses as a percentage of revenue could increase in the short term as we invest in product innovation and sales growth.

Research and Development

Research and development expenses consist primarily of personnel and related expenses. These expenses also include third-party services and consulting expenses, software subscriptions, hosting expenses for research and development activities, product design costs not qualifying for capitalization as internal-use software, and allocated overhead costs for overhead used in research and development activities. A substantial portion of our research and development efforts are focused on enhancing our software, including researching ways to add new features and functionality to our platform. We anticipate continuing to invest in innovation and technology development, and as a result, we expect research and development expenses to increase in dollar amount but to decrease as a percentage of revenue over the longer term, though the percentage may fluctuate from quarter to quarter depending on the extent and timing of product development initiatives. In the short term, research and development costs could increase as a percentage of revenue.

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

We continue to make strategic investments in our sales and marketing organization, and we expect sales and marketing expenses to remain our largest operating expense in dollar amount. We expect our sales and marketing expenses to continue to increase in dollar amounts but to decrease as a percentage of revenue over the longer term, though the percentage may fluctuate from quarter to quarter depending on the extent and timing of our marketing initiatives. In the short term, sales and marketing costs could increase as a percentage of revenue.

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

Restructuring and other related charges

Restructuring and other related charges consists of charges related to employee transition, severance payments, employee benefits and stock-based compensation. Restructuring excludes allocated overhead costs. See Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the 2026 Restructuring Program.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Revenue	$100,886	$83,270	$194,378	$163,223
Cost of revenue(1)	31,784	22,812	56,993	43,016
Gross profit	69,102	60,458	137,385	120,207
Operating expenses:
Research and development(1)	33,656	24,094	58,977	47,627
Sales and marketing(1)	49,857	46,955	99,960	91,101
General and administrative(1)	18,647	16,503	34,828	32,771
Restructuring and other related charges(2)	2,116	—	2,934	—
Total operating expenses	104,276	87,552	196,699	171,499
Loss from operations	(35,174)	(27,094)	(59,314)	(51,292)
Other income (expense), net	1,766	2,980	3,722	5,725
Loss before provision for (benefit from) income taxes	(33,408)	(24,114)	(55,592)	(45,567)
Provision for (benefit from) income taxes	1,209	554	2,299	1,332
Net loss	$(34,617)	$(24,668)	$(57,891)	$(46,899)

(1)
Amounts include stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Cost of revenue	$1,541	$1,469	$2,751	$2,736
Research and development	9,292	8,657	15,701	16,163
Sales and marketing	10,409	9,740	18,795	17,559
General and administrative	5,563	4,639	9,519	8,644
Total stock-based compensation expense	$26,805	$24,505	$46,766	$45,102
(2)
Six months ended June 30, 2026 amounts reflect a $0.8 million reclassification of restructuring expenses incurred in the first quarter of 2026 from Sales and Marketing and General and Administrative expenses to Restructuring and Other Related Charges.

The following table sets forth the components of our condensed consolidated statements of operations and comprehensive loss data, for each of the periods presented, as a percentage of revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	100%	100%	100%	100%
Cost of revenue	32%	27%	29%	26%
Gross margin	68%	73%	71%	74%
Operating expenses:
Research and development	33%	29%	30%	29%
Sales and marketing	50%	56%	51%	56%
General and administrative	18%	20%	18%	20%
Restructuring and other related charges	2%	0%	2%	0%
Total operating expenses	103%	105%	101%	105%
Loss from operations	(35)%	(33)%	(31)%	(31)%
Other income (expense), net	2%	4%	2%	4%
Loss before provision for (benefit from) income taxes	(33)%	(29)%	(29)%	(28)%
Provision for (benefit from) income taxes	1%	1%	1%	1%
Net loss	(34)%	(30)%	(30)%	(29)%

Note: Certain figures may not sum due to rounding.

Revenue

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Revenue	$100,886	$83,270	$17,616	21%

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Revenue	$194,378	$163,223	$31,155	19%

Revenue increased by $17.6 million, or 21%, and $31.2 million, or 19%, for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025, respectively. The increases were primarily driven by growth in our paying customer base, including approximately $6.5 million of revenue contributed by customers from the Statsig asset acquisition during the three months ended June 30, 2026, as well as expansion within our existing customer base, partially offset by partial and full churn among existing customers which was lower than our expansion of existing customers as reflected by our NRR (TTM) of 105% as of June 30, 2026.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$31,784	$22,812	$8,972	39%
Gross margin	68%	73%

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$56,993	$43,016	$13,977	32%
Gross margin	71%	74%

Cost of revenue increased $9.0 million, or 39%, and $14.0 million, or 32%, for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025. The increases were primarily driven by a $4.9 million and $6.4 million increase, respectively, in third-party hosting costs, as we increased capacity to support paying customer usage and growth in our paying customer base, including the customers acquired from Statsig; a $2.7 million and $3.4 million increase, respectively, in subscription software costs; and a $0.8 million and $2.4 million increase, respectively, in personnel and services-related costs.

Operating Expenses

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Research and development	$33,656	$24,094	$9,562	40%
Sales and marketing	49,857	46,955	2,902	6%
General and administrative	18,647	16,503	2,144	13%
Restructuring and other related charges	2,116	—	2,116	100%
Total operating expenses	$104,276	$87,552	$16,724	19%

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Research and development	$58,977	$47,627	$11,350	24%
Sales and marketing	99,960	91,101	8,859	10%
General and administrative	34,828	32,771	2,057	6%
Restructuring and other related charges	2,934	—	2,934	100%
Total operating expenses	$196,699	$171,499	$25,200	15%

Research and Development

Research and development expenses increased $9.6 million, or 40%, and $11.4 million, or 24%, for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025. The increases were primarily driven by a $3.8 million and $5.3 million increase, respectively, in personnel-related expenses; a $3.6 million and $3.8 million increase, respectively, in professional services costs relating to the transition costs for the Statsig asset acquisition; and a $1.6 million and $2.4 million increase, respectively, in software and IT costs.

Sales and Marketing

Sales and marketing expenses increased $2.9 million, or 6%, and $8.9 million, or 10%, for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025. The increases were primarily driven by a $1.3 million and $2.2 million increase, respectively, in commission expense; a $0.7 million and $4.6 million increase, respectively, in personnel-related expenses; a $0.4 million and $1.1 million increase, respectively, in travel costs; and a $0.6 million and $0.9 million increase, respectively, in stock-based compensation expense.

General and Administrative

General and administrative expenses increased $2.1 million, or 13%, and $2.1 million, or 6%, for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025. The increases were primarily driven by a $1.0 million and $1.1 million increase, respectively, in subscription software costs; and a $0.9 million and $0.7 million increase, respectively, in stock-based compensation expense.

Restructuring and other related charges

During the three months ended June 30, 2026, we completed the second phase of our restructuring plan initiated in the first quarter of 2026, which was undertaken to reduce our workforce and streamline operations. We recognized restructuring and other related charges of $2.1 million and $2.9 million for the three and six months ended June 30, 2026, respectively, consisting primarily of employee severance and related benefits costs. We do not expect to incur material additional charges related to this restructuring plan.

Other Income (Expense), Net

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Other income (expense), net	$1,766	$2,980	$(1,214)	(41)%

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Other income (expense), net	$3,722	$5,725	$(2,003)	(35)%

Other income (expense), net decreased $1.2 million, or 41%, and $2.0 million, or 35%, during the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025. The decreases were primarily driven by $1.2 million and $2.0 million decrease, respectively, in interest income driven by a lower average invested balances following the sales and maturities of investments during the period.

Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$1,209	$554	$655	118%

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$2,299	$1,332	$967	73%

Provision for (benefit from) income taxes increased $0.7 million, or 118%, and $1.0 million, or 73%, for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025. The increases were primarily driven by an increase in foreign taxes.

Liquidity and Capital Resources

Since inception, we have financed operations primarily through the net proceeds we have received from the sales of our preferred stock and common stock as well as cash generated from the sale of subscriptions to our platform. We have generated losses from our operations as reflected in our accumulated deficit of $604.3 million as of June 30, 2026. We generated positive cash flows from operating activities for the six months ended June 30, 2026, and during the years ended December 31, 2025 and 2024. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support our platform, including growth in our customer base and customer usage, increased research and development expenses to support the growth of our business and related infrastructure, and increased general and administrative expenses to support being a publicly-traded company.

As of June 30, 2026, our principal sources of liquidity were cash and cash equivalents of $73.8 million and restricted cash of $0.9 million. We also had $87.6 million in marketable securities that provide additional capital resources. Additionally, a substantial source of our cash provided by operating activities is our deferred revenue, which is included on our condensed consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the term of the subscription agreement. As of June 30, 2026, we had $163.5 million of deferred revenue, all of which was recorded as a current liability. This deferred revenue will be recognized as revenue when or as the related performance obligations are met.

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

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash provided by (used in) operating activities	$13,971	$12,032
Net cash provided by (used in) investing activities	$79,169	$(44,995)
Net cash provided by (used in) financing activities	$(100,431)	$(19,052)

Operating Activities

Our largest source of operating cash is cash collection from sales of subscriptions to our paying customers. Our primary uses of cash from operating activities are for personnel and related expenses, marketing expenses, and third-party hosting-related and software expenses.

Net cash provided by operating activities of $14.0 million for the six months ended June 30, 2026 reflects our net loss of $57.9 million, adjusted by non-cash items of $57.0 million, consisting primarily of stock-based compensation expense of $46.8 million, depreciation and amortization of $6.1 million, non-cash operating lease costs of $2.2 million, and other non-cash adjustments of $2.0 million. Net cash provided by changes in our operating assets and liabilities was $14.9 million. The primary sources of cash from changes in operating assets and liabilities were a $23.4 million increase in deferred revenue driven by the timing of billings in excess of revenue recognized and, a $8.4 million increase in accrued expenses due to the timing of accruals. These sources were partially offset by a $5.5 million decrease in accounts payable due to the timing of payments, a $5.2 million increase in accounts receivable due to the timing of billings and collections, a $4.7 million increase in deferred commissions corresponding with new and renewed customer contracts, a $1.2 million decrease in operating lease liabilities, and a $0.5 million increase in prepaid expenses and other current assets.

Net cash provided by operating activities of $12.0 million for the six months ended June 30, 2025 reflects our net loss of $46.9 million, adjusted by non-cash items such as stock-based compensation expense of $45.1 million, depreciation and amortization of $4.7 million, and non-cash operating lease costs of $2.3 million as well as net cash provided by changes in our operating assets and liabilities of $6.2 million. The net cash provided by changes in operating assets and liabilities primarily consisted of collections outpacing revenue recognized as evidenced through the net increase in cash of $16.7 million from changes in accounts receivable and deferred revenue and a net increase in accrued expenses and accounts payable of $2.7 million. These changes were primarily offset by an increase in prepaid expenses and other current and noncurrent assets of $5.5 million, a $4.7 million increase related to additional payments for deferred commissions during the period, and a $3.0 million decrease in operating lease liabilities.

Investing Activities

Net cash provided by investing activities of $79.2 million for the six months ended June 30, 2026 consisted of $56.8 million of cash received from sales of marketable securities and $36.2 million of cash received from the maturities of marketable securities. These proceeds were partially offset by $10.2 million of purchases of marketable securities, $1.7 million of capitalized internal-use software development costs, $1.7 million in purchases of property and equipment, and $0.2 million of bridge loan issuances.

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

Financing Activities

Net cash used in financing activities of $100.4 million for the six months ended June 30, 2026, primarily consisted of $89.5 million of repurchases of common stock under our share repurchase program, $11.7 million in net tax remittance on equity awards related to the vesting of RSU awards under a withhold-to-cover method, and $0.1 million of cash paid for an acquisition holdback. These were partially offset by $0.9 million in proceeds from the exercise of stock options.

Net cash used in financing activities of $19.1 million for the six months ended June 30, 2025 consisted of $18.6 million in net tax remittance on equity awards related to the vesting of RSU awards under a withhold-to-cover method and $2.5 million in repurchases of common stock. These decreases were partially offset by $2.1 million in proceeds from the exercise of stock options.

Remaining Performance Obligations

Remaining performance obligations (“RPO”) as of June 30, 2026 and 2025, including the expected timing of recognition is as follows:

	As of June 30,
	2026	2025	% Change
	(in thousands, except percentages)
Less than or equal to 12 months	$322,186	$248,520	30%
Greater than 12 months	160,768	109,574	47%
Total remaining performance obligations	$482,954	$358,094	35%

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

Contractual Obligations and Commitments

In April 2025, the Company entered into a new private pricing addendum with Amazon Web Services (“AWS”) for cloud computing infrastructure, which replaced the Company's prior agreement with AWS and terminated the remaining commitments under the prior agreement. Under the terms of the agreement, the Company has a minimum purchase commitment of $326.3 million in AWS services through March 2031. As of June 30, 2026, the Company had utilized $59.1 million of this commitment.

During the six months ended June 30, 2026, there were no additional material changes in our contractual obligations and other commitments outside of those disclosed in the 2025 Form 10-K, other than an increase in our lease commitments. See Note 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our commitments and contingencies.

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

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. There have been no changes to our critical accounting policies and estimates during the six months ended June 30, 2026 as compared to those disclosed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2025 Form 10-K.

Recent Accounting Pronouncements

See Note 1 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds and U.S. government securities. As of June 30, 2026, we had cash and cash equivalents of $73.8 million and marketable securities of $87.6 million. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income on cash and cash equivalents. However, an immediate 10% increase or decrease in interest rates would not have a material effect on the fair value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Our revenue was $343.2 million for the fiscal year ended December 31, 2025 and $194.4 million and $163.2 million for the six months ended June 30, 2026 and 2025, respectively. However, you should not rely on our historical revenue growth as an indication of our future performance.

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

We have experienced net losses in each period since inception. We generated net losses of $88.5 million for the fiscal year ended December 31, 2025 and $57.9 million and $46.9 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $604.3 million. We expect our costs and expenses to increase in future periods. In particular, we intend to continue to invest significant resources in:

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

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers or potential customers. Our ability to grow our revenue and the profitability of our business depends, in part, on demand for software applications generally. Historically, during economic downturns there have been reductions in spending on software applications and services generally, as well as pressure for extended billing terms and other financial concessions. To the extent that economic conditions deteriorate in the United States or abroad, including as a result of inflationary pressures and the responses by central banking authorities to control such inflation, rising interest rates, debt and equity market fluctuations, bank failures, diminished liquidity and credit availability, increased unemployment rates, decreased investor and consumer confidence, political turmoil, the imposition of tariffs (and uncertainty related to the enforceability thereof) and any retaliatory trade protection measures or trade wars that ensue, supply chain challenges, natural catastrophes and the effects of climate change, regional and global conflicts, and terrorist attacks on the United States, Europe, the Middle East, the Asia-Pacific region, or elsewhere, our customers and prospective customers may go out of business or elect to decrease their budgets, which would limit our ability to grow our business and materially adversely affect our financial condition and results of operations. For example, high levels of inflation and rising interest rates, as recently experienced in the United States, may impact businesses across many industries, including ours, by increasing the costs of labor, employee healthcare, components, and freight and shipping, which may further constrain our customers’ or prospective customers’ budgets. To the extent there is a sustained general economic downturn and our AI Analytics Platform is perceived by customers or potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in spending on software applications. In addition, our competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers or prospective customers, and they may be less dependent on key industry events to generate sales for their products. Further, macroeconomic uncertainty may result in an increased pace of consolidation in certain industries. If this were to occur, such consolidation may result in reduced overall spending on our services, particularly if our customers are acquired by organizations that do not use our services. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, financial condition, and results of operations could be materially adversely affected.

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

The market in which we operate is highly competitive, and our ability to compete depends on developments in our technology, including the successful deployment of AI in our products. If we do not compete effectively, our business, financial condition, and results of operations could be materially adversely affected.

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

Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. With the introduction of new technologies, the evolution of our AI Analytics Platform, and new market entrants, we expect competition to intensify in the future. In particular, the market for AI solutions is evolving rapidly. We may not achieve the intended benefits of our AI initiatives, and our competitors may integrate AI into their products or market their AI solutions more effectively than we do, which could materially adversely affect our business, financial condition, and results of operations. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins, financial losses, or the failure of our AI Analytics Platform to achieve or maintain more widespread market acceptance, any of which could harm our business.

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

We expect that increased investment will be required in the future to continuously improve our use of AI Technologies. Our efforts to develop and improve proprietary AI models may increase our operating costs and could be limited by our access to processing infrastructure or training data. We may be dependent on third-party providers for such resources, and we cannot control the availability or pricing of such resources, particularly in a highly competitive environment where demand for processing capacity and high-quality training data continues to grow. As with many technological innovations, there are significant risks involved in developing, maintaining, and deploying AI Technologies and there can be no assurance that the usage of, or our investments in, such AI Technologies will always be beneficial to our products or services, or business, including our efficiency or profitability.

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

We are in varying stages of development in relation to our products involving AI Technologies. The continuous development, maintenance, and operation of our AI Technologies is complex, and may involve unforeseen difficulties including material performance problems, undetected defects, or errors. We may not be successful in our ongoing development and maintenance of these technologies in the face of novel and evolving technical, reputational, and market factors. For instance, the models underlying our AI

Technology can experience degradation (also known as "model drift") in which their performance and accuracy decrease over time without further human intervention to detect and correct such degradation. Any failure to identify and remediate such model drift in a timely manner could adversely affect the quality of our AI-powered products and services.

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

Additionally, any output data created using AI Technologies, including LLMs, may not be subject to copyright protection which may adversely affect our intellectual property rights in, or ability to commercialize or use, the output data. In the United States, a number of civil lawsuits have been initiated related to the foregoing and other concerns, the outcome of any one of which may, among other things, require us to limit the ways in which we use AI Technologies in our business. While AI-related lawsuits to date have generally focused on the AI service providers themselves, our use of any output produced by AI Technologies may expose us to claims, increasing our risks of liability. For example, the output data produced by certain AI Technologies may include information subject to certain privacy laws or constitute an unauthorized derivative work of the copyrighted material used in training the underlying AI Technologies, any of which could also create a risk of liability for us, or adversely affect our customers and our business or operations. While some providers of AI Technologies offer to indemnify their end users for any copyright or other intellectual property infringement claims arising from the output of their AI Technologies, we may not be successful in adequately recovering our losses in connection with such claims under any such indemnification provisions.

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

We may also use AI Technologies, including tools provided by third parties, to assist in the development of our own software code. While use of such tools may make our development processes more efficient, AI Technologies have in some cases generated content that is "substantially similar" to proprietary or open-source code on which the AI tool was trained. If the AI Technologies we use in our development processes generate code that is substantially similar to other proprietary code, or to software processes that are protected by patent, we could be subject to intellectual property infringement claims. We may also not be able to anticipate and detect security vulnerabilities in such AI-generated software code. Additionally, to the extent we use third-party AI Technologies to develop software code, the terms of use of those tools may provide that the third-party provider retains certain rights in the generated code.

Issues relating to the responsible use of our technologies, including AI Technologies in our AI Analytics Platform, may result in reputational or financial harm and liability.

Concerns relating to the responsible use of new and evolving technologies, such as AI Technologies, in our AI Analytics Platform may result in reputational or financial harm and liability and may cause us to incur costs to resolve such issues. AI Technologies pose emerging legal, security, social, and ethical issues and present risks and challenges that could affect adoption, and therefore our business. If we enable or offer solutions that draw controversy due to their perceived or actual impact on society, such as AI Technologies solutions that have unintended consequences, infringe copyright, or are controversial because of their impact on privacy, employment, or other social or economic issues, or if we are unable to develop effective internal policies and frameworks relating to the responsible development and use of AI Technologies within our product offerings, we may experience brand or reputational harm, competitive harm, financial harm, and/or legal liability. Our failure to adequately address applicable legal and regulatory requirements relating to the responsible use of AI Technologies by us or others could undermine public confidence and slow adoption of our products and services or cause reputational or financial harm.

We have incorporated, and expect to further integrate, AI Technologies into our internal processes and operations. The use of AI Technologies in our internal processes and operations present business, compliance and reputational risks.

Our efforts to leverage AI Technologies to improve internal functions and operations present further risks and challenges. The use of AI to support business operations and decision-making carries inherent risks related to data privacy and security, including the intended, unintended, or inadvertent transmission or exposure of proprietary, sensitive or personal information, as well as risks associated with the implementation, integration, and ongoing maintenance of AI tools. The misuse or misappropriation of data could have an adverse impact on our reputation and could subject us to legal and regulatory investigations and/or actions. In addition, AI systems may generate inaccurate, incomplete, biased, or misleading outputs, and reliance on such outputs could materially adversely affect our operations and decision‑making. Our use of AI Technologies may also give rise to intellectual property or other legal risks, including potential claims related to the use of data, models, or outputs generated by such systems. In addition, there may be errors or failures in how we design, implement, monitor, document or govern our internal use of AI tools. If we are unable to effectively leverage AI Technology in our internal processes and operations, or if we fail to use AI Technology responsibly, our productivity, operational efficiency, or effectiveness may suffer. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

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

During the six months ended June 30, 2026, we implemented the 2026 Restructuring Program in two phases, consisting of executive leadership changes in the first phase and a broader organizational reorganization in the second phase, intended to streamline operations, better align our cost structure with our business priorities, and reduce operating costs, which resulted in a reduction of approximately 5% of our workforce during the six months ended June 30, 2026. The 2026 Restructuring Program may result in unintended consequences and costs, including costs associated with attrition beyond our intended reduction in force, a decrease in morale among employees, adverse impacts on our ability to recruit and hire qualified personnel in the future, and the loss of institutional knowledge and expertise, which could result in losses in future periods or otherwise prevent us from realizing, in full or in part, the anticipated benefits and savings from the 2026 Restructuring Program. Any failure to preserve our culture could harm our business, including our ability to retain and recruit personnel, innovate and operate effectively, and execute on our business strategy.

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

There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with, or effective in protecting our systems and information and despite the implementation of security measures, our information technology systems, as well as those of third parties with which we have relationships, are not fully secure from, and may be vulnerable to a range of cybersecurity risks and threats, including cyberattacks, denial and degradation-of-service attacks, ransomware attacks, business email compromises, computer malware, malicious code, misconfigurations, "bugs," viruses, and social engineering (including phishing) which are prevalent in our industry and our customers’ industries. In addition, we, as well as those third parties with which we have relationships, may experience attacks, unavailable systems, unauthorized access to systems or data, or disclosure due to natural disasters, terrorism, war, telecommunication and electrical failures, hacking, employee theft or misuse, human error, fraud, denial and degradation-of-service attacks, sophisticated nation-state and nation-state-supported actors, and advanced persistent threat intrusions. Electronic security attacks designed to gain access to personal, sensitive, or confidential data are increasing in number, constantly evolving, and such attacks continue to grow in sophistication. The techniques and tools – including AI Technology – may be used to sabotage, or to obtain unauthorized access to, our platform, information technology systems, networks, or physical facilities in which Confidential Information is stored or through which Confidential Information is transmitted change frequently, and we may be unable to anticipate or implement adequate preventative measures against all such techniques in every instance or stop security breaches while they are occurring. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. As a result of our continued hybrid work environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our and our service providers’ employees who are, and may continue, working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. We have previously been, and may in the future become, the target of cyberattacks by third parties seeking unauthorized access to our Confidential Information or to disrupt our operations or ability to provide our services.

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

For the year ended December 31, 2025 and the six months ended June 30, 2026 and 2025, 39%, 40%, and 39% of our revenue was generated outside the United States, respectively. A component of our growth strategy involves the further expansion of our operations and customer base internationally, which will require significant dedication of management attention and financial resources. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. Our sales organization outside the United States is substantially smaller than our sales organization in the United States, and to date, only a very small portion of our sales has been driven by resellers or other channel partners. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity and limited channel partners, we may be unable to effectively grow in international markets.

Our current and future international business and operations involve a variety of risks, including:

•
slower than anticipated public cloud adoption by international businesses;
•
changes, which may be unexpected, in a specific country’s or region’s political, economic, or legal and regulatory environment, including armed conflicts, pandemics, terrorist activities, tariffs (and uncertainty related to the enforceability thereof), trade wars, or long-term environmental risks;
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

We are continuing to monitor the situation in Ukraine and assess its impact on our business, including our business partners and customers. Such circumstances, combined with sanctions, have resulted in disruptions to our customers' businesses in the impacted regions, including, at times, their ability to pay for our services.

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

For the year ended December 31, 2025 and the six months ended June 30, 2026 and 2025, our research and development expenses were 28%, 30%, and 29% of our revenue, respectively. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our business may be harmed. Moreover, research and development projects can be technically challenging and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling products and generate revenue, if any, from such investment. Additionally, anticipated customer demand for a product or service we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such product or service. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of products that are competitive in our current or future markets, our business, financial condition, and results of operations would be materially adversely affected.

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

Already, certain existing legal regimes (e.g., relating to data privacy) regulate certain aspects of AI Technologies, and new laws regulating AI Technologies have either entered into force in the United States and the EU or are expected to enter into force in the future. In the United States, the regulatory framework for AI Technologies faces significant uncertainty. At the federal level, Congress has yet to enact meaningful AI legislation. Instead, federal policy on AI has been shaped by a series of executive orders that have shifted priorities and requirements substantially depending on the administration in power. In the absence of federal AI legislation, states have filled the void by enacting laws regulating different aspects of AI Technologies. For example, California has enacted laws and regulations related to AI safety protocols, reporting and transparency, among other AI-related topics. In addition, Utah’s Artificial Intelligence Policy Act establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interactions, and the Texas Responsible Artificial Intelligence Governance Act prohibits the development and deployment of AI systems for certain purposes while establishing a regulatory sandbox. Moreover, various state AI laws and comprehensive state privacy laws, including the California Consumer Privacy Act (“CCPA”), regulate the use of automated decision-making technology that results in legal or similarly significant effects on individuals, and provide rights to individuals with respect to that automated decision-making. Numerous other states have enacted, passed, or are considering AI-focused legislation, creating a patchwork of regulations and a complex compliance challenge. However, the durability of these laws and the potential of additional state-level legislative activity faces uncertainty following President Trump’s December 2025 Executive Order “Ensuring a National Policy Framework for Artificial Intelligence.” This Executive Order establishes a federal policy favoring a uniform national AI regulatory framework designed to promote innovation and U.S. global competitiveness. The order directs federal agencies to identify, challenge, and potentially pre-empt state and local AI laws that are viewed as inconsistent with or burdensome to this national approach. It remains to be seen how agencies will effectuate this directive, and how states will approach AI legislation moving forward. Additionally, the Trump administration may continue to rescind existing federal orders and/or administrative policies relating to AI Technologies or may implement new executive orders and/or other rule making relating to AI Technologies in the future. Accordingly, the scope and direction of orders, policies, rules and regulations related to AI Technologies at the federal level in the United States in the near future is uncertain. Any such changes at the federal level could require us to expend significant resources to modify our products, services, or operations to ensure compliance or remain competitive. Further, any failure or perceived failure by us to comply with existing or newly enacted laws, regulations and other requirements relating to AI Technologies could result in legal claims or proceedings (including class actions), regulatory investigations or enforcement actions.

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

In addition, we have filed registration statements to register all shares subject to options and restricted stock units (“RSU”) outstanding or reserved for future issuance under our equity compensation plans. As of June 30, 2026, we had options outstanding that, if fully exercised, would result in the issuance of 9,364,213 shares of Class A common stock, as well as 20,823,544 shares of Class A common stock subject to RSUs.

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

As our company grows and evolves, we may need to implement more complex organizational management structures, adapt our corporate culture and work environments, streamline our organization, or adjust the size and structure of our workforce to scale for the future and execute our long-term growth plan. These changes could have an adverse impact on our corporate culture and employee morale, which could, in turn, adversely affect our reputation as an employer and harm our ability to retain and recruit personnel. Our restructuring efforts, including the 2026 Restructuring Program described elsewhere in this Quarterly Report, could exacerbate these risks and further harm our ability to retain and recruit personnel. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and growth prospects could be materially adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Company Purchases of Equity Securities

Stock repurchases during the three months ended June 30, 2026 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program(2)
				(in thousands)
April 1, 2026 through April 30, 2026	—	—	—	$105,348
May 1, 2026 through May 31, 2026	7,901,098	$6.58	7,901,098	$53,556
June 1, 2026 through June 30, 2026	2,284,117	$7.42	2,284,117	$36,615
Total	10,185,215		10,185,215

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

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Trading Arrangements of Section 16 Reporting Persons

On June 2, 2026, Nathaniel Crook, our Chief Commercial Officer, adopted a Rule 10b5-1 trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 300,000 shares of our Class A common stock until November 30, 2026.

On June 11, 2026, Anne Skates, spouse of our Chief Executive Officer, Spenser Skates, adopted a Rule 10b5-1 trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 535,000 shares of our Class A common stock until December 31, 2027.

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

Amplitude, Inc.

Date: August 5, 2026	By:	/s/ Spenser Skates
Spenser Skates
Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2026	By:	/s/ Andrew Casey
Andrew Casey
Chief Financial Officer (Principal Financial and Accounting Officer)