Form 10-Q
period 2026-09-30
Amplitude, Inc.
filed 2026-11-05
CIK 1866692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 2, 2026, there were 104,103,514 shares of the registrant's Class A common stock and 23,394,442 shares of the registrant's Class B common stock, each with a $0.00001 par value per share, outstanding.

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
•
our ability to acquire new customers;
•
our ability to increase usage of our AI-powered platform and upsell and cross-sell additional products;
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
•
Our development and use of machine learning and generative artificial intelligence technologies (collectively, “AI Technologies”) within our AI-powered platform may not achieve their intended benefits and may expose us to technical, legal, and regulatory risks, which could have a material adverse effect on our business, financial condition, and results of operations.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AMPLITUDE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	As of September 30, 2026	As of December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$58,856	$81,119
Restricted cash, current	52	—
Marketable securities, current	81,660	110,882
Accounts receivable, net of allowance for doubtful accounts of $1,639 and $1,046 as of September 30, 2026 and December 31, 2025, respectively	41,194	23,423
Prepaid expenses and other current assets	25,770	22,859
Deferred commissions, current	21,066	18,380
Total current assets	228,598	256,663
Marketable securities, non-current	13,771	60,543
Property and equipment, net	18,001	18,632
Intangible assets, net	14,344	6,376
Goodwill	25,180	25,180
Restricted cash, non-current	850	850
Deferred commissions, non-current	40,578	35,135
Operating lease right-of-use assets	7,473	9,045
Other non-current assets	7,877	8,260
Total assets	$356,672	$420,684
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,975	$5,734
Accrued expenses	45,582	37,124
Deferred revenue	166,001	121,888
Total current liabilities	219,558	164,746
Operating lease liabilities, non-current	4,521	6,882
Other non-current liabilities	4,716	3,710
Total liabilities	228,795	175,338
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value per share; 20,000 shares authorized as of September 30, 2026 and December 31, 2025; zero shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A common stock, $0.00001 par value per share; 600,000 shares authorized as of September 30, 2026 and December 31, 2025; 103,850 and 104,400 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1	1
Class B common stock, $0.00001 par value per share; 600,000 shares authorized as of September 30, 2026 and December 31, 2025; 23,469 and 29,633 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	757,015	791,146
Accumulated other comprehensive income	(334)	589
Accumulated deficit	(628,805)	(546,390)
Total stockholders’ equity	127,877	245,346
Total liabilities and stockholders’ equity	$356,672	$420,684

See accompanying notes to condensed consolidated financial statements.

AMPLITUDE, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$110,644	$88,564	$305,023	$251,788
Cost of revenue	36,250	23,074	93,244	66,091
Gross profit	74,394	65,490	211,779	185,697
Operating expenses:
Research and development	33,507	26,612	92,484	74,239
Sales and marketing	48,296	48,306	148,256	139,407
General and administrative	17,213	16,222	52,041	48,994
Restructuring and other related charges	—	—	2,934	—
Total operating expenses	99,016	91,140	295,715	262,640
Loss from operations	(24,622)	(25,650)	(83,936)	(76,943)
Other income (expense), net	1,207	2,590	4,929	8,317
Loss before provision for (benefit from) income taxes	(23,415)	(23,060)	(79,007)	(68,626)
Provision for (benefit from) income taxes	1,109	926	3,408	2,259
Net loss	$(24,524)	$(23,986)	$(82,415)	$(70,885)
Net loss per share attributable to Class A and Class B common stockholders:
Basic and diluted	$(0.19)	$(0.18)	$(0.64)	$(0.54)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders:
Basic and diluted	125,988	132,997	129,530	131,364

Other comprehensive income (loss)
Net unrealized gains (losses) on marketable securities	(197)	182	(923)	522
Comprehensive loss	$(24,721)	$(23,804)	$(83,338)	$(70,363)

See accompanying notes to condensed consolidated financial statements.

AMPLITUDE, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(unaudited)

	Class A and Class B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2025	134,033	$1	$791,146	$589	$(546,390)	$245,346
Stock-based compensation expense	—	—	20,773	—	—	20,773
Forfeiture of unvested shares issued in connection with acquisition	(258)	—	—	—	—	—
Exercise of stock options	377	—	459	—	—	459
Vesting of restricted stock units	1,924	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units	(737)	—	(4,674)	—	—	(4,674)
Tax on share repurchases	—	—	(123)	—	—	(123)
Repurchase of common stock	(2,755)	—	(20,728)	—	—	(20,728)
Net loss	—	—	—	—	(23,274)	(23,274)
Other comprehensive income (loss), net	—	—	—	(474)	—	(474)
Balance at March 31, 2026	132,584	$1	$786,853	$115	$(569,664)	$217,305
Stock-based compensation expense	—	—	27,197	—	—	27,197
Exercise of stock options	114	—	421	—	—	421
Issuance of common stock under employee stock purchase plan	441	—	2,318	—	—	2,318
Vesting of restricted stock units	2,994	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units	(1,136)	—	(6,901)	—	—	(6,901)
Tax on share repurchases	—	—	(540)	—	—	(540)
Repurchase of common stock	(10,185)	—	(68,733)	—	—	(68,733)
Net loss	—	—	—	—	(34,617)	(34,617)
Other comprehensive income (loss), net	—	—	—	(252)	—	(252)
Balance at June 30, 2026	124,812	$1	$740,615	$(137)	$(604,281)	$136,198
Stock-based compensation expense	—	—	28,341	—	—	28,341
Exercise of stock options	848	—	2,456	—	—	2,456
Vesting of restricted stock units	2,784	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units	(1,125)	—	(14,643)	—	—	(14,643)
Tax on share repurchases	—	—	246	—	—	246
Net loss	—	—	—	—	(24,524)	(24,524)
Other comprehensive income (loss), net	—	—	—	(197)	—	(197)
Balance at September 30, 2026	127,319	$1	$757,015	$(334)	$(628,805)	$127,877

See accompanying notes to condensed consolidated financial statements.

AMPLITUDE, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(unaudited)

	Class A and Class B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2024	129,188	$1	$754,398	$6	$(457,849)	$296,556
Stock-based compensation expense	—	—	21,355	—	—	21,355
Exercise of stock options	534	—	1,529	—	—	1,529
Vesting of restricted stock units	1,805	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units	(670)	—	(8,069)	—	—	(8,069)
Net loss	—	—	—	—	(22,231)	(22,231)
Other comprehensive income (loss), net	—	—	—	320	—	320
Balance at March 31, 2025	130,857	$1	$769,213	$326	$(480,080)	$289,460
Stock-based compensation expense	—	—	25,633	—	—	25,633
Exercise of stock options	149	—	591	—	—	591
Issuance of common stock under employee stock purchase plan	208	—	1,682	—	—	1,682
Vesting of restricted stock units	2,347	—	-	—	—	—
Tax withholding on net share settlement of restricted stock units	(879)	—	(10,677)	—	—	(10,677)
Repurchase of common stock	(204)	—	(2,537)	—	—	(2,537)
Net loss	—	—	—	—	(24,668)	(24,668)
Other comprehensive income (loss), net	—	—	—	20	—	20
Balance at June 30, 2025	132,478	$1	$783,905	$346	$(504,748)	$279,504
Stock-based compensation expense	—	—	26,169	—	—	26,169
Exercise of stock options	561	—	1,875	—	—	1,875
Issuance of common stock in connection with an acquisition	356	—	905	—	—	905
Vesting of restricted stock units	2,298	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units	(932)	—	(10,676)	—	—	(10,676)
Repurchase of common stock	(1,056)	—	(11,745)	—	—	(11,745)
Net loss	—	—	—	—	(23,986)	(23,986)
Other comprehensive income (loss), net	—	—	—	182	—	182
Balance at September 30, 2025	133,705	$1	$790,433	$528	$(528,734)	$262,228

See accompanying notes to condensed consolidated financial statements.

AMPLITUDE, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows provided by (used in) operating activities:
Net loss	$(82,415)	$(70,885)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,593	7,128
Stock-based compensation expense	74,467	70,218
Non-cash operating lease costs	3,247	3,332
Bad debt expense	872	89
Other	1,223	905
Changes in operating assets and liabilities:
Accounts receivable	(9,250)	(8,533)
Prepaid expenses and other current assets	(2,667)	(2,483)
Deferred commissions	(8,129)	(6,986)
Other non-current assets	382	(1,062)
Accounts payable	1,755	4,538
Accrued expenses	7,780	2,936
Deferred revenue	25,929	21,863
Operating lease liabilities	(1,683)	(4,071)
Net cash provided by (used in) operating activities	21,104	16,989
Cash flows provided by (used in) investing activities:
Cash received from maturities of marketable securities	56,631	41,283
Cash received from sale of marketable securities	56,844	—
Purchases of marketable securities	(38,986)	(100,320)
Purchase of property and equipment	(2,180)	(1,436)
Capitalization of internal-use software costs	(2,545)	(3,259)
Issuance of bridge loan	(186)	—
Cash paid for acquisitions, net of cash acquired	—	(3,094)
Net cash provided by (used in) investing activities	69,578	(66,826)
Cash flows provided by (used in) financing activities:
Proceeds from the exercise of stock options	3,336	3,995
Cash received for tax withholding obligations on equity award settlements	3,415	3,203
Cash paid for tax withholding obligations on equity award settlements	(29,120)	(32,530)
Repurchase of common stock	(89,461)	(14,282)
Excise tax paid on share repurchases	(663)	—
Cash paid for acquisition holdback	(400)	—
Net cash provided by (used in) financing activities	(112,893)	(39,614)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(22,211)	(89,451)
Cash, cash equivalents, and restricted cash at beginning of period	81,969	172,559
Cash, cash equivalents, and restricted cash at end of period	$59,758	$83,108
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$682	$840
Non-cash investing and financing activities:
Purchases of property and equipment included in liabilities	$29	$11
Stock-based compensation capitalized as internal-use software costs	$1,844	$2,939
Asset retirement obligations incurred	$176	$—

See accompanying notes to condensed consolidated financial statements.

AMPLITUDE, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)
Summary of Business and Significant Accounting Policies

Description of Business

Amplitude, Inc. (the “Company”) was incorporated in the State of Delaware in 2011 and is headquartered in San Francisco, California. The Company provides an AI-powered platform that helps businesses understand customer behavior, improve digital experiences, and measure the impact of product and marketing decisions. The platform combines analytics, customer feedback, AI agents, experimentation, and feature management to help teams decide what to build or change and test whether those changes improve business results.

The Company provides access to its platform over the Internet through cloud-based subscription software services. The Company’s arrangements with customers do not provide customers with the right to take possession of the software supporting the cloud-based services at any time. The Company also offers customer support related to initial implementation and setup, ongoing support services, and application training.

Segment Information

The Company has a single operating and reportable segment. The software segment provides customers access to an AI-powered platform through cloud-based subscription software services. The Company derives revenue primarily in the United States and manages the business activities on a consolidated basis. The accounting policies of the software segment are the same as those described in the summary of significant accounting policies.

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

The following tables set forth operating segment information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$110,644	$88,564	$305,023	$251,788
Less:
Cost of revenue(1)	33,611	21,293	86,684	61,204
Research and development(1)	22,118	17,203	61,570	47,720
Sales and marketing(1)	37,389	37,961	117,959	110,639
General and administrative(1)	11,875	11,539	36,915	35,250
Other segment expenses	30,273	26,218	85,831	73,918
Other income	(1,207)	(2,590)	(4,929)	(8,317)
Provision for income taxes	1,109	926	3,408	2,259
Consolidated net loss	$(24,524)	$(23,986)	$(82,415)	$(70,885)

(1)
Amounts exclude other segment expenses as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock-based compensation expense and related employer payroll taxes	$28,755	$25,744	$76,633	$72,828
Amortization of acquired intangible assets	1,218	474	2,744	1,090
Acquisition-related costs	—	—	3,220	—
Restructuring and other related charges	—	—	2,934	—
Impairment of capitalized software	300	—	300	—
Total other segment expenses	$30,273	$26,218	$85,831	$73,918

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

The unaudited condensed consolidated balance sheet as of September 30, 2026, included herein, was derived from the unaudited financial statements as of that date, but does not include all disclosures, including certain notes required by U.S. GAAP on an annual reporting basis. In management’s opinion, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to state fairly the balance sheet, statements of operations and comprehensive loss, statements of stockholders’ equity, and statements of cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.

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

No customer accounted for 10% or more of total revenue for the three and nine months ended September 30, 2026 and 2025. As of September 30, 2026 and December 31, 2025, no customer represented 10% or more of accounts receivable.

Significant Accounting Policies

The Company's significant accounting policies are described in the 2025 Form 10-K. There have been no significant changes to these policies that have had a material impact on the Company’s condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2026.

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

(2)
Revenue from Contracts with Customers

Deferred Revenue and Remaining Performance Obligations

The amount of revenue recognized in the nine months ended September 30, 2026 that was included in deferred revenue as of December 31, 2025 was $114.6 million.

As of September 30, 2026 and December 31, 2025, unrecognized transaction price related to remaining performance obligations was $496.9 million and $417.7 million, respectively. The Company’s remaining performance obligations as of September 30, 2026 and December 31, 2025 are expected to be recognized as follows (in thousands):

	As of September 30, 2026	As of December 31, 2025
Less than or equal to 12 months	$330,818	$267,448
Greater than 12 months	166,075	150,271
Total remaining performance obligations	$496,893	$417,719

Disaggregation of Revenue

The following table shows the Company’s disaggregation of revenue by geographic areas, as determined based on the address of the Company's customers for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$67,016	$54,411	$184,114	$154,015
International	43,628	34,153	120,909	97,773
Total revenue	$110,644	$88,564	$305,023	$251,788

Deferred Commissions

Commissions paid upon the initial acquisition of a contract are deferred and then amortized on a straight-line basis over a period of benefit, determined to be five years. Commissions paid for subsequent renewals are amortized over the renewal term. The following table represents a roll forward of the Company’s deferred commissions for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$58,248	$47,376	$53,515	$42,651
Additions to deferred commissions	8,869	6,777	23,661	19,545
Amortization of deferred commissions	(5,473)	(4,516)	(15,532)	(12,559)
Ending balance	61,644	49,637	61,644	49,637
Deferred commissions, current	21,066	17,255	21,066	17,255
Deferred commissions, non-current	40,578	32,382	40,578	32,382
Total deferred commissions	$61,644	$49,637	$61,644	$49,637

(3)
Balance Sheet Components

The following tables show the Company’s financial statement details as of September 30, 2026 and December 31, 2025.

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents, and restricted cash consisted of the following (in thousands):

	As of September 30, 2026	As of December 31, 2025
Cash and cash equivalents	$58,856	$81,119
Restricted cash, current	52	—
Restricted cash, non-current	850	850
Total cash, cash equivalents, and restricted cash	$59,758	$81,969

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of September 30, 2026	As of December 31, 2025
Prepaid hosting	$7,069	$8,399
Other prepaid expenses and other assets	18,701	14,460
Total prepaid expenses and other current assets	$25,770	$22,859

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of September 30, 2026	As of December 31, 2025
Accrued hosting	$3,791	$3,289
Accrued commission and bonus	12,749	17,457
Accrued payroll and employee related taxes	5,714	3,542
2021 Employee Stock Purchase Plan withholding	1,794	1,284
Operating lease liabilities, current	4,808	2,686
Customer refunds and credits	2,072	1,421
Non-income tax liabilities	1,410	1,389
Accrued services	10,028	4,840
Other accrued liabilities	3,216	1,216
Total accrued expenses	$45,582	$37,124

(4)
Fair Value Measurements

The following table summarizes, for financial assets measured at fair value, the respective fair value and classification by level of input within the fair value hierarchy (in thousands):

	As of September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$20,052	$—	$—	$20,052
Level 2:
Cash equivalents(1)
U.S. governmental and agency securities	1,001	—	—	1,001
Available-for-sale securities
Corporate debt securities	1,117	—	—	1,117
U.S. governmental and agency securities	94,648	2	(336)	94,314
Total	$116,818	$2	$(336)	$116,484

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$44,348	$—	$—	$44,348
Level 2:
Available-for-sale securities
U.S. governmental and agency securities	170,836	589	—	171,425
Total	$215,184	$589	$—	$215,773

(1)
Included as “Cash and cash equivalents” on the Company’s condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, in addition to cash of $37.8 million and $36.8 million, respectively.

The Company uses quoted prices in active markets for identical assets to determine the fair value of the Company's Level 1 investments. The fair value of the Company's Level 2 investments is determined using pricing based on quoted market prices or alternative market observable inputs.

The fair value of the Company's available-for-sale securities as of September 30, 2026, by remaining contractual maturities, was as follows (in thousands):

As of September 30, 2026
Due in one year or less	$81,660
Due in greater than one year	13,771
Total	$95,431

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

Intangible Assets Other Than Goodwill

Intangible assets, net consisted of the following (in thousands):

	As of September 30, 2026			As of December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$19,885	$(8,823)	$11,062	$12,798	$(6,838)	$5,959
Customer related	3,953	(1,712)	2,241	1,631	(1,214)	417
Trade name	373	(209)	164	90	(90)	—
Order backlog	1,020	(143)	877	—	—	—
Intangible assets, net	$25,231	$(10,887)	$14,344	$14,519	$(8,142)	$6,376

Amortization expense of intangible assets was $1.2 million and $2.7 million for the three and nine months ended September 30, 2026, respectively, and $0.5 million and $1.1 million for the three and nine months ended September 30, 2025, respectively.

As of September 30, 2026, future amortization expense is expected to be as follows (in thousands):

Expected Future Amortization Expense
Remainder of 2026	$1,216
2027	4,594
2028	4,237
2029	2,644
2030	1,318
2031	335
Total	$14,344

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

The Company has reserved shares of its common stock as follows:

	As of September 30, 2026	As of December 31, 2025
2014 Stock Option and Grant Plan and 2021 Incentive Award Plan:
Equity plan stock options outstanding	8,503,914	9,855,901
RSUs outstanding	20,442,718	14,049,044
Shares available for future issuance	14,656,065	19,038,398
2021 Employee Stock Purchase Plan:
Shares available for future issuance	6,544,822	5,649,309
Total reserved shares	50,147,519	48,592,652

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

2021 Incentive Award Plan

In August 2021, the Company's board of directors adopted, and its stockholders approved, the 2021 Plan, which became effective in connection with the Direct Listing. The 2021 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSU awards, performance bonus awards, performance stock units, dividend equivalent awards and other forms of equity compensation (collectively, “equity awards”). As of September 30, 2026, a total of 14,656,065 shares of the Company's Class A common stock were available for future issuance under the 2021 Plan in addition to (i) any shares available for issuance under the 2014 Plan as of the effective date of the 2021 Plan, (ii) the number of shares represented by awards outstanding under the Company's 2014 Plan (“Prior Plan Awards”) that become available upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class A common stock underlying outstanding stock awards granted under the 2014 Plan, and (iii) an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (A) 5% of the shares of the Company's common stock outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the Company's board of directors; provided, however, that no more than 88,000,000 shares of stock may be issued upon the exercise of incentive stock options.

Stock Option Awards

Stock options granted under the 2014 Plan and the 2021 Plan (collectively, the “combined stock plans”) generally vest based on continued service over four years.

Option activity under the combined stock plans for the nine months ended September 30, 2026 is set forth below:

			Weighted
		Weighted	average	Aggregate
	Outstanding	average	remaining	intrinsic
	stock	exercise	contractual	value (in
	options	price	life (years)	thousands)
Balance as of December 31, 2025	9,855,901	$4.63	4.31	$68,642
Granted	—	—
Exercised	(1,339,987)	$2.49
Cancelled/forfeited	(12,000)	$0.30
Balance as of September 30, 2026 (1)	8,503,914	$4.99	3.68	$76,405
Exercisable as of September 30, 2026	8,391,414	$4.86	3.65	$76,405

(1)
As no forfeitures are estimated due to the Company’s adoption of ASU No. 2016-09, all options are vested or expected to vest. As of September 30, 2026, no options were outstanding that were subject to a future performance condition.

The aggregate intrinsic values of options are calculated as the difference between the exercise price of the options and the market price for shares of the Company’s Class A common stock as of each period-end. The total intrinsic value of options exercised for the nine months ended September 30, 2026 and 2025 was $10.1 million and $9.3 million, respectively.

No stock options were granted in the nine months ended September 30, 2026 and 2025. No tax benefits were realized from options during the periods.

As of September 30, 2026, total unrecognized stock-based compensation expense related to options outstanding under the combined stock plans was $0.8 million. This unrecognized expense as of September 30, 2026 is expected to be recognized over the weighted average remaining vesting period of 0.74 years. As of September 30, 2026, the Company had non-employee stock options exercisable for up to 179,500 shares of Class A common stock outstanding under the combined stock plans.

The fair value of each option granted to employees under the 2021 Plan is estimated on the grant date using the Black-Scholes pricing model.

Restricted Stock Units

RSUs granted under the 2021 Plan generally vest based on continued service. During the three and nine months ended September 30, 2026, the Company recorded $27.7 million and $73.4 million in stock-based compensation related to RSUs, respectively.

The total fair value of RSUs vested during the nine months ended September 30, 2026 and 2025 was $70.6 million and $76.6 million, respectively. As of September 30, 2026, total unrecognized stock-based compensation expense related to RSUs was $166.6 million. This unrecognized expense as of September 30, 2026 is expected to be recognized over the weighted average remaining vesting period of 2.00 years. As of September 30, 2026, the Company had 223,077 shares of non-employee RSUs outstanding under the combined stock plans.

RSU activity during the nine months ended September 30, 2026 was as follows:

	Restricted stock units	Weighted- average grant date fair value per share
Balance as of December 31, 2025	14,049,044	$10.16
Granted	16,838,820	$7.59
Vested	(7,701,752)	$9.17
Cancelled/forfeited	(2,743,394)	$8.81
Balance as of September 30, 2026	20,442,718	$8.61

2021 Employee Stock Purchase Plan

In August 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective in connection with the Direct Listing. The ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. As of September 30, 2026, a total of 6,544,822 shares of the Company’s Class A common stock were available for future issuance under the ESPP, in addition to any annual automatic evergreen increases in the number of shares of Class A common stock reserved for future issuance under the ESPP. The ESPP offers employees the option to purchase shares through a series of consecutive 12-month offering periods commencing on May 15th and November 15th of each year. The price at which Class A common stock is purchased under the ESPP is equal to the lower of (i) 85% of the closing trading price per share of the Company's Class A common stock on the first trading date of an offering period in which a participant is enrolled or (ii) 85% of the closing trading price per share on the purchase date, which will occur on the last trading day of each purchase period, or such other price designated by the administrator.

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

As of September 30, 2026, 2.2 million shares have been purchased under the ESPP. During the three and nine months ended September 30, 2026, the Company recognized $0.4 million and $2.0 million of stock-based compensation expense related to the ESPP, respectively. As of September 30, 2026, total unrecognized compensation cost related to the ESPP was $0.4 million, which will be amortized over a weighted average period of 0.49 years.

Stock-based compensation expense, net of actual forfeitures, is reflected in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$2,003	$1,405	$4,754	$4,141
Research and development	10,524	9,131	26,225	25,294
Sales and marketing	10,054	10,034	28,849	27,593
General and administrative	5,120	4,546	14,639	13,190
Total stock-based compensation expense	$27,701	$25,116	$74,467	$70,218

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

During the nine months ended September 30, 2026, the Company repurchased 12,940,579 shares of Class A common stock for an aggregate amount of $89.5 million, including broker commission fees. Shares repurchased by the Company are immediately retired and returned to the status of authorized and unissued. The cost paid to repurchase shares in excess of the par value is recorded to additional paid-in capital on the Company’s condensed consolidated balance sheet. As of September 30, 2026, a total of $36.6 million remains available for future repurchases under the Repurchase Program.

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

No share repurchases (other than share repurchases under the Repurchase Program discussed above) were made during the nine months ended September 30, 2026.

(7)
Income Taxes

The Company had an effective tax rate of (4.7)% and (4.3)% for the three and nine months ended September 30, 2026, respectively, and (4.0)% and (3.3)% for the three and nine months ended September 30, 2025, respectively. The Company continues to incur U.S. operating losses and has minimal profits in its foreign jurisdictions.

During the three and nine months ended September 30, 2026 and 2025, the Company evaluated all available evidence, both positive and negative, including historical levels of income, along with expectations and risks associated with estimates of future taxable income, and determined that it is more likely than not that its net deferred tax assets will not be realized in the United States. Due to uncertainties surrounding the realization of the deferred tax assets, the Company continues to maintain a full valuation allowance against its net deferred tax assets within the United States.

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

(8)
Operating Leases

Supplemental cash flow information related to operating leases was as follows (in thousands):

Nine Months Ended September 30, 2026
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,186
Cash paid for operating lease liabilities	$1,683

Future minimum lease payments under non-cancellable operating leases with initial lease terms in excess of one year included in the Company’s lease liabilities as of September 30, 2026 were as follows (in thousands):

Year ending December 31:
Remainder of 2026	$1,217
2027	4,467
2028	3,348
2029 and thereafter	492
Total undiscounted operating lease payments	$9,524
Less: imputed interest	(195)
Total operating lease liabilities	$9,329

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

(10)
Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss attributable to Class A and Class B common stockholders	$(24,524)	$(23,986)	$(82,415)	$(70,885)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	125,988	132,997	129,530	131,364
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.19)	$(0.18)	$(0.64)	$(0.54)

The following potential shares of common stock were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	As of September 30,
	2026	2025
Equity plan stock options outstanding	8,504	10,244
RSUs outstanding	20,443	16,095
Restricted shares	—	301
Shares issuable pursuant to the ESPP	211	528
Total	29,158	27,168

(11)
Restructuring

During the first six months of 2026, the Company implemented a restructuring program (“2026 Restructuring Program”) consisting of executive leadership changes and broader organizational changes intended to streamline operations, better align the Company's cost structure with its business priorities, and reduce operating costs.

The 2026 Restructuring Program resulted in the reduction of approximately 5% of the Company's workforce. The Company did not incur any restructuring charges during the three months ended September 30, 2026 and incurred $2.9 million of restructuring charges during the nine months ended September 30, 2026, consisting primarily of employee severance and related benefits. As of September 30, 2026, the Company had completed all payments associated with the 2026 Restructuring Program with no amounts remaining unpaid.

(12)
Subsequent Events

RSU Awards

In October 2026, the Company issued RSUs representing 301,682 shares of its Class A common stock to its employees with service-based vesting conditions. The service-based vesting condition for these awards is satisfied over three years. The grant date fair value of the RSUs issued in October 2026 was approximately $5.3 million.

Share Repurchases

On October 15, 2026, the Company exercised its right of first refusal and repurchased 396,466 shares of Class A common stock from Command AI founders for a total purchase price of $6.3 million. The repurchased shares were immediately retired upon completion of the transactions.

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

Overview

Amplitude provides an AI-powered platform that helps businesses understand and improve digital experiences across websites, applications, and AI agents. Our platform helps teams understand customer behavior, decide what to build or change, and test whether those changes improve acquisition, conversion, retention, and revenue. We serve organizations across industries, sizes, and stages of digital maturity, from emerging companies to global enterprises.

AI is accelerating how quickly businesses build and release software. Faster development increases the need to understand which changes help customers and improve business performance. Amplitude helps product, engineering, data, and marketing teams answer these questions. For example, teams can identify where customers abandon an application, investigate why, and test whether a change increases completion rates.

Our platform combines customer data and feedback with analytics, AI agents, experimentation, and feature management. Teams use these capabilities to investigate problems, identify opportunities, test changes, and control rollouts. Our offerings include Product and Marketing Analytics, Session Replay, Customer Feedback, Guides and Surveys, Agent Analytics, and Experimentation and Feature Management through Amplitude and Statsig. Our Model Context Protocol server and AI plugin allow teams to use Amplitude data and capabilities within external AI tools and development workflows.

We are developing capabilities that help organizations build self-improving products, where each release and experiment informs what to improve next. Wave, currently in closed beta, is our product agent designed to analyze usage data and code, identify opportunities, coordinate development and experimentation, and measure results. Teams set the goals, review proposed changes, and control releases.

Key Factors Affecting Our Performance

We believe that the growth and future success of our business depends on many factors. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to sustain our growth and improve our results of operations.

Customer Acquisition and Expansion

We believe that our AI-powered platform can help businesses across industries, company size, and stages of digital maturity drive better business outcomes through optimizing the digital product experience of their customers. We are focused on continuing to acquire new customers and expanding our relationships with our existing installed base to support our long-term growth. We have invested, and expect to continue to invest, in our sales and marketing efforts to drive customer acquisition.

Historically, we have been successful at efficiently growing our customer base and number of customers who have entered into and grown into larger subscriptions with us as evidenced by the growth of our number of paying customers and number of customers that represent greater than $100,000 in annual recurring revenue (“ARR”). As of September 30, 2026 and 2025, we had 855 and 653 customers, respectively, that each represented greater than $100,000 in ARR, representing a 31% increase year-over-year. We believe our relationship with some of the world’s most beloved product-led companies has resulted in increased brand credibility and access to many attractive growth opportunities. As of September 30, 2026 and 2025, our dollar-based net retention rate for the trailing 12 months ("TTM") was 104% and 102%, respectively, for paying customers. Additionally, our ending dollar-based net retention rate for paying customers as of September 30, 2026 and 2025, was 103% and 104%, respectively.

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

Investing for Growth

Our investment for growth encompasses multiple critical areas, including product expansion, our sales force, sales support, partner ecosystem, and our international presence. We continue to evolve our technology and platform to ensure that we are best serving our customers’ needs. For example, in February 2025, following our acquisition of CommandAI, we rolled out Guides and Surveys to help organizations improve onboarding and user engagement. In May 2025, we rolled out a suite of new marketing capabilities that give visibility into the entire customer journey, enabling marketers to increase conversion, improve ROI, and target audiences more precisely. In June 2025, we introduced Amplitude AI Agents, which turned Amplitude into a team of specialized experts that works 24/7 to analyze user behavior, run experiments, and optimize digital experiences. In October 2025, we launched Amplitude MCP server that enables teams to analyze product data, experiments, and user behavior using conversational AI. In October 2025, we launched AI Visibility, a new capability that gives marketers unprecedented insight into how their brand shows up in AI search results, accompanied by recommendations on how to improve it based on a company’s actual data. In November 2025, we launched AI Feedback, a customer feedback engine with a proprietary LLM process that automatically turns raw input into prioritized, actionable insights. In December 2025, we launched Amplitude's Automated Insights that can replicate an expert's standard analysis process in a fraction of the time. In January 2026, we launched Global Agent, a fully automated AI Analyst. Global Agent is designed to do anything a human can do in Amplitude, from creating a cohort to deploying a guide in a few minutes. In the same month, we also launched Specialized Agents, including dashboard monitoring agent, feedback agent, website conversion agent, and session replay agent. In April 2026, we launched Amplitude AI Assistant, an embedded support agent that answers questions with behavioral data and user insights, guides users through tasks, and shows product teams whether problems are truly fixed. In May 2026, we launched the Amplitude AI plugin, which bundles the Amplitude MCP server with more than 25 reusable skills so external AI agents can analyze data, plan instrumentation, and monitor experiments directly. We also began a closed beta of Wave, our product agent that analyzes usage data and code to surface what to build next, orchestrate the work, and measure the impact. In June 2026, we launched Zoning Insights, which overlays conversion metrics directly on live pages so teams can see which elements drive engagement and revenue. In June 2026, we made available Custom Agents, which enable customers to configure AI agents that automatically run recurring workflows on their product and customer data, together with Agent Connectors, which allow Amplitude agents to access and take action in third-party tools such as Slack, Jira, Linear, and GitHub. In August 2026, we announced the general availability of Agent Analytics, which enables companies to measure the quality, cost, and business impact of their own AI agents by connecting agent interactions to outcomes such as conversion, retention, and revenue. In addition, in August 2026, we introduced Code Mode, a capability within Global Agent that writes and runs SQL and Python against customers' behavioral data in Amplitude and returns a written answer, a shareable report, and a log of each query so the analysis can be reviewed and rerun. In the same month, we launched Data Assistant Agent, which uses AI to identify and help remediate data quality issues in customers' event and property data, and we streamlined the Amplitude MCP server (Headless Amplitude), consolidating its tools into fewer, outcome-based tools to make it more efficient for external AI agents to use. We also engage customers through our Early Access Program to obtain product feedback on new AI capabilities. We continue to invest in capabilities designed to help enterprises consolidate and migrate from legacy digital analytics solutions.

We believe the evolution of our technology and platform will lead to increased retention and positive customer referrals that will continue to generate expansion opportunities within our existing installed base and from new customers. We plan to continue to invest in our research and development organization to maintain and strengthen our market leadership position, and attracting skilled engineering and AI talent will continue to be critical to our long-term success. As we continue to invest in our platform, we expect our research and development expenses, including those capitalized for internal-use software, to increase in dollar amounts over time. Over the longer term, we believe these expenses as a percentage of revenue will decrease, though these expenses as a percentage of revenue could increase in the short term.

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

Finally, we see opportunities to expand offices and headcount internationally to better serve targeted international markets where we believe we have a significant opportunity to accelerate existing traction and success. For the three and nine months ended September 30, 2026, 40% of our revenue was generated outside the United States. As we seek to expand our business globally, we may be adversely affected by global economic and political instability. For example, as a result of the Russia-Ukraine War and related sanctions, we have terminated certain relationships with customers in Russia. Some of the businesses of our customers in the impacted regions have also experienced disruptions that have affected their ability to pay for our services. See “Risk Factors–Risks Related to Our Business and Industry–Our operations are international in scope, and we plan further geographical expansion, creating a variety of operational challenges.”

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

	As of September 30,
	2026	2025	YoY Growth
	(dollar values in millions)
Annual Recurring Revenue (ARR)	$431	$347	24%
Dollar-Based Net Retention Rate (TTM)	104%	102%	2%
Paying Customers with ARR of $100,000 or greater	855	653	31%

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

We calculate dollar-based net retention rate as of a period-end by starting with the ARR from the cohort of all customers as of 12 months prior to such period-end (the “Prior Period ARR”). We then calculate the ARR from these same customers as of the current period-end (the “Current Period ARR”). Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months but excludes ARR from new customers as well as any overage charges in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the dollar-based net retention rate. We then calculate the average of the trailing 12-month dollar-based net retention rates, to arrive at the dollar-based net retention rate (“NRR (TTM)”).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(in thousands, except percentages)
Gross Profit	$74,394	$65,490	$211,779	$185,697
Non-GAAP Gross Profit	$77,033	$67,271	$218,339	$190,584

Gross Margin	67%	74%	69%	74%
Non-GAAP Gross Margin	70%	76%	72%	76%

Loss from Operations	$(24,622)	$(25,650)	$(83,936)	$(76,943)
Non-GAAP Income (Loss) from Operations	$5,651	$568	$1,895	$(3,025)

Loss from Operations Margin	(22)%	(29)%	(28)%	(31)%
Non-GAAP Income (Loss) from Operations Margin	5%	1%	1%	(1)%

Net Cash Provided by Operating Activities	$7,131	$4,957	$21,104	$16,989
Free Cash Flow	$5,818	$3,352	$16,379	$12,294

Net Cash Provided by Operating Activities Margin	6%	6%	7%	7%
Free Cash Flow Margin	5%	4%	5%	5%

Non-GAAP Gross Profit, Non-GAAP Gross Margin, Non-GAAP Income (Loss) from Operations, and Non-GAAP Income (Loss) from Operations Margin

We define non-GAAP gross profit and non-GAAP gross margin as U.S. GAAP gross profit and U.S. GAAP gross margin, respectively, excluding stock-based compensation expense and related employer payroll taxes, amortization of acquired intangible assets, acquisition-related cost, and non-recurring costs such as impairment of capitalized software and restructuring and other related charges. Non-GAAP gross margin is calculated as non-GAAP gross profit divided by total revenue.

We define non-GAAP income (loss) from operations and non-GAAP income (loss) from operations margin as U.S. GAAP income (loss) from operations and U.S. GAAP loss from operations margin, respectively, excluding stock-based compensation expense and related employer payroll taxes, amortization of acquired intangible assets, acquisition-related cost, and non-recurring costs such as impairment of capitalized internal-use software and restructuring and other related charges. Non-GAAP income (loss) from operations margin is calculated as non-GAAP income (loss) from operations divided by total revenue.

We exclude stock-based compensation expense and related employer payroll tax expenses, from certain of our non-GAAP financial measures. We exclude stock-based compensation expense, which is a non-cash expense, because we believe its exclusion provides meaningful supplemental information regarding our operating performance. We exclude related employer payroll tax expenses, which are cash expenses, because such expenses depend on the price of the Company’s common stock and other factors beyond the Company's control and do not correlate to the operation of the Company's business. We exclude amortization of acquired intangible assets, which is a non-cash expense, associated with business combinations from certain of our non-GAAP financial measures because it has no direct correlation to the operation of our business. We exclude acquisition-related costs because they are directly attributable to the acquisition, are not reflective of our ongoing cost structure, and are inconsistent in amount and frequency with the operation of our business. Although we exclude these expenses from certain non-GAAP financial measures, the revenue from acquired companies subsequent to the date of acquisition is reflected in these measures and the acquired intangible assets contribute to our revenue generation. We exclude impairment charges related to capitalized internal-use software, which are non-cash expenses from certain of our non-GAAP financial measures because such expenses are not indicative of our ongoing operating performance. We exclude non-recurring costs from certain of our non-GAAP financial measures because such expenses do not repeat period over period and are not reflective of the ongoing operation of our business.

We use non-GAAP gross profit, non-GAAP gross margin and non-GAAP income (loss) from operations margin in conjunction with traditional U.S. GAAP measures to evaluate our financial performance. We believe these measures provide management and investors with consistency and comparability to our past financial performance and facilitate period-to-period comparisons.

Free Cash Flow and Free Cash Flow Margin

We define free cash flow as net cash provided by (used in) operating activities, less cash used for purchases of property and equipment and capitalized internal-use software costs. Free cash flow margin is calculated as free cash flow divided by total revenue. We believe free cash flow and free cash flow margin are useful indicators of liquidity that provide management and investors insight into our ability to generate or use cash to enhance the strength of our balance sheet and further invest in our business and pursue potential strategic initiatives.

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

The following tables reconcile the most directly comparable U.S. GAAP financial measure to each of these non-GAAP financial measures.

Non-GAAP Gross Profit and Gross Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except percentages)		(in thousands, except percentages)
Gross profit	$74,394	$65,490	$211,779	$185,697
Add:
Stock-based compensation expense(1)	2,003	1,405	4,754	4,141
Amortization of acquired intangible assets	636	376	1,806	746
Non-GAAP Gross Profit	$77,033	$67,271	$218,339	$190,584
Non-GAAP Gross Margin	70%	76%	72%	76%

(1)
Stock-based compensation expense-related charges include employer payroll tax-related expenses on employee stock transactions.

Non-GAAP Income (Loss) From Operations and Income (Loss) From Operations Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except percentages)		(in thousands, except percentages)
Loss from operations	$(24,622)	$(25,650)	$(83,936)	$(76,943)
Add:
Stock-based compensation expense(1)	28,755	25,744	76,633	72,828
Amortization of acquired intangible assets	1,218	474	2,744	1,090
Acquisition-related costs	—	—	3,220	—
Restructuring and other related charges	—	—	2,934	—
Impairment of capitalized software	300	—	300	—
Non-GAAP Income (Loss) from Operations	$5,651	$568	$1,895	$(3,025)
Non-GAAP Income (Loss) from Operations Margin	5%	1%	1%	(1)%

(1)
Stock-based compensation expense-related charges include employer payroll tax-related expenses on employee stock transactions.

Free Cash Flow and Free Cash Flow Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except percentages)		(in thousands, except percentages)
Net cash provided by (used in) investing activities	$(9,590)	$(21,831)	$69,578	$(66,826)
Net cash provided by (used in) financing activities	$(12,461)	$(20,562)	$(112,893)	$(39,614)

Net cash provided by (used in) operating activities	$7,131	$4,957	$21,104	$16,989
Less:
Purchase of property and equipment	(505)	(459)	(2,180)	(1,436)
Capitalization of internal-use software costs	(808)	(1,146)	(2,545)	(3,259)
Free Cash Flow	$5,818	$3,352	$16,379	$12,294
Free Cash Flow Margin	5%	4%	5%	5%

Components of Results of Operations

Revenue

We generate revenue primarily from sales of subscription services for customers to access our platform. Revenue is driven primarily by the number of paying customers and the level of subscription plan. We generally recognize revenue ratably over the related contractual term beginning on the date that the platform is made available to a customer. Revenue from professional services has primarily been attributed to implementation and training services. We recognize professional services revenue as services are delivered.

Cost of Revenue

Cost of revenue consists primarily of the cost of providing our platform to our customers and consists of third-party hosting fees, inference cost, personnel and related expenses for our operations and support personnel, and amortization of our capitalized internal-use software and acquired developed software. As we acquire new customers and existing customers increase their use of our platform, we expect that our cost of revenue will increase in dollar amounts.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Revenue	$110,644	$88,564	$305,023	$251,788
Cost of revenue(1)	36,250	23,074	93,244	66,091
Gross profit	74,394	65,490	211,779	185,697
Operating expenses:
Research and development(1)	33,507	26,612	92,484	74,239
Sales and marketing(1)	48,296	48,306	148,256	139,407
General and administrative(1)	17,213	16,222	52,041	48,994
Restructuring and other related charges(2)	—	—	2,934	—
Total operating expenses	99,016	91,140	295,715	262,640
Loss from operations	(24,622)	(25,650)	(83,936)	(76,943)
Other income (expense), net	1,207	2,590	4,929	8,317
Loss before provision for (benefit from) income taxes	(23,415)	(23,060)	(79,007)	(68,626)
Provision for (benefit from) income taxes	1,109	926	3,408	2,259
Net loss	$(24,524)	$(23,986)	$(82,415)	$(70,885)

(1)
Amounts include stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Cost of revenue	$2,003	$1,405	$4,754	$4,141
Research and development	10,524	9,131	26,225	25,294
Sales and marketing	10,054	10,034	28,849	27,593
General and administrative	5,120	4,546	14,639	13,190
Total stock-based compensation expense	$27,701	$25,116	$74,467	$70,218
(2)
Nine months ended September 30, 2026 balance reflects a $0.8 million reclassification of restructuring expenses incurred in the first quarter of 2026 from Sales and Marketing and General and Administrative expenses to Restructuring and Other Related Charges.

The following table sets forth the components of our condensed consolidated statements of operations and comprehensive loss data, for each of the periods presented, as a percentage of revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	100%	100%	100%	100%
Cost of revenue	33%	26%	31%	26%
Gross margin	67%	74%	69%	74%
Operating expenses:
Research and development	30%	30%	30%	29%
Sales and marketing	44%	55%	49%	55%
General and administrative	16%	18%	17%	19%
Restructuring and other related charges	0%	0%	1%	0%
Total operating expenses	89%	103%	97%	104%
Loss from operations	(22)%	(29)%	(28)%	(30)%
Other income (expense), net	1%	3%	2%	3%
Loss before provision for (benefit from) income taxes	(21)%	(26)%	(26)%	(27)%
Provision for (benefit from) income taxes	1%	1%	1%	1%
Net loss	(22)%	(27)%	(27)%	(28)%

Note: Certain figures may not sum due to rounding.

Revenue

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Revenue	$110,644	$88,564	$22,080	25%

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Revenue	$305,023	$251,788	$53,235	21%

Revenue increased by $22.1 million, or 25%, and $53.2 million, or 21%, for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, respectively. The increases were primarily driven by growth in our paying customer base, expansion within our existing customer base, and customer contracts acquired from Statsig; partially offset by customer churn which was lower than our expansion of existing customers as reflected by our NRR (TTM) of 104% as of September 30, 2026.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$36,250	$23,074	$13,176	57%
Gross margin	67%	74%

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$93,244	$66,091	$27,153	41%
Gross margin	69%	74%

Cost of revenue increased $13.2 million, or 57%, and $27.2 million, or 41%, for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025. The increases were primarily driven by a $9.6 million and $18.9 million increase, respectively, in third-party hosting and inference costs, as we increased capacity to support paying customer usage and growth in our paying customer base, including the customers acquired from Statsig; a $2.2 million and $5.1 million increase, respectively, in personnel and services-related costs, a $0.8 million and $2.4 million increase, respectively, in amortization expense, and a $0.6 million increase in stock-based compensation expense for each respective period.

Operating Expenses

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Research and development	$33,507	$26,612	$6,895	26%
Sales and marketing	48,296	48,306	(10)	(0)%
General and administrative	17,213	16,222	991	6%
Restructuring and other related charges	—	—	—	—
Total operating expenses	$99,016	$91,140	$7,876	9%

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Research and development	$92,484	$74,239	$18,245	25%
Sales and marketing	148,256	139,407	8,849	6%
General and administrative	52,041	48,994	3,047	6%
Restructuring and other related charges	2,934	—	2,934	100%
Total operating expenses	$295,715	$262,640	$33,075	13%

Research and Development

Research and development expenses increased by $6.9 million, or 26%, and $18.2 million, or 25%, for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025. The increases were primarily driven by a $2.1 million and $7.4 million increase, respectively, in personnel-related costs, primarily reflecting year-over-year growth in research and development headcount; a $1.7 million and $2.9 million increase, respectively, in hosting and inference costs; a $0.7 million and $1.8 million increase, respectively, in expense resulting from lower capitalization of internal-use software development costs; a $0.2 million and $3.8 million increase, respectively, in consulting costs; and a $1.4 million and $0.9 million increase, respectively, in stock-based compensation expense.

Sales and Marketing

Sales and marketing expenses decreased by less than $0.1 million, or less than 1%, and increased by $8.8 million, or 6%, for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025. The changes were primarily driven by a $0.9 million and $2.4 million increase, respectively, in commission expense including amortization of capitalized commission; a $0.3 million and $1.4 million increase, respectively, in travel costs; a $0.1 million and $1.3 million increase, respectively, in stock-based compensation expense; and a $0.9 million and $2.5 million increase, respectively, in other operating costs, primarily related to sales and marketing programs and consulting services. These increases were partially offset by a $0.3 million and $1.6 million decrease, respectively, in bonus expenses. Personnel-related costs decreased by $1.8 million for the three-month period and increased by $2.8 million for the nine-month period driven by changes in headcount.

General and Administrative

General and administrative expenses increased by $1.0 million, or 6%, and $3.0 million, or 6%, for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025. The increases were primarily driven by a $1.6 million and $2.7 million increase, respectively, in software subscription costs; a $0.6 million and $1.4 million increase, respectively, in stock-based compensation expense; and a $0.4 million increase in bad debt expense in each respective period, partially offset by a $1.6 million and $1.5 million decrease, respectively, in personnel-related costs.

Restructuring and other related charges

We did not incur any restructuring and other related charges during the three months ended September 30, 2026. During the nine months ended September 30, 2026, we incurred $2.9 million of restructuring and other related charges, consisting primarily of employee severance and related benefits in connection with the 2026 Restructuring Program.

Other Income (Expense), Net

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Other income (expense), net	$1,207	$2,590	$(1,383)	(53)%

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Other income (expense), net	$4,929	$8,317	$(3,388)	(41)%

Other income (expense), net decreased $1.4 million, or 53%, and $3.4 million, or 41%, for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025. The decreases were primarily driven by lower average invested balances following the sales and maturities of investments.

Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$1,109	$926	$183	20%

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$3,408	$2,259	$1,149	51%

Provision for (benefit from) income taxes increased $0.2 million, or 20%, and $1.1 million, or 51%, for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025. The increases were primarily driven by an increase in foreign taxes.

Liquidity and Capital Resources

Since inception, we have financed operations primarily through the net proceeds we have received from the sales of our preferred stock and common stock as well as cash generated from the sale of subscriptions to our platform. We have generated losses from our operations as reflected in our accumulated deficit of $628.8 million as of September 30, 2026. We generated positive cash flows from operating activities for the nine months ended September 30, 2026, and during the years ended December 31, 2025 and 2024. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support our platform, including growth in our customer base and customer usage, increased research and development expenses to support the growth of our business and related infrastructure, and increased general and administrative expenses to support being a publicly-traded company.

As of September 30, 2026, our principal sources of liquidity were cash and cash equivalents of $58.9 million. We also had $95.4 million in marketable securities that provide additional capital resources. Additionally, a substantial source of our cash provided by operating activities is our deferred revenue, which is included on our condensed consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the term of the subscription agreement. As of September 30, 2026, we had $166.0 million of deferred revenue, all of which was recorded as a current liability. This deferred revenue will be recognized as revenue when or as the related performance obligations are met.

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

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash provided by (used in) operating activities	$21,104	$16,989
Net cash provided by (used in) investing activities	$69,578	$(66,826)
Net cash provided by (used in) financing activities	$(112,893)	$(39,614)

Operating Activities

Our largest source of operating cash is cash collection from sales of subscriptions to our paying customers. Our primary uses of cash from operating activities are for personnel and related expenses, marketing expenses, and third-party hosting-related and software expenses.

Net cash provided by operating activities of $21.1 million for the nine months ended September 30, 2026 reflects our net loss of $82.4 million, adjusted by non-cash items of $89.4 million, consisting primarily of stock-based compensation expense of $74.5 million, depreciation and amortization of $9.6 million, non-cash operating lease costs of $3.2 million, bad debt expense of $0.9 million, and other non-cash adjustments of $1.2 million. Operating assets and liabilities provided $14.1 million of net cash. The primary sources of cash were a $25.9 million increase in deferred revenue, a $7.8 million increase in accrued expenses, and a $1.8 million increase in accounts payable. These sources were partially offset by a $9.3 million increase in accounts receivable, an $8.1 million increase in deferred commissions, a $2.7 million increase in prepaid expenses and other current assets, and a $1.7 million decrease in operating lease liabilities.

Net cash provided by operating activities of $17.0 million for the nine months ended September 30, 2025 reflects our net loss of $70.9 million, adjusted by non-cash items of $81.7 million, consisting primarily of stock-based compensation expense of $70.2 million, depreciation and amortization of $7.1 million, non-cash operating lease costs of $3.3 million, and other non-cash adjustments of $1.0 million. Operating assets and liabilities provided $6.2 million of net cash. The primary sources of cash were a $13.3 million net increase in cash from changes in accounts receivable and deferred revenue, reflecting collections outpacing revenue recognized, and a $7.5 million net increase in accrued expenses and accounts payable. These sources were partially offset by a $7.0 million increase in deferred commissions, a $4.1 million decrease in operating lease liabilities, and a $3.5 million increase in prepaid expenses and other current and noncurrent assets.

Investing Activities

Net cash provided by investing activities of $69.6 million for the nine months ended September 30, 2026 consisted of $56.8 million of cash received from sales of marketable securities and $56.6 million of cash received from maturities of marketable securities. These proceeds were partially offset by $39.0 million of purchases of marketable securities, $2.5 million of capitalized internal-use software development costs, $2.2 million of purchases of property and equipment, and $0.2 million of bridge-loan issuances.

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

Financing Activities

Net cash used in financing activities of $112.9 million for the nine months ended September 30, 2026 primarily consisted of $89.5 million of common-stock repurchases, $25.7 million of net tax remittances on equity awards, $0.7 million of excise tax paid on share repurchases, and $0.4 million paid for acquisition holdbacks. These uses were partially offset by $3.3 million of proceeds from stock-option exercises.

Net cash used in financing activities of $39.6 million for the nine months ended September 30, 2025 consisted of $29.3 million in net tax remittance on equity awards related to the vesting of RSU awards under a withhold-to-cover method and $14.3 million in repurchases of common stock. These decreases were partially offset by $4.0 million in proceeds from the exercise of stock options.

Remaining Performance Obligations

Remaining performance obligations (“RPO”) as of September 30, 2026 and 2025, including the expected timing of recognition is as follows:

	As of September 30,
	2026	2025	% Change
	(in thousands, except percentages)
Less than or equal to 12 months	$330,818	$257,677	28%
Greater than 12 months	166,075	134,215	24%
Total remaining performance obligations	$496,893	$391,892	27%

Our RPO represents the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancellable contracted amounts that will be invoiced and recognized as revenue in future periods. RPO excludes performance obligations from overages. RPO is influenced by a number of factors, including the timing of renewals, the timing of purchases, average contract terms, and seasonality. Due to these factors, it is important to review RPO in conjunction with revenue and other financial metrics disclosed elsewhere in this Quarterly Report on Form 10-Q.

Contractual Obligations and Commitments

In April 2025, the Company entered into a new private pricing addendum with Amazon Web Services (“AWS”) for cloud computing infrastructure, which replaced the Company's prior agreement with AWS and terminated the remaining commitments under the prior agreement. Under the terms of the agreement, the Company has a minimum purchase commitment of $326.3 million in AWS services through March 2031. As of September 30, 2026, the Company had utilized $78.2 million of this commitment.

In September 2026, the Company entered into a pricing addendum with Google LLC ("Google") for cloud computing services, effective October 1, 2026. Under the terms of the addendum, the Company has minimum purchase commitments totaling $87.5 million through September 2029.

See Note 9 to our condensed consolidated financial statements included in the Form 10-Q for further information on our commitments and contingencies.

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

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. There have been no changes to our critical accounting policies and estimates during the nine months ended September 30, 2026 as compared to those disclosed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2025 Form 10-K.

Recent Accounting Pronouncements

See Note 1 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds and U.S. government securities. As of September 30, 2026, we had cash and cash equivalents of $58.9 million and marketable securities of $95.4 million. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income on cash and cash equivalents. However, an immediate 10% increase or decrease in interest rates would not have a material effect on the fair value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Our revenue was $343.2 million for the fiscal year ended December 31, 2025 and $305.0 million and $251.8 million for the nine months ended September 30, 2026 and 2025, respectively. However, you should not rely on our historical revenue growth as an indication of our future performance.

As a result of our limited operating history and our rapid growth over the last several years, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to effectively plan for and model future growth.

Our revenue growth rate may decline over time. In future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our AI-powered platform, increased competition, changes to technology, a decrease in the growth of our overall market, or our failure, for any reason, to manage our growth effectively or to continue to take advantage of growth opportunities. We have also encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described in this Quarterly Report on Form 10-Q. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks successfully, our financial condition and results of operations could differ materially from our expectations, and our business could be materially adversely affected.

We have a history of losses. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability.

We have experienced net losses in each period since inception. We generated net losses of $88.5 million for the fiscal year ended December 31, 2025 and $82.4 million and $70.9 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $628.8 million. We expect our costs and expenses to increase in future periods. In particular, we intend to continue to invest significant resources in:

•
the development of our AI-powered platform, including investments in our research and development team, the development or acquisition of new products, features, and functionality, and improvements to the scalability, availability, and security of our platform;
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

In order for us to maintain or improve our revenue growth and our results of operations, it is important that our customers renew their subscriptions when existing contract terms expire and that we expand our commercial relationships with our existing customers and attract new customers. We also seek to convert customers on our free-tier, self-service option to paid subscription contracts. Our customers have no obligation to renew their subscriptions, and our customers may not renew their subscriptions with similar contract periods or at all. Some of our customers have elected not to renew their agreements with us, and it is difficult to accurately predict long-term customer retention. In addition, our ability to attract new customers will depend on market acceptance of our AI-powered platform and the successful implementation of our marketing strategy.

Our customer retention and expansion and the rate at which we attract new customers may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our AI-powered platform, our support capabilities, our prices and pricing plans, the prices and value of competing products, reductions in our customers’ spending levels, new product releases, mergers and acquisitions affecting our customer base, or the effects of global economic conditions. We may be unable to timely address any retention issues with specific customers, which could materially adversely affect our results of operations. If our customers do not purchase additional subscriptions or renew their subscriptions, or if they renew on less favorable terms, or if we are unable to attract new customers, our revenue may decline or grow less quickly, which would materially adversely affect our business, financial condition, and results of operations.

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

Our results of operations and key metrics have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance. In addition to the other risks described herein, other factors that may cause our results of operations or key metrics to fluctuate include:

•
fluctuations in demand for, or pricing of, our AI-powered platform, including as a result of our introduction of new products, features, and functionality;
•
fluctuations in usage of our AI-powered platform;
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
•
general economic, market, and industry conditions (including the current inflationary economic environment, rising interest rates and, tariffs), both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate, and related difficulties in collections;
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

Any of these and other factors, or the cumulative effect of some of these factors, may cause our results of operations to vary significantly. To the extent our results of operations fall below the expectations of investors and securities analysts who follow our stock, the trading price of our Class A common stock could decline substantially, and we could face costly lawsuits, including securities class action litigation. For example, we previously defended against a securities class action lawsuit and a shareholder derivative lawsuit, which were filed in the United States District Court for the Northern District of California. Any such lawsuits could materially adversely affect our business, financial condition, and results of operations.

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

As we continue to focus on, and may become more dependent on, sales to larger organizations, we expect our sales cycle to lengthen and become less predictable. We plan our expenses based on certain assumptions about the length and variability of our sales cycle. These assumptions are based upon historical trends for sales cycles and conversion rates associated with our existing customers. Any shift in our sales cycle may adversely affect our financial results. Factors that may influence the length and variability of our sales cycle include:

•
the need to educate prospective customers about the uses and benefits of our AI-powered platform;

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

We generally recognize subscription revenue from customers ratably over the contracted period. As a result, a portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in a given quarter may have a small impact on our revenue results for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our AI-powered platform, including as a result of a general economic downturn, and potential changes in our pricing policies or rate of customer expansion or retention, may not be fully reflected in our results of operations until future periods. We may also be unable to reduce our cost structure in line with a significant deterioration in sales. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the contracted period of the agreement with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our customer agreements. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

Unfavorable conditions in our industry or the global economy, or reductions in software spending, could limit our ability to grow our business and materially adversely affect our business, financial condition, and results of operations.

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers or potential customers. Our ability to grow our revenue and the profitability of our business depends, in part, on demand for software applications generally. Historically, during economic downturns there have been reductions in spending on software applications and services generally, as well as pressure for extended billing terms and other financial concessions. To the extent that economic conditions deteriorate in the United States or abroad, including as a result of inflationary pressures and the responses by central banking authorities to control such inflation, rising interest rates, debt and equity market fluctuations, bank failures, diminished liquidity and credit availability, increased unemployment rates, decreased investor and consumer confidence, political turmoil, the imposition of tariffs (and uncertainty related to the enforceability thereof) and any retaliatory trade protection measures or trade wars that ensue, supply chain challenges, natural catastrophes and the effects of climate change, regional and global conflicts, and terrorist attacks on the United States, Europe, the Middle East, the Asia-Pacific region, or elsewhere, our customers and prospective customers may go out of business or elect to decrease their budgets, which would limit our ability to grow our business and materially adversely affect our financial condition and results of operations. For example, high levels of inflation and rising interest rates, as recently experienced in the United States, may impact businesses across many industries, including ours, by increasing the costs of labor, employee healthcare, components, and freight and shipping, which may further constrain our customers’ or prospective customers’ budgets. To the extent there is a sustained general economic downturn and our AI-powered platform is perceived by customers or potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in spending on software applications. In addition, our competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers or prospective customers, and they may be less dependent on key industry events to generate sales for their products. Further, macroeconomic uncertainty may result in an increased pace of consolidation in certain industries. If this were to occur, such consolidation may result in reduced overall spending on our services, particularly if our customers are acquired by organizations that do not use our services. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, financial condition, and results of operations could be materially adversely affected.

If the market for SaaS applications develops more slowly than we expect or declines, our business would be materially adversely affected.

Our success will depend to a substantial extent on the widespread adoption of SaaS applications in general, and of SaaS applications that look to solve aspects of AI analytics. Many organizations have invested substantial personnel and financial resources to integrate traditional on-premise business software applications into their businesses, and therefore may be reluctant or unwilling to migrate to SaaS applications. Further, AI Technologies are rapidly evolving, and it is uncertain how AI Technologies will affect the demand for, and structure of, the market for SaaS applications, including whether AI Technologies will change how customers purchase and use software, replace certain functions currently performed by SaaS applications, or enable competitors or customers to develop alternatives to our AI-powered platform. For example, the trading prices of SaaS companies have recently experienced downward pressure, driven in part by investor concerns that advances in AI Technologies may disrupt traditional SaaS business models, reduce demand for certain SaaS applications, or alter pricing dynamics. These concerns may adversely affect customer purchasing decisions and the market price of our Class A common stock.

It is difficult to predict customer adoption rates and demand for our AI-powered platform, the future growth rate and size of the SaaS applications market, or the entry of competitive applications. The expansion of the SaaS applications market depends on a number of factors, including the cost, performance, and perceived value associated with SaaS, as well as the ability of SaaS providers to address data security and privacy concerns. Additionally, government agencies have adopted, or may adopt, laws and regulations, and companies have adopted and may adopt policies regarding the collection and use of personal information obtained from consumers and other individuals, or may seek to access information on our platform, either of which may reduce the overall demand for our AI-powered platform. If we or other SaaS providers experience data security incidents, loss of customer data, disruptions in delivery, or other problems, the market for SaaS applications, including our AI-powered platform, may be negatively affected. If SaaS applications do not continue to achieve market acceptance, or there is a reduction in demand for SaaS applications caused by a lack of customer acceptance, technological challenges, weakening economic conditions, data security or privacy concerns, governmental regulation, competing technologies and products, the emergence of AI technologies that displace SaaS applications, or decreases in spending on SaaS applications, it would result in decreased revenue and our business, financial condition, and results of operations would be materially adversely affected.

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

Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. With the introduction of new technologies, the evolution of our AI-powered platform, and new market entrants, we expect competition to intensify in the future. In particular, the market for AI solutions is evolving rapidly. We may not achieve the intended benefits of our AI initiatives, and our competitors may integrate AI into their products or market their AI solutions more effectively than we do, which could materially adversely affect our business, financial condition, and results of operations. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins, financial losses, or the failure of our AI-powered platform to achieve or maintain more widespread market acceptance, any of which could harm our business.

Our competitors vary in size and in the breadth and scope of the products and services they offer. Further, other established SaaS providers not historically or currently focused on AI analytics have and may continue to expand their services or shift to a focus on AI analytics to compete with us. Many of our current and potential competitors have established marketing relationships, access to larger customer bases, pre-existing customer relationships, and major distribution agreements with consultants, system integrators, and resellers. Certain of our competitors have partnered with, or have acquired, and may in the future partner with or acquire, other competitors to offer services, leveraging their collective competitive positions, which makes, or would make, it more difficult to compete with them. For all of these reasons, we may not be able to compete successfully against our current and future competitors, which would harm our business. For more information about the competitive landscape in which we operate, see “Part I, Item 1. Business—Competition” in our 2025 Form 10-K.

If we fail to innovate in response to changing customer needs and technology developments and other market requirements, our business, financial condition, and results of operations would be materially adversely affected.

Our ability to attract new customers and retain and increase revenue from existing customers depends in large part on our ability to enhance and improve our AI-powered platform and to introduce new products, features, and functionality. In order to grow our business, we must develop products, features, and functionality that reflect the changing needs of customers, and we believe that the pace of innovation will continue to accelerate. The success of any enhancement to our AI-powered platform depends on several factors, including timely completion, adequate quality testing, and market acceptance. Any new product, feature, or functionality that we develop may not be introduced in a timely or cost-effective manner, may contain defects, or may not achieve the market acceptance necessary to generate sufficient revenue. If we are unable to successfully develop new products, features or functionality, enhance our AI-powered platform to meet customer requirements, or otherwise gain market acceptance, our business, financial condition, and results of operations could be materially adversely affected.

Because our AI-powered platform is available over the internet, we need to continuously modify and enhance it to keep pace with changes in internet-related hardware, software, analytics, and database technologies and standards. In addition, we need to continue to invest in technologies, services, and partnerships that increase the types of data processed on our platform and the ease with which customers can send data into our platform. We must also continue to enhance our data sharing and data exchange capabilities so customers can share their data with internal business units, customers, and other third parties. In addition, our platform requires third-party public cloud infrastructure to operate. We must continue to innovate to optimize our offerings for these and other public clouds that our customers require, particularly as we expand internationally. Further, the markets in which we compete are subject to evolving industry standards and regulations, resulting in increasing data governance and compliance requirements for us and our customers. To the extent we expand into the public sector and other highly regulated industries, our AI-powered platform may need to address additional requirements specific to those industries.

If we are unable to enhance our AI-powered platform to keep pace with these rapidly evolving customer requirements, or if new technologies emerge that are able to deliver competitive products at lower prices, more efficiently, more conveniently, or more securely than our platform, our business, financial condition, and results of operations would be materially adversely affected.

If we fail to properly develop, invest in, deploy, and manage AI Technologies used in our AI-powered platform, our business, financial condition, and results of operations could be materially adversely affected.

We have incorporated, and expect in the future we will continue to incorporate AI Technologies into our AI-powered platform, and are making significant investments in this area. Across our AI-powered platform, we offer our customers a suite of AI Technologies that are designed to help them surface, interpret, and achieve data insights faster, including capabilities that leverage large language models ("LLM") (i.e., AI models that can produce and output new data and information). For example, certain features use LLMs to enable natural language querying of product data, generate summaries of trends, and aid customers in analyzing their product data.

We expect that increased investment will be required in the future to continuously improve our use of AI Technologies. Our efforts to develop and improve proprietary AI models may increase our operating costs and could be limited by our access to processing infrastructure or training data. We may be dependent on third-party providers for such resources, and we cannot control the availability or pricing of such resources, particularly in a highly competitive environment where demand for processing capacity and high-quality training data continues to grow. In addition, the costs of operating our AI-powered products, such as AI Agents, at scale, including third-party model fees, inference costs, and cloud infrastructure costs, may increase substantially as adoption and usage grow. Agentic workflows generally require more inference calls and compute than traditional software or single-query AI features, and their usage volume and cost can be difficult to predict. If these costs grow faster than the related revenue, pricing, or efficiency gains, or if we are unable to price, package, or monetize these products to offset them, our business, financial condition, and results of operations could be materially adversely affected.

As with many technological innovations, there are significant risks involved in developing, maintaining, and deploying AI Technologies and there can be no assurance that the usage of, or our investments in, such AI Technologies will always be beneficial to our products or services, or business, including our efficiency or profitability. In particular, if the models underlying our AI Technologies are incorrectly designed or implemented; trained on or reliant on incomplete, inadequate, inaccurate, biased, or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we or the providers of such data have not implemented sufficient legal compliance measures; used without sufficient oversight and governance to ensure their responsible use; or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats, data privacy concerns, or material performance issues, the performance of our products, services, and business, as well as our reputation and the reputations of our customers, could suffer or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims.

With respect to our products or services that incorporate AI Technologies, the market for such products and services is rapidly evolving and important assumptions about the characteristics of targeted markets, pricing, sales cycles, cost, performance, and perceived value associated with our products or services may be inaccurate. We cannot be sure that the market will continue to grow or that it will grow in ways we anticipate. In addition, market acceptance of products and services that incorporate AI Technologies is uncertain. Our failure to successfully develop and commercialize our products or services involving AI Technologies could depress the market price of our stock and impair our ability to: raise capital; expand our business; provide, improve and diversify our product offerings; continue our operations or efficiently manage our operating expenses; and respond effectively to competitive developments.

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

We incorporate LLMs into certain of our products and services as part of our AI-powered platform. There is a risk that AI Technologies could produce inaccurate or misleading data or other discriminatory or unexpected results or behaviors, such as hallucinatory behavior that can generate irrelevant, nonsensical, or factually incorrect results, all of which could harm our reputation, business, or customer relationships. While we take measures designed to ensure the accuracy of AI-generated insights, those measures may not always be successful, and in some cases, we may need to rely on users to report such inaccuracies. Beyond the risk of inaccurate outputs, certain of our AI Technologies, including our AI Agents, operate with a degree of autonomy, planning and executing multi-step tasks, interacting with customer data and connected third-party systems, and acting on behalf of users, in some cases without human review of each action. An AI agent acting on incomplete, inaccurate, or manipulated information, or misinterpreting instructions, may take unintended actions, such as modifying, deleting, or corrupting data, triggering incorrect workflow or communications, or accessing, using, or disclosing data beyond its intended scope or customer-granted permissions. Because these actions may occur quickly, at scale, and across connected systems, errors may be difficult to detect, reverse, or remediate, and our safeguards may not always be effective. Any such actions could harm our customers, compromise data integrity, result in violations of law or our contractual commitments, and expose us to claims, litigation, regulatory scrutiny, indemnification obligations, other liability, and reputational harm, any of which could materially adversely affect our business, financial condition, and results of operations.

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

Issues relating to the responsible use of our technologies, including AI Technologies in our AI-powered platform, may result in reputational or financial harm and liability.

Concerns relating to the responsible use of new and evolving technologies, such as AI Technologies, in our AI-powered platform may result in reputational or financial harm and liability and may cause us to incur costs to resolve such issues. AI Technologies pose emerging legal, security, social, and ethical issues and present risks and challenges that could affect adoption, and therefore our business. If we enable or offer solutions that draw controversy due to their perceived or actual impact on society, such as AI Technologies solutions that have unintended consequences, infringe copyright, or are controversial because of their impact on privacy, employment, or other social or economic issues, or if we are unable to develop effective internal policies and frameworks relating to the responsible development and use of AI Technologies within our product offerings, we may experience brand or reputational harm, competitive harm, financial harm, and/or legal liability. Our failure to adequately address applicable legal and regulatory requirements relating to the responsible use of AI Technologies by us or others could undermine public confidence and slow adoption of our products and services or cause reputational or financial harm.

In addition, we make AI Technologies available to our customers, who use them in connection with their own data and connected systems. We may not have insight into, or control over, the practices of customers or other third parties who utilize our AI Technologies, and we cannot guarantee that they will not use such technologies for improper purposes, including through the dissemination of illegal, inaccurate, defamatory, or harmful content, intellectual property infringement or misappropriation, furthering bias or discrimination, cybersecurity attacks, unlawful processing of personal information or other data privacy violations, or to develop competing technologies, or that the measures we implement to prevent such improper use will be effective. Further, regulators, including the FTC and the SEC, have increased scrutiny of statements companies make regarding their AI capabilities. If our statements about the capabilities, performance, or safeguards of our AI Technologies are, or are perceived to be, inaccurate or overstated, we may face claims of misrepresentation or deceptiveness by regulators and private litigants. Any of the foregoing could adversely affect our business, reputation, and financial condition or subject us to legal liability.

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

As we continue to grow and expand our business and operations, significant demands may be placed on our management and operational and financial resources. We intend to continue to invest to expand our business, personnel, and operations, which may cause our margins to decline, and any investments we make will occur in advance of experiencing the benefits from such investments, making it difficult to determine in a timely manner if we are efficiently allocating our resources. As usage of our AI-powered platform grows, we will need to devote additional resources to improving our platform’s features and functionality, developing or acquiring new products, and maintaining infrastructure performance. Even if we are able to upgrade our systems and expand our personnel, any such expansion will be expensive and complex, requiring management’s time and attention. We could also face inefficiencies or operational failures as a result of our efforts to scale our infrastructure. Moreover, there are inherent risks associated with upgrading, improving, and expanding our information technology systems. We cannot be sure that the expansion and improvements to our infrastructure and systems will be fully or effectively implemented on a timely basis, if at all. In addition, as we grow, we will need to appropriately scale our internal business systems and our services organization, including customer support, to serve our customer base, particularly as our customer demographics change over time. Managing these changes will require significant expenditures and allocation of valuable management resources. If we fail to successfully manage our growth and changes to our business, the quality of our products may suffer, which could negatively affect our brand and reputation and harm our ability to attract new customers and retain existing customers. As we continue to grow, we may need to implement more complex organizational management structures or adapt our corporate culture and work environments to changing circumstances, which could have an adverse impact on our corporate culture.

During the first six months of 2026, we implemented the 2026 Restructuring Program in two phases, consisting of executive leadership changes in the first phase and a broader organizational reorganization in the second phase, intended to streamline operations, better align our cost structure with our business priorities, and reduce operating costs, which resulted in a reduction of approximately 5% of our workforce during the nine months ended September 30, 2026. The 2026 Restructuring Program may result in unintended consequences and costs, including costs associated with attrition beyond our intended reduction in force, a decrease in morale among employees, adverse impacts on our ability to recruit and hire qualified personnel in the future, and the loss of institutional knowledge and expertise, which could result in losses in future periods or otherwise prevent us from realizing, in full or in part, the anticipated benefits and savings from the 2026 Restructuring Program. Any failure to preserve our culture could harm our business, including our ability to retain and recruit personnel, innovate and operate effectively, and execute on our business strategy.

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

Our use of AI Technologies across our platform, products, and internal operations also introduces new attack vectors that do not exist in traditional software. For example, threat actors may use prompt injection, embedding crafted inputs in user prompts, customer data, or third-party content to manipulate an AI model or agent into bypassing safeguards, extracting confidential information, or taking unauthorized actions. Threat actors may also attempt model or data poisoning, corrupting the data our AI Technologies are trained on or rely upon to degrade performance, introduce hidden vulnerabilities, or produce inaccurate, biased, or harmful outputs. AI Technologies may also make the social engineering attacks described above more effective and scalable, including through deepfakes and more targeted phishing, increasing the likelihood that our employees, contractors, vendors, or customers are deceived into granting unauthorized access or disclosing confidential information. Because these techniques are still developing, we may be unable to anticipate, detect, or defend against them, which could result in security incidents, unauthorized access to or disclosure of confidential information, or harm to our business, financial condition, and results of operations.

We and certain of our vendors are from time to time subject to cyberattacks and security incidents. For example, in September 2026, we detected unauthorized access to a limited portion of our internal systems. We contained and remediated the incident, engaged an independent forensics firm to investigate, and notified each impacted customer. While we do not believe that we have experienced any significant system failure, accident, or material security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our business operations, whether due to a loss, corruption, or unauthorized disclosure of our Confidential Information or other similar disruptions. Such an event could also expose us to risks, including an inability to provide our services and fulfill contractual demands, and could cause management distraction and the obligation to devote significant financial and other resources to mitigate such problems, which would increase our future information security costs, including through organizational changes, deploying additional personnel, reinforcing administrative, physical, and technical safeguards, further training of employees, changing third-party vendor control practices, and engaging third-party subject matter experts and consultants and reduce the demand for our technology and services. Because data security is a critical competitive factor in our industry, we make numerous statements in our customer contracts, privacy policies, terms of service, and marketing materials providing assurances about the security of our platform, including detailed descriptions of security measures we employ. Should any of these statements be untrue or become untrue, even in circumstances beyond our reasonable control, we may face claims of misrepresentation or deceptiveness by the U.S. Federal Trade Commission (the “FTC”), state, federal, and foreign regulators, and private litigants.

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

Our AI-powered platform is proprietary, and we rely on the expertise of members of our engineering, operations, product, and software development teams for its continued performance. It may become increasingly difficult and costly to maintain and improve the performance of our AI-powered platform, especially during peak usage times and as our platform becomes more complex and our user traffic increases. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, financial condition, and results of operations may be materially adversely affected.

We depend and rely on third-party hosted cloud services and internet infrastructure in order to operate critical functions of our business. For example, our platform and internal tools use computing, storage capabilities, bandwidth, and other services provided by Amazon Web Services ("AWS") and Google Cloud Platform. If these services become unavailable due to extended outages, interruptions, or because they are no longer available on commercially reasonable terms, our expenses could increase, our ability to manage our business could be interrupted, and our processes for managing sales of and delivering our AI-powered platform could be impaired until we are able to identify, obtain, and implement equivalent services, if we are able to do so at all. Any of these circumstances could materially adversely affect our business, financial condition, and results of operations.

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

In using our AI-powered platform, our customers depend on our product support team to resolve complex technical and operational issues. We may be unable to respond quickly enough to accommodate short-, medium-, and long-term increases in customer demand for product support. We also may be unable to modify the nature, scope, and delivery of our product support to compete with changes in product support services provided by our competitors. Increased customer demand for product support, without corresponding revenue, could increase costs and materially adversely affect our results of operations. Our sales are highly dependent on our business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality product support, or a market perception that we do not maintain high-quality product support, could materially adversely affect our reputation, our ability to sell our AI-powered platform to our customers and prospective customers, and our business, financial condition, and results of operations.

Incorrect or improper implementation or use of our AI-powered platform could result in customer dissatisfaction and materially adversely affect our business, financial condition, and results of operations.

We often assist our customers in implementing our AI-powered platform (whether through us directly or through a third-party implementation partner), and they may need training in the proper use of our AI-powered platform to maximize its potential and avoid inadequate performance. If we or our implementation partners fail to train customers on how to efficiently and effectively use our AI-powered platform or if we fail to provide adequate product support to our customers, we may lose opportunities for additional subscriptions, customers may choose not to renew or expand the use of our AI-powered platform, we may experience negative publicity or legal claims against us, and our reputation and brand may suffer. Any of these circumstances could materially adversely affect our business, financial condition, and results of operations.

If we fail to integrate our platform with a variety of operating systems, software applications, and platforms that are developed by others, our platform may become less marketable, less competitive, or obsolete, and our business, financial condition, results of operations, and growth prospects could be materially adversely affected.

Our customers and prospective customers expect our AI-powered platform to integrate with a variety of software platforms, and we need to continuously modify and enhance our platform to adapt to changes in software, browser, and database technologies. We have developed our platform to be able to integrate with third-party SaaS applications through the interaction of application programming interfaces (“APIs”). In general, we rely on the fact that the providers of such software systems continue to allow us access to their APIs to enable these custom integrations. We are subject to the standard terms and conditions of such providers, or other agreements we may have with them, which govern the distribution, operation, and fees of such software systems, and which may be subject to change by such providers. As a result of limits or prohibitions by other parties, unacceptable terms, technical difficulties, our failure to recognize demand, or for other reasons, we may not successfully build, deploy, or offer the integrations needed. If we fail to offer a variety of integrations or the integrations that our customers and prospective customers expect and demand, then our AI-powered platform may become less marketable, less competitive, or obsolete, and our business, financial condition, results of operations, and growth prospects could be materially adversely affected.

We do not have the history with our subscription or pricing models necessary to accurately predict optimal pricing necessary to attract new customers and retain existing customers.

We have limited experience with respect to determining the optimal prices for our AI-powered platform and, as a result, we have in the past needed, and expect in the future that we will need, to change our pricing model from time to time. As the market for our AI-powered platform matures, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing models as we have used historically. Pricing decisions may also impact the mix of adoption among our subscription plans and negatively impact our overall revenue. Although we occasionally upsell within contract terms based on customer needs, substantially all of our customer contracts have a subscription period of one year or longer, for which we primarily bill annually in advance with no obligation to renew. As a result, potential changes in our pricing policies, or our rate of customer expansion or retention, may not be fully reflected in our results of operations until future periods. Moreover, larger organizations may demand price concessions. As a result, in the future we may be required to reduce our prices, which could materially adversely affect our business, financial condition, and results of operations.

Failure to effectively develop and expand our sales and marketing capabilities, including our relationships with channel partners, could harm our ability to increase our customer base and achieve broader market acceptance of our products and platform.

In order to increase our sales to new and existing customers, we must expand our sales and marketing operations, including our sales force and third-party channel partners, and continue to dedicate significant resources to inbound sales and marketing programs, both domestically and internationally. Our ability to increase our customer base and achieve broader market acceptance of our products will depend, in part, on our ability to effectively organize, focus, and train our sales and marketing personnel. If we are unable to increase adoption of our AI-powered platform by new and existing customers, especially enterprise customers, our business, financial condition, and results of operations may be materially adversely affected.

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

We employ a go-to-market business model whereby a portion of our revenue is generated by sales through our channel partners, such as independent software vendors and resellers, that further expand the reach of our direct sales force into additional geographies, sectors, and industries. In particular, we have entered, and intend to continue to enter, into strategic sales distributor and reseller relationships in certain international markets where we do not have a local presence. We provide certain of our channel partners with specific training and programs to assist them in selling access to our AI-powered platform, but there can be no assurance that these steps will be effective. In addition, if our channel partners are unsuccessful in marketing and selling access to our AI-powered platform, it would limit our expansion into certain geographies, sectors, and industries. If we are unable to develop and maintain effective sales incentive programs for our channel partners, we may not be able to incentivize these partners to sell access to our AI-powered platform to customers.

Some of these partners may also market, sell, and support offerings that are competitive with ours, may devote more resources to the marketing, sales, and support of such competitive offerings, may have incentives to promote our competitors’ offerings to the detriment of our own, or may cease selling access to our AI-powered platform altogether. Our channel partners could subject us to lawsuits, potential liability, and reputational harm if, for example, any of our channel partners misrepresents the functionality of our AI-powered platform to customers or violates laws or our or their corporate policies. Our ability to achieve revenue growth in the future will depend, in part, on our success in maintaining successful relationships with our channel partners, identifying additional channel partners, including in new markets, and training our channel partners to independently sell access to our AI-powered platform. If our channel partners are unsuccessful in selling access to our AI-powered platform, or if we are unable to enter into arrangements with or retain a sufficient number of high-quality channel partners in each of the regions in which we sell access to our AI-powered platform and keep them motivated to sell access to our AI-powered platform, our business, financial condition, results of operations, and growth prospects could be materially adversely affected.

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

We have experienced rapid growth in our customer base since our inception. Although our growth strategy includes acquiring new customers across industries, company size, and stages of digital maturity, we believe there is a significant opportunity to continue to penetrate the largest global organizations. Sales to larger organizations involve risks that may not be present, or that are present to a lesser extent, with sales to smaller organizations, such as longer sales cycles, more complex customer requirements, substantial upfront sales costs, and less predictability in completing some of our sales. For example, enterprise customers, which we define as customers with more than 1,000 employees or $100 million in revenue, may require considerable time to evaluate and test our AI-powered platform prior to making a purchase decision and placing an order. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our AI-powered platform, the discretionary nature of purchasing and budget cycles, and the competitive nature of evaluation and purchasing approval processes. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, may vary significantly from customer to customer, with sales to enterprises typically taking longer to complete. In recent periods, the average length of our sales cycle to enterprises was four to six months, as compared to one to three months to non-enterprise customers. In addition, larger organizations may demand more features and integration services. Sales to larger organizations also may increase the variability of our financial results. If we are unable to close one or more expected significant transactions with these customers in a particular period, or if an expected transaction is delayed until a subsequent period, our results of operations for that period, and for any future periods in which revenue from such transaction would otherwise have been recognized, may be adversely affected. If we fail to effectively manage these risks associated with sales cycles and sales to larger organizations, our business, financial condition, and results of operations may be materially adversely affected.

If we are unable to maintain and enhance our brand, our business, financial condition, and results of operations may be materially adversely affected.

We believe that maintaining and enhancing our reputation as a differentiated and category-defining company in AI analytics is critical to our relationships with our existing customers and to our ability to attract new customers. The successful promotion of our brand attributes will depend on a number of factors, including our marketing efforts, our ability to ensure that our platform remains reliable and secure, our ability to continue to develop high-quality software, and our ability to successfully differentiate our AI-powered platform from competitive products and services. In addition, independent industry analysts often provide reviews of our AI-powered platform, as well as products and services offered by our competitors, and the market perception of our AI-powered platform may be significantly influenced by these reviews. If these reviews are negative, or less positive as compared to those of our competitors’ products and services, our brand may be adversely affected. It may also be difficult to maintain and enhance our brand in connection with sales through channel or strategic partners.

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

Our operations are international in scope, and we plan further geographical expansion, creating a variety of operational challenges.

For the year ended December 31, 2025 and the nine months ended September 30, 2026 and 2025, 39%, 40%, and 39% of our revenue was generated outside the United States, respectively. A component of our growth strategy involves the further expansion of our operations and customer base internationally, which will require significant dedication of management attention and financial resources. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. Our sales organization outside the United States is substantially smaller than our sales organization in the United States, and to date, only a very small portion of our sales has been driven by resellers or other channel partners. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity and limited channel partners, we may be unable to effectively grow in international markets.

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
•
the need to adapt and localize our AI-powered platform for specific countries;
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

Global conflicts could materially adversely affect our business, results of operations, and financial condition.

Global conflicts and geopolitical tensions, including the ongoing war between Russia and Ukraine and hostilities involving Iran in the Middle East, as well as any other current or future armed conflicts, acts of terrorism, or geopolitical disputes, are highly unpredictable in length, impact, and outcome. Such conflicts have led, and could continue to lead, to significant market and other disruptions, including instability in financial markets, supply chain interruptions, political and social instability, and changes in consumer or purchaser preferences, as well as an increase in cyberattacks, intellectual property theft, and espionage.

We are continuing to monitor these and other geopolitical developments and assess their impact on our business, including our business partners and customers. Such circumstances, combined with sanctions, export controls, and other government measures, have resulted, and may in the future result in disruptions to our customers' businesses in impacted regions, including, at times, their ability to pay for our services.

We have no way to predict the progress or outcome of any such conflicts or their impacts in the affected countries or surrounding regions, as these conflicts, and any resulting government reactions, are rapidly developing and beyond our control. The extent and duration of any such conflicts, sanctions, and resulting market disruptions could be significant and could potentially have a substantial impact on the global economy and our business for an unknown period of time. Any of the above-mentioned factors could materially adversely affect our business, financial condition, and results of operations.

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

For the year ended December 31, 2025 and the nine months ended September 30, 2026 and 2025, our research and development expenses were 28%, 30%, and 29% of our revenue, respectively. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our business may be harmed. Moreover, research and development projects can be technically challenging and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling products and generate revenue, if any, from such investment. Additionally, anticipated customer demand for a product or service we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such product or service. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of products that are competitive in our current or future markets, our business, financial condition, and results of operations would be materially adversely affected.

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

Additionally, a number of aspects of intellectual property protection in the field of AI and machine learning are currently under development, and there is uncertainty and ongoing litigation in different jurisdictions as to the degree and extent of protection warranted for AI and machine learning systems and relevant system input and outputs. The law is also uncertain across jurisdictions regarding the copyright ownership of content that is produced in whole or in part by generative AI tools. The United States Copyright Office has previously denied copyright protection for content generated by AI Technologies, and the United States Patent and Trademark Office has similarly stated that an AI tool cannot be an “inventor” of a patent, rendering it impossible to obtain patent protection for inventions created solely by AI Technologies. Our generative AI Technologies that are embedded in our AI-powered platform could generate output that is infringing, and we could be subject to claims or lawsuits, including for infringement of third-party intellectual property rights as a result of the output of such generative AI Technologies. If we fail to obtain protection for the intellectual property rights concerning our AI Technologies, or later have our intellectual property rights invalidated or otherwise diminished, our competitors may be able to take advantage of our research and development efforts to develop competing products which could adversely affect our business, reputation and financial condition. Given the long history of development of AI Technologies, other parties may have (or in the future may obtain) patents or other proprietary rights that would prevent, limit, or interfere with our ability to make, use, or sell our own AI Technologies.

Our use of “open-source” software could negatively affect our ability to sell our platform and subject us to possible litigation.

We use software in our AI-powered platform that is licensed from third parties pursuant to open-source licenses. Certain open-source software licenses require a user who distributes or otherwise makes available the open-source software in connection with the user’s proprietary software to disclose publicly part or all of the source code to the user’s proprietary software. The use and distribution of open-source software may entail greater risks than the use of third-party commercial software, as open-source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Additionally, certain open-source software licenses are difficult to interpret and require the user of such software to make the source code of any derivative works of the open-source code and certain related software available to third parties with few restrictions on the use or further distribution of such software by such third parties. As a result, we may face claims from others seeking to enforce the terms of an open-source license, including by demanding the release of derivative works of the open-source software and our proprietary source code that was developed or used in connection with such software. These claims could also result in litigation and require us to replace certain open-source software with proprietary software licensed under costly commercial licenses or require us to devote additional research and development resources to change our platform, any of which would have a material adverse effect on our business and results of operations. Although we have implemented policies to regulate the use and incorporation of open-source software into our platform, we cannot be certain that we have not incorporated open-source software in our platform in a manner that is inconsistent with such policies. Any use of open-source software inconsistent with our policies or licensing terms could materially adversely affect our business, financial condition, and results of operations.

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

The regulatory framework for AI Technologies is rapidly evolving as many federal, state, and foreign government bodies and agencies have enacted or are currently considering additional laws, regulations, self-regulatory frameworks, guidelines and statutes governing AI. Additionally, existing laws and regulations may be enjoined in judicial proceedings, or may be interpreted in ways that would affect the operation of our AI Technologies, or could be rescinded or amended as new administrations take differing approaches to evolving AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet predict the impact future laws, regulations, guidelines, or standards, or the market perception of their requirements may have on our business or how we will respond to these laws or regulations.

Already, certain existing legal regimes (e.g., relating to data privacy) regulate certain aspects of AI Technologies, and new laws regulating AI Technologies have either entered into force in the United States and the EU or are expected to enter into force in the future. In the United States, the regulatory framework for AI Technologies faces significant uncertainty. At the federal level, Congress has yet to enact meaningful AI legislation. Instead, federal policy on AI has been shaped by a series of executive orders that have shifted priorities and requirements substantially depending on the administration in power. In the absence of federal AI legislation, states have filled the void by enacting laws regulating different aspects of AI Technologies. For example, California has enacted laws and regulations related to AI safety protocols, reporting and transparency, among other AI-related topics. In addition, Colorado’s Artificial Intelligence Act may require developers and deployers of “high-risk” AI systems to implement certain safeguards against algorithmic discrimination (among other requirements), Utah’s Artificial Intelligence Policy Act establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interactions, and the Texas Responsible Artificial Intelligence Governance Act prohibits the development and deployment of AI systems for certain purposes while establishing a regulatory sandbox. Moreover, various state AI laws and comprehensive state privacy laws, including the California Consumer Privacy Act (“CCPA”), regulate the use of automated decision-making technology that results in legal or similarly significant effects on individuals, and provide rights to individuals with respect to that automated decision-making. States have also enacted sector-specific AI laws, including related to the use of AI for health-related purposes and financial services. Numerous other states have enacted, passed, or are considering AI-focused legislation, creating a patchwork of regulations and a complex compliance challenge. However, the durability of these laws and the potential of additional state-level legislative activity faces uncertainty following President Trump’s December 2025 Executive Order “Ensuring a National Policy Framework for Artificial Intelligence.” This Executive Order establishes a federal policy favoring a uniform national AI regulatory framework designed to promote innovation and U.S. global competitiveness. The order directs federal agencies to identify, challenge, and potentially pre-empt state and local AI laws that are viewed as inconsistent with or burdensome to this national approach. It remains to be seen how agencies will effectuate this directive, and how states will approach AI legislation moving forward. Additionally, the Trump administration may continue to rescind existing federal orders and/or administrative policies relating to AI Technologies or may implement new executive orders and/or other rule making relating to AI Technologies in the future. Accordingly, the scope and direction of orders, policies, rules and regulations related to AI Technologies at the federal level in the United States in the near future is uncertain. Any such changes at the federal level could require us to expend significant resources to modify our products, services, or operations to ensure compliance or remain competitive. Further, any failure or perceived failure by us to comply with existing or newly enacted laws, regulations and other requirements relating to AI Technologies could result in legal claims or proceedings (including class actions), regulatory investigations or enforcement actions.

In Europe, on August 1, 2024, the EU Artificial Intelligence Act (the “EU AI Act”) entered into force, and establishes a comprehensive, risk-based governance framework for AI in the EU market. The majority of the substantive requirements took effect beginning August 2, 2026, however, most obligations with respect to AI systems deemed “high-risk” will apply from December 2, 2027 or August 2, 2028. The EU AI Act applies to companies that develop, use, and/or provide AI in the EU and—depending on the AI use case—includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and fines for breach of up to 7% of worldwide annual turnover. In addition, the revised EU Product Liability Directive came into force in December 2024, to be implemented into EU member state national law by December 2026. This Directive extends the EU’s existing strict product liability regime to AI Technologies and AI-enabled products, and facilitates civil claims in respect of harm caused by AI. Once fully applicable, the EU AI Act and the EU Product Liability Directive will have a material impact on the way AI is regulated in the EU. Global "digital" regulations continue to develop and evolve, including the EU GDPR, ePrivacy Directive and the Data Act (the "Data Act"). Further, in Europe we are subject to the EU GDPR, which regulates our use of personal data for automated decision making that results in a legal or similarly significant effect on an individual, and provides rights to individuals in respect of that automated decision making. Recent case law from the Court of Justice of the European Union (“CJEU”) has taken an expansive view of the scope of the EU GDPR’s requirements around automated decision making and introduced uncertainty in the interpretation of these rules. Specifically, the CJEU has expanded the scope for automated decision making under the EU GDPR by finding that automated decision making activities can fall within the EU GDPR’s restrictions on those activities even if the required legal or similarly significant effect for the individual is carried out by a third-party. The EU AI Act, and developing interpretation and application of the EU GDPR in respect of automated decision making, together with developing guidance and/or decisions in this area, may affect our use of AI Technologies and our ability to provide, improve or commercialize our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition. Further, the Data Act came into force on September 12, 2025. The Data Act may apply to our provision of data processing services in the EU and introduces a general requirement to remove pre-commercial, commercial, technical, contractual and other barriers that inhibit our customers from terminating contracts, porting data or unbundling services. We are monitoring developments in this area. The changes introduced by the Data Act may impact the duration of customer relationships and result in additional compliance and operational costs, which may affect our business. If any of our data processing activities are found to violate the requirements imposed by this law, we may incur substantial fines, have to change our business practices, and face reputational harm, any of which could have an adverse effect on our business.

It is possible that new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition, antitrust, data privacy and consumer protection laws, may be interpreted or enforced in ways that would limit our ability to use AI Technologies for our business, or require us to change the way we use AI Technologies in a manner that negatively affects the performance of our products, services, and business and the way in which we use AI Technologies. We may need to expend resources to adjust our products or services in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, or to adjust our business plans based on changes to how such laws are enforced, including adapting to loosened regulation to remain competitive, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI Technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition, and results of operations.

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

In addition to the European Union and United Kingdom, a growing number of other global jurisdictions are considering, or have passed, legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our platform, particularly as we expand our operations internationally. Some of these laws, such as the General Data Protection Law in Brazil, or the Act on the Protection of Personal Information in Japan, impose similar obligations as those under the GDPR. Others, such as those in Russia, India, and China, could potentially impose more stringent obligations, including data localization requirements. If we are unable to develop and offer features that meet legal requirements or help our customers meet their obligations under the laws or regulations relating to privacy, data protection, or information security, or if we violate or are perceived to violate any laws, regulations, or other obligations relating to privacy, data protection, or information security, we may experience reduced demand for our AI-powered platform, harm to our reputation, and could become subject to investigations, claims, and other remedies, which would expose us to significant fines, penalties, and other damages, all of which would harm our business. Further, given the breadth and depth of changes in global data protection obligations, compliance has caused us to expend significant resources, and such expenditures are likely to continue into the future as we continue our compliance efforts and respond to new interpretations and enforcement actions.

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

We conduct transactions, particularly intercompany transactions, in currencies other than the U.S. dollar. While we have primarily transacted with customers and vendors in U.S. dollars, we have transacted in foreign currencies for subscriptions to our AI-powered platform, and we expect to significantly expand the number of transactions with customers for our AI-powered platform that are denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies, and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound, Canadian Dollar, Singapore Dollar, Australian Dollar, and Japanese Yen. As a result of these foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. To the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our Class A common stock could be adversely affected. We do not currently maintain a program to hedge transactional exposures in foreign currencies. However, in the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of these hedging instruments may not offset any, or more than a portion of, the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place, and may introduce additional risks if they are not structured effectively.

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

On June 29, 2026, California enacted Senate Bill 122, which, effective January 1, 2027, expands California’s sales and use tax base to include certain digital products, including prewritten software transferred electronically or accessed remotely. As a result, certain of our transactions that are not currently subject to California sales and use tax may become taxable. While we are continuing to evaluate the effect of this legislation and related implementation guidance, the change could increase the cost of our products to customers, impose additional compliance and administrative obligations on us, and adversely affect profitability, and results of operations.

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
•
changes in the pricing of our AI-powered platform;
•
changes in the anticipated future size or growth rate of our addressable markets;
•
changes in laws or regulations applicable to our AI-powered platform;
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

In addition, stock markets with respect to newly public companies, particularly companies in the technology industry, have experienced significant price and volume fluctuations that have affected and continue to affect the stock prices of these companies. Stock prices of many companies, including technology companies, have fluctuated in a manner often unrelated to the operating performance of those companies. In the past, companies that have experienced volatility in the trading price of their securities have been subject to securities class action litigation. For example, we previously defended against a securities class action lawsuit and a shareholder derivative lawsuit, which were filed in the United States District Court for the Northern District of California, and we may be the target of this type of litigation in the future. Our involvement in these types of litigation or other securities litigation could result in substantial expenses, divert resources and our management’s attention, and harm our business, results of operations and financial condition.

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

In addition, we have filed registration statements to register all shares subject to options and restricted stock units (“RSU”) outstanding or reserved for future issuance under our equity compensation plans. As of September 30, 2026, we had options outstanding that, if fully exercised, would result in the issuance of 8,503,914 shares of Class A common stock, as well as 20,442,718 shares of Class A common stock subject to RSUs.

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

Changes in laws and regulations related to the internet or changes in the internet infrastructure itself may diminish the demand for our AI-powered platform, and could harm our business.

The future success of our business depends upon our customers’ and potential customers’ access to the internet. Federal, state, or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the internet. Changes in these laws or regulations could require us to modify our platform in order to comply with these changes. In addition, government agencies or private organizations may impose additional laws, regulations, standards, or protocols involving taxation, tariffs, privacy, data protection, information security, content, copyrights, distribution, electronic contracts and other communications, consumer protection, and the characteristics and quality of services, any of which could decrease the demand for our AI-powered platform or result in reductions in the demand for internet-based platforms such as ours. In addition, the use of the internet as a business tool could be harmed due to delays in the development or adoption of new standards and protocols to handle increased demands of internet activity, security, reliability, cost, ease-of-use, accessibility, and quality of service. The performance of the internet and its acceptance as a business tool has been harmed by “viruses,” “worms,” and similar malicious programs, and the internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If the use of the internet is adversely affected by these issues, demand for our AI-powered platform could decline.

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Market opportunity estimates and growth forecasts, including those we have generated ourselves, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of companies covered by our market opportunity estimates will purchase our AI-powered platform or generate any particular level of revenue for us. Any expansion in our markets depends on a number of factors, including the cost, performance, and perceived value associated with our AI-powered platform and the products of our competitors. Even if the markets in which we compete achieve the forecasted growth, our business could fail to grow at similar rates, if at all.

Acquisitions, mergers, strategic investments, partnerships, or alliances could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and materially adversely affect our business, financial condition, and results of operations.

We have in the past sought, and intend in the future to seek, to acquire or invest in businesses, joint ventures, strategic or preferred partnerships, and platform technologies that we believe could complement or expand our AI-powered platform, enhance our technology, or otherwise offer growth opportunities. Any such acquisitions, partnerships, or investments may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, the acquired company’s software is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. Any such transactions that we are able to complete may not result in the synergies or other benefits we expect to achieve, which could result in substantial impairment charges. These transactions could also result in dilutive issuances of equity securities, the incurrence of debt, or adverse tax consequences, which could materially adversely affect our business, financial condition, and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Company Purchases of Equity Securities

Stock repurchases during the three months ended September 30, 2026 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program(2)
				(in thousands)
July 1, 2026 through July 31, 2026	—	—	—	$36,615
August 1, 2026 through August 31, 2026	—	—	—	$36,615
September 1, 2026 through September 30, 2026	—	—	—	$36,615
Total	—		—

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

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Trading Arrangements of Section 16 Reporting Persons

On August 31, 2026, Curtis Liu, our Chief Technology Officer, adopted a Rule 10b5-1 trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c). The plan, which automatically terminates on May 21, 2027, provides for the sale of up to an aggregate of 260,000 shares of the Company’s Class A Common Stock, plus 100% of the net shares (after withholding for taxes) received upon the vesting of restricted stock, not to exceed 60,000 shares. The plan covers shares held in two separate accounts: (i) shares held directly by Curtis Liu and (ii) shares held indirectly by Curtis Liu as Trustee for the CL 2020 Trust.

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

Amplitude, Inc.

Date: November 4, 2026	By:	/s/ Spenser Skates
Spenser Skates
Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2026	By:	/s/ Andrew Casey
Andrew Casey
Chief Financial Officer (Principal Financial and Accounting Officer)